Form 10-K
period 2020-12-31
DoorDash, Inc.
filed 2021-03-05
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission File Number: 001-39759
______________________________________
DOORDASH, INC.
______________________________________
(Exact name of registrant as specified in its charter)

Delaware	46-2852392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
303 2nd Street, South Tower, 8th Floor
San Francisco, California 94107
(Address of principal executive offices, including zip code)

(650) 487-3970
(Registrant’s telephone number, including area code)
_____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value of $0.00001 per share	DASH	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared to issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on December 31, 2020, based on the closing price of the registrant’s Class A common stock as reported by the New York Stock Exchange on that date, was approximately $19.9 billion. The registrant has elected to use December 31, 2020 as the calculation date because on June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant was a privately held company. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
The registrant had outstanding 290,150,290 shares of Class A common stock, 31,313,450 shares of Class B common stock, and no shares of Class C common stock as of February 26, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, Total Orders, Marketplace GOV, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin, our ability to determine reserves, and our ability to maintain and increase long-term future profitability;
•our ability to successfully execute our business and growth strategy;
•the sufficiency of our cash, cash equivalents and marketable securities to meet our liquidity needs;
•the demand for our platform or for local logistics platforms in general;
•our ability to attract and retain merchants, consumers and Dashers;
•our ability to effectively manage costs related to Dashers;
•our ability to develop new offerings, services and features, and bring them to market in a timely manner and make enhancements to our platform;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our expectations regarding outstanding litigation and legal and regulatory matters;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to independent contractor classification, pricing and commissions, taxation and privacy and data protection;
•our ability to manage and insure auto-related and operations-related risk associated with our business;
•our expectations regarding new and evolving markets;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platform;
•our expectations and management of future growth;
•our expectations concerning relationships with third parties;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to integrate companies and assets that we acquire;
•the increased expenses associated with being a public company; and
•the impact of the COVID-19 pandemic, or a similar public health threat, on global capital and financial markets, general economic conditions in the United States, and our business and operations.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Part I
Item 1. Business
OUR BUSINESS
We founded DoorDash to be a merchant-first business. Our mission is to grow and empower local economies.
Technology has changed consumer behavior and driven a wave of demand for convenience. Consumers’ expectations of ease and immediacy with every purchase has been a boon for some companies but damaging for many others. We enable local brick-and-mortar businesses—which are fundamental to the vitality of local economies and communities—to address consumers’ expectations of ease and immediacy and thrive in an increasingly convenience-driven economy. Our local logistics platform connects over 450,000 merchants1, over 20 million consumers2, and over 1 million Dashers3 in the United States, Canada, and Australia every month.
We built our products to serve the needs of these three key constituencies. We do this primarily through the DoorDash Marketplace, or our Marketplace, which offers a broad array of services that enable merchants to solve mission-critical challenges such as customer acquisition, delivery, insights and analytics, merchandising, payment processing, and customer support. Our Marketplace enables merchants to establish an online presence and expand their reach. It generates significant demand for merchants by connecting them with millions of consumers. Merchants can fulfill this demand through delivery, facilitated by our local logistics platform, or in-person pickup by consumers.
In addition to our Marketplace, which accounts for the vast majority of our business today, we offer merchants a variety of products, which we refer to as merchant services, to facilitate sales that merchants have originated through their own channels. DoorDash Drive, or Drive, our white-label logistics service, enables merchants that have generated consumer demand through their own channels to fulfill this demand using our local logistics platform. DoorDash Storefront, or Storefront, enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or logistics capabilities.
THE DOORDASH PLATFORM
Our local logistics platform connects merchants, consumers, and Dashers. We built our local logistics platform to serve the needs of these three key constituencies and to become more intelligent and efficient with every order. As we have grown, the scale of our local logistics platform has become one of our major competitive advantages and delivers substantial benefits to everyone we serve. We connect:
•Merchants: Over 450,000 merchants run and grow their businesses using our technology platform. Our products are designed to meet the individual needs of merchants, regardless of their scale, business model, or location. Our Marketplace includes business enablement and demand fulfillment services that enable merchants to solve mission-critical challenges such as customer acquisition, delivery, insights and analytics, merchandising, payment processing, and customer support. We help our merchants thrive in an increasingly convenience-driven economy while enabling them to focus on their craft.
•Consumers: Over 20 million consumers discover, engage with, and purchase goods from merchants on our local logistics platform. For consumers, we offer the ability to order from the best of their communities with the click of a button and to have their orders reliably delivered or waiting at the store for pickup. We enable convenience for consumers throughout their entire day, from breakfast pickup on-the-go to catered lunch at work to grocery or dinner delivery straight to their doorsteps. We believe that the convenient access we provide to an unmatched
1 Based on the number of individual stores, including Drive stores, that have completed an order through our platform in the past month, measured as of December 31, 2020.
2 Based on the number of individual consumer accounts that have completed an order on our Marketplace in the past month, measured as of December 31, 2020.
3 Based on the number of Dasher accounts that have delivered an order through our platform in the past month, measured as of December 31, 2020.

combination of selection, experience, and value for consumers helps drive consumer engagement and category-leading spend retention.4
•Dashers: Over 1 million Dashers use our local logistics platform to find opportunities to earn. For Dashers, we provide opportunities for those looking for a fast and flexible way to earn and to achieve their goals. We also provide earnings transparency so that Dashers can make informed decisions about the deliveries they choose to make. Dashers set their own schedules and we work to ensure that the time they spend making deliveries is well rewarded. We do not require Dashers to deliver by car as they also have the option to deliver by bike or scooter, enabling a broad range of people to deliver on our platform.
Our local logistics platform benefits from three powerful virtuous cycles:
•Local Network Effects: Our ability to attract more merchants, including local favorites and national brands, creates more selection in our Marketplace, driving more consumer engagement, and in turn, more sales for merchants on our platform. Our strong national merchant footprint enables us to launch new markets and quickly establish a critical mass of merchants and Dashers, driving strong consumer adoption.
•Economies of Scale: As more consumers join our local logistics platform and their engagement increases, our entire platform benefits from higher order volume, which means more revenue for local businesses and more opportunities for Dashers to work and increase their earnings. This, in turn, attracts Dashers to our local logistics platform, which allows for faster and more efficient fulfillment of orders for consumers.
•Increasing Brand Affinity: Both our local network effects and economies of scale lead to more merchants, consumers, and Dashers that utilize our local logistics platform. As we scale, we continue to invest in improving our offerings for merchants, selection, experience, and value for consumers, and earnings opportunities for Dashers. By improving the benefits of our local logistics platform for each of our three constituencies, our network continues to grow and we benefit from increased brand awareness and positive brand affinity. With increased brand affinity, we expect that we will enjoy lower acquisition costs for all three constituencies in the long term.
Since our founding, over 1.2 billion orders have been completed through our platform. These orders inform our machine learning algorithms and generate a data advantage in which the technology and value of our local logistics platform is
4 Edison Trends. Based on the estimated dollar value of orders placed on DoorDash, Grubhub, and Uber Eats by a group of users that first placed an order on any such platform between January 1, 2019 and December 31, 2019, as determined by Edison Trends. For each platform, spend retention represents the total dollar value of orders placed by this group of users in their twelfth month on the platform as a percentage of the total dollar value of orders placed by such group in their first month. Postmates is excluded due to inconsistent data availability in April and May 2020; however, Postmates’ spend retention was lower than DoorDash in all other months of the measurement period.

continuously enhanced as more constituencies are connected in our network and greater amounts of data are brought into our platform. We leverage insights from this data to drive actionable recommendations for merchants regarding consumer preferences and market trends. For example, as merchants think about growth and expansion, our data insights can help guide their decisions on menu options, hours of operation, and where to build their next storefront. Our data insights also give us unique visibility into the operations of the local businesses in our network. For example, understanding the differences in kitchen preparation time for a sandwich versus sushi enables us to improve Dasher efficiency and improve the consumer experience. As more orders are completed on our local logistics platform, our data insights grow and continue to enhance the experience for all three constituencies, which in turn strengthens our competitive advantage.
OUR GROWTH STRATEGY
We intend to broaden our network of merchants by providing innovative services that help merchants operate and grow their businesses.
•More merchants. We have experienced tremendous success serving merchants, primarily in the food vertical. We have over 450,000 merchants, the majority of which are restaurants, on our local logistics platform today, and there are many more that we have yet to reach. We will continue to invest in our go-to-market strategy and sales efforts to continue adding new merchants. Over time, we plan to continue adding more merchants from verticals outside of food as well as DashMarts, our first party owned-and-operated convenience stores.
•More merchant services. We provide a range of products and services, such as our Marketplace, Drive, and Storefront, to help our merchants operate and grow their businesses. We will continue to innovate and introduce new products and services to add value for our merchants and unlock additional revenue opportunities for DoorDash.
We seek to increase consumer adoption and have DoorDash become a daily activity.
•More consumers. There are over 20 million consumers on our local logistics platform. We plan to continue to increase our consumer reach, both in the United States and internationally. We launched in Australia, in September 2019, and have a strong and growing business in Canada.
•More consumer engagement. Today, consumers use our local logistics platform for a small fraction of their monthly meals. In the food vertical, we strive to increase the frequency with which consumers use DoorDash by being the most delicious, affordable, and convenient way to eat. We plan to do this by increasing the breadth of restaurant selection, expanding availability of meals at all times of the day, addressing the needs of business consumers via DoorDash for Work, which includes large group orders and catering orders for businesses and events, and enhancing affordability by increasing adoption of DashPass, our subscription product, which eliminates per-order delivery fees with partner merchants. We will also continue to seek partnership opportunities to extend the benefits of DashPass to more consumers. In addition, as we continue to add new verticals beyond food, we expect to further increase the amount of consumer spend on our platform and broaden the benefits of DashPass.
We seek to build a reliable, high quality, and operationally efficient logistics network.
•Better consumer experience. Our goal is to delight consumers, thereby promoting their use of our platform and making it easier for us to acquire new consumers. We continue to make investments aimed at improving the consumer experience. We are particularly focused on building tools to help Dashers improve the accuracy of items delivered and the speed and timeliness of delivery, without sacrificing selection.
•Better Dasher experience. We also invest in improving Dasher experience and satisfaction. This includes improving onboarding and enabling Dashers to sign up and start earning faster. For example, we developed our local logistics platform to provide earnings visibility after every delivery in an easy and transparent manner, and through our Fast Pay service, we enable Dashers to receive their earnings on-demand, rather than on a weekly basis.
•Improve operational efficiency. We are focused on optimizing our cost structure primarily through product improvements meant to enhance the operational efficiency and quality of our local logistics platform. These improvements include enhancements to our batching algorithms and order preparation and traffic predictions.
OUR OFFERINGS

Our offerings provide merchants, consumers, and Dashers with a local logistics platform that offers access to convenience and opportunity.
Offerings for Merchants
We have carefully designed our local logistics platform with a merchant-first approach. Our merchant services include business enablement and demand fulfillment services that enable merchants to solve mission-critical challenges such as customer acquisition, delivery, insights and analytics, merchandising, payment processing, and customer support. Our local logistics platform provides merchants with the mission-critical capabilities needed to meet the demands of the convenience economy and capture the business growth that comes from this new wave of demand.
•Merchant tablet and software portal. Partner merchants use our tablets and our merchant software portal for holistic views of their businesses. Our self-service capabilities enable merchants to directly onboard to our local logistics platform and monitor their businesses in real time.
Merchant services that we offer for demand fulfillment include:
•Marketplace. Our Marketplace enables merchants to establish an online presence and expand their reach. It generates significant demand for merchants by connecting them with over 20 million consumers. Merchants can fulfill this demand through delivery, facilitated by our local logistics platform, or by taking advantage of in-person pickup or self-delivery, as described below. As part of our Marketplace, we also offer:
◦Pickup. Pickup allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees. We believe Pickup generates additional foot traffic for our merchants and drives incremental sales.
◦DoorDash for Work. DoorDash for Work provides our merchants with large group orders and catering orders for businesses and events. Merchants benefit from such orders due to their large dollar value, which helps drive profitability, and the advance nature of such orders, which helps merchants plan better.
◦Self-Delivery. Self-Delivery enables merchants on our Marketplace to fulfill orders with their own delivery fleets.
•Drive. Drive, our white-label logistics service, enables merchants to fulfill consumer demand that they have already created through their own channels but do not have the in-house distribution capacity to fulfill. Many national merchants, such as Chipotle, Wingstop, and Little Caesars, invest significant capital in building their own mobile applications and websites to enable consumers to interact with their brands and order online. These merchants need the ability to address the off-premise consumer demand they have created without having to build and manage their own logistics operations. Through Drive, merchants are able to connect with Dashers and leverage our local logistics platform to fulfill their orders.
•DoorDash Storefront. Storefront enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or logistics capabilities.
Our Marketplace includes a variety of services, beyond demand fulfillment, that enable merchants’ businesses:
•Customer acquisition. DoorDash connects merchants with over 20 million consumers. Merchants can also use DoorDash to initiate and run promotions to attract new consumers and drive incremental sales.
•Consumer engagement. We provide merchants with the tools to attract and engage consumers or win back consumers who have not ordered from them recently. Merchants can also feature new items or details about their individual stores.
•Merchandising strategy and personalization. Our merchandising strategy allows us to feature certain merchants or products. For example, we often curate and feature “Local Picks” prominently to showcase new merchants or recent trends. Our machine learning algorithms further personalize selection based on individual consumer order patterns and other factors.
•Payment processing. DoorDash handles payment acceptance from consumers primarily through a third-party payment processor that manages credit card transaction processing, which means merchants do not need to be concerned with credit card authorization, chargebacks, or fraud. Partner merchants and Dashers have accounts directly with the payment processor and we remit payments to merchants and Dashers through the payment processor. When Dashers pick up from a non-partner merchant, they are authorized to pay for the purchased goods with a DoorDash-issued debit card.

•Self-service. Merchants are able to use the merchant software portal and our Merchant Tablet Order Manager to self-edit menus, update business hours and pricing, and provide additional information about their businesses.
•Insights and analytics. Our merchant software portal allows merchants to track business performance on a number of metrics, including how long a Dasher waits for an order, order accuracy, analyses on top-performing items, and reports on incremental sales. Merchants can use this information to more effectively manage their operational processes and inventory and price items at competitive rates. The data we track enables insights that help merchants understand their consumer base, identify new ways to drive business, and improve the quality of the delivery experience.
•Customer support. We provide customer support for any orders placed through our local logistics platform. Our customer support centers address both order and logistics issues, and we work together with merchants, consumers, and Dashers to resolve disputes.
•Integrations. DoorDash seamlessly integrates with merchants’ existing systems and workflows to streamline operations. Integration with merchant POS systems not only eliminates the need for merchants to monitor and maintain a tablet but also helps improve the delivery experience. For example, merchants with POS integration generally experience a reduction in how long a Dasher waits for an order and the number of missing or incorrect items in an order. We are also able to integrate into existing workflows through which merchants receive their orders, including website, email, tablet, phone, and fax. We do this because we are a merchant-first company and strive to integrate seamlessly with our merchants’ existing operational processes.
Offerings for Consumers
For consumers, our local logistics platform serves as a search engine to the local economy. Our consumer offerings provide a frictionless and personalized experience to search, discover, and order from local businesses. Both our consumer mobile application and website help consumers decide what to order with relevant information about each merchant, visually-rich photos, and filters to make it simple and efficient to find the right merchants and items.
•Consumer mobile application and website. Our consumer mobile application and website provide consumers with access to a wide selection of merchants in our Marketplace. Consumers can search by delivery time, price, rating, and other categories (such as type of cuisine for restaurant merchants) to find the merchant and items that satisfy their needs. Consumers can also easily browse merchants around them to discover new merchants or goods that cater to their preferences. Our proprietary technology enhances the consumer experience by displaying merchants according to a consumer’s preferences and other factors such as delivery times and ratings. Our ability to serve consumers with a personalized selection of merchants that reflects our understanding of their preferences allows us to enable the discovery and curation of merchants for our consumers. We also enable consumers to place orders individually as well as order as a group.
Once a merchant is selected, consumers can customize orders according to their preferences. Our mobile application and website provide real-time notifications and order tracking so that consumers can closely follow their orders from the moment they are placed to when they are delivered. We also offer consumers the ability to easily contact Dashers, and vice-versa, to ensure a seamless delivery experience. Our local logistics platform also allows consumers to easily contact our support team so that issues are efficiently resolved, which provides the ability for us to turn a problem into an opportunity to engage and build loyalty with consumers.
•DashPass. Our subscription product, DashPass, serves as a membership program to the physical world and offers consumers unlimited access to eligible merchants with $0 delivery fees and reduced service fees on eligible orders. DashPass currently costs $9.99 per month for a monthly membership. DashPass enables us to reward our most engaged consumers with savings on the cost of delivery and to reward DashPass-eligible merchants by featuring them to our most engaged consumers.
•Pickup. Pickup allows consumers to place advance orders, skip lines and save time, and pick up items directly from the merchant.
Offerings for Dashers
Underpinning our offerings for Dashers is our proprietary technology that enables Dashers to work where, when, and how they want while keeping them busy so they can earn more money in less time.
•We enable Dashers to easily sign up anytime and anywhere. After clearing a background check, new Dashers can quickly and easily onboard onto our local logistics platform. We place great value on flexibility and provide Dashers with a choice to either visit a local office for personal assistance or stay in the comfort of their own home to onboard wherever they are.

•Transparency for Dashers. Through the dedicated Dasher mobile application, DoorDash strives to offer Dashers with transparency, including critical information regarding deliveries upfront such as guaranteed earnings, estimated time and distance, merchant name, and consumer drop-off information.
•Proprietary technology to optimize Dasher efficiency. We have developed proprietary technology to optimize Dasher efficiency, which keeps Dashers busy and increases their earnings potential. Based on forecasted demand, our algorithms predict the ideal number of Dashers needed in a given location at a given time. This helps balance the supply of Dashers with consumer demand and keeps Dashers busy when they are using our local logistics platform. Additionally, our algorithms contribute to a reduction in wasted time on a delivery and the improvement of Dasher efficiency in a variety of ways, including through smarter dispatching based on specific order preparation times and order batching. These technologies are vital as they improve Dasher efficiency and therefore the amount Dashers can earn and the cost-effectiveness of our local logistics platform.
SALES AND MARKETING
Marketing
The strength of our local logistics platform and the benefits that accrue to merchants, consumers, and Dashers serve as our most effective marketing tool. This has helped us generate strong organic merchant, consumer, and Dasher growth through word-of-mouth since our earliest days. We also employ paid marketing efforts to attract and retain additional merchants, consumers, and Dashers.
With merchants, we collaborate on co-marketing campaigns to promote our local logistics platform through their in-store collateral,television campaigns, and other digital marketing efforts. In addition, we will also co-create national and regional promotional campaigns with partner merchants that drive consumer demand to our Marketplace and generate significant press coverage—which in turn increases brand affinity and keeps both us and our partner merchants top of mind with consumers.
We employ referral campaigns as well as online and offline marketing channels to attract new consumers and Dashers to our local logistics platform. Our online and offline channels include search engine marketing, display advertising, social media, streaming audio,direct mail, television, and billboards. When we acquire a new consumer or Dasher, we often provide promotions or incentives to demonstrate our value proposition to them early on in their life cycle.
Sales
We utilize both inside sales and field sales teams to grow our merchant base in the United States, Canada, and Australia. A growing portion of our merchant acquisition funnel is also self-serve. Through our self-serve channel, merchants can sign up and onboard directly via our website.
Our account management team supports our sales efforts. This team onboards merchants, drives adoption of our new offerings and services, such as DashPass, Drive, or Pickup, based on a merchant’s evolving business needs, and optimizes logistics operations. Our account management team is responsible for ensuring the continued success of merchants on our local logistics platform.
HUMAN CAPITAL AND EMPLOYEES
As of December 31, 2020, we had 3,886 employees worldwide. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
We believe that people are at the core of every business. This drives our focus on improving the experiences of merchants, consumers, and Dashers, and it also drives how we think about our employees and the culture and values that we cultivate. Our employees are critical to our success.
At DoorDash we grow and empower local economies. We give our team the freedom and opportunity to build the future—for our company, our constituencies, and our communities. Together, with grit, courage, and rapid innovation, we create the dynamic energy that drives our business forward.

Our Commitment to Diversity and Inclusion
At DoorDash, we are committed to growing and empowering inclusive communities in our company, our industry, and the cities we serve. We believe that a diverse and inclusive workforce is critical to helping us attract and retain the talent necessary to grow our business. We also believe we will be a more successful company if we amplify the voices of those who have not always been heard, and when everyone has “room at the table” and the tools, resources, and opportunities to succeed.
Some of our diversity and inclusion programs at DoorDash include:
Elevate
Elevate is a program designed to increase the representation of women of color in leadership roles at our company. The year-long program starts with each member of our management team sponsoring fellows to serve on our leadership team, which exposes them to senior leadership and supports their development of business skills.
Women’s Leadership Forum
Our Women’s Leadership Forum equips mid- to senior-level technical women with skills to thrive in our workplace. This six-month program happens once a year and includes classroom-style learning, one-on-one coaching, and group roundtables. Members of our management team actively participate in the forum.
Employee Resource Groups
We support employee-led employee resource groups (ERGs), which foster a diverse and inclusive workplace. We currently have six ERGs: Hue (employees of color), Black@DoorDash, Latinx@DoorDash, Women@DoorDash, Pride@DoorDash (LGBTQIA+), and Parents@DoorDash, all of which are open to people of all backgrounds.
SMASH
We partner with the non-profit, SMASH, to host underrepresented college and college-bound students in STEM (science, technology, engineering, and mathematics) during the summer. The students work closely with our engineering and product teams to develop and present solutions to various product design challenges.
COMPETITION
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. We compete for our constituencies on the following criteria:
•Merchants. We compete for merchants based on our ability to generate consumer demand and the quality of our business enablement and demand fulfillment services. We believe that we are positioned favorably based on the scale of our consumer base, the breadth of our demand fulfillment capabilities, and our broad array of services that enable merchants to solve mission-critical challenges.
•Consumers. We compete for consumers based on a number of factors. We believe that we are positioned favorably because we provide consumers with convenient access to our unmatched combination of merchant selection, experience, and value.
•Dashers. We compete to attract and retain Dashers based on a number of factors including flexibility and earnings potential. We believe that we are positioned favorably based on the density of our network, the improving efficiency of our platform, and the opportunities we provide Dashers to earn.
Local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. In the United States, we compete with other local food delivery logistics platforms including Uber Eats, Grubhub (pending acquisition by Just Eat Takeaway), and Postmates (acquired by Uber in December 2020), chain merchants that have their own online ordering platforms, pizza companies, such as Domino’s, online ordering systems such as Toast and ChowNow, other merchants which own and operate their own delivery fleets, grocers and grocery delivery services, and companies that provide point of sale solutions and merchant delivery services. As we continue to expand our presence internationally, we will also face competition from local incumbents in these markets. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers as well as advertising that merchants place in local publications to attract consumers. With Drive, and as we continue to expand into other industry verticals beyond food, we expect to compete with large Internet companies with substantial resources, users and brand power, such as Amazon and Google.
We believe we compete favorably for merchants, consumers, and Dashers. Our innovation, brand, and focused execution have allowed us to quickly extend our network and our geographic reach and we plan to continue our efforts to expand within our existing markets and enter new markets and geographies in the future. For additional information about the risks to our business related to competition, see the section titled “Risk Factors—Risks Related to Our Business and Operations—We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected.”
INTELLECTUAL PROPERTY
We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our platform are larger contributors to our success in the marketplace.
We have invested in a patent program to identify and protect a substantial portion of our strategic intellectual property in logistics, selection optimization, and other technologies relevant to our business. As of December 31, 2020, we had 25 issued U.S. patents, 41 U.S. patent applications pending, and 14 patent applications pending in a foreign jurisdiction. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we determine appropriate and cost-effective. As of December 31, 2020, we held 34 registered trademarks in the United States and 48 registered trademarks in foreign jurisdictions. We also have common law rights in some trademarks and numerous pending trademark applications in the United States and foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.doordash.com and other variations.
We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. For additional information, see the sections titled “Risk Factors—Risks Related to Our Intellectual Property—Intellectual property infringement assertions by third parties could result in significant costs and adversely affect our business, financial condition, results of operations, and reputation” and “Risk Factors—Risks Related to Our Intellectual Property—Failure to adequately protect our intellectual property could adversely affect our business, financial condition, and results of operations.”
GOVERNMENT REGULATION
We are subject to a wide variety of laws and regulations in the United States and other jurisdictions. These laws, regulations, and standards govern issues such as worker classification, labor and employment, commissions and fees, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, environmental protection, personal injury, text messaging, subscription services, intellectual property, consumer protection and warnings, marketing, taxation, privacy, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application and website accessibility, money transmittal, and background checks. The sale and delivery of goods through our platform is also subject to laws, regulations, and standards that govern food safety, alcohol, tobacco, cannabidiol, pharmaceuticals and controlled substances, hazardous substances, and the interstate and intrastate transport of goods. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.
See the sections titled “Risk Factors,” including the sections titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment—If Dashers are reclassified as employees under federal or state law, our business, financial condition, and results of operations would be adversely affected,” “Risk Factors—Risks Related to Our Legal and Regulatory Environment—Our business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations,” and “Risk Factors—Risks Related to Our Dependence on Third Parties—We primarily rely on a third-party payment processor to process payments made by consumers and payments made to merchants and Dashers, and if we cannot manage our relationship with such third party and other payment-related risks, our business, financial condition, and results of operations could be adversely affected,” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
CORPORATE INFORMATION
We were incorporated in 2013 as Palo Alto Delivery Inc., a Delaware corporation. In 2015, we changed our name to DoorDash, Inc. Our principal executive offices are located at 303 2nd Street, South Tower, 8th Floor, San Francisco, California 94107, and our telephone number is (650) 487-3970. We completed our initial public offering, or our IPO, in December 2020, and our Class A common stock is listed on the New York Stock Exchange under the symbol “DASH”.
AVAILABLE INFORMATION
Our website is located at www.doordash.com, and our investor relations website is located at ir.doordash.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov.
We announce material information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website (ir.doordash.com), our blog (blog.doordash.com), and our Twitter account (@DoorDash) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.
The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels.
Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. These risks include the following:
•We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful;
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain or increase profitability in the future;
•We may not continue to grow on pace with historical rates;
•If Dashers are reclassified as employees under federal or state law, or if we fail to comply with Proposition 22 in the State of California, our business, financial condition, and results of operations would be adversely affected;
•We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected;
•If we fail to retain our existing merchants and consumers or acquire new merchants and consumers in a cost-effective manner, our revenue may decrease and our business, financial condition, and results of operations could be adversely affected;
•If we fail to cost-effectively attract and retain Dashers or to increase the use of our platform by existing Dashers, our business, financial condition, and results of operations could be adversely affected;
•We rely on merchants on our platform for many aspects of our business, and any failure by them to maintain their service levels or any changes to their operating costs could adversely affect our business;
•We are subject to claims, lawsuits, investigations, and various proceedings, and face potential liability, expenses for legal claims, and harm to our business based on the nature of our business;
•Our business is subject to a variety of U.S. laws and regulations, including those related to worker classification, Dasher pay, and pricing and commissions, many of which are unsettled and still developing, and the costs of complying with such laws and regulations, or our failure to comply with such laws and regulations, could adversely affect our business, financial condition, or results of operations and subject us to legal claims;
•We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
•Systems failures and resulting interruptions in the availability of our website, mobile application, or platform could adversely affect our business, financial condition, and results of operations;
•The COVID-19 pandemic, or a similar public health threat, could adversely affect our business, financial condition, and results of operations. With the COVID-19 pandemic, we experienced a significant increase in revenue, Total Orders, and Marketplace GOV. We expect our revenue, Total Orders, and Marketplace GOV growth rates to decline as a result of a widespread COVID-19 vaccine rollout;
•We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations;
•The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment; and

•The multi-class structure of our common stock and the voting agreement and irrevocable proxy, or the Voting Agreement, between Tony Xu, Andy Fang, and Stanley Tang, or our Co-Founders, has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Future issuances of our Class C common stock, if any, will not dilute the voting control of Mr. Xu, but will dilute his economic interest which could cause his interests to conflict with your interests. Further, the issuance of shares of Class C common stock, whether to Mr. Xu or to other stockholders, could prolong the duration of Mr. Xu’s voting control.
Risks Related to Our Business and Operations
We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.
We launched operations in 2013 and we have since frequently expanded our platform features and services and changed our pricing methodologies. This limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include our ability to:

•accurately forecast our revenue and plan our operating expenses;
•increase the number of and retain existing merchants, consumers, and Dashers using our platform;
•successfully compete with current and future competitors;
•successfully expand our business in existing markets and enter new markets and geographies;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate;
•maintain and enhance the value of our reputation and brand;
•adapt to rapidly evolving trends in the ways merchants and consumers interact with technology;
•avoid interruptions or disruptions in our service;
•develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and services;
•hire, integrate, and retain talented technology, sales, customer service, and other personnel;
•effectively manage rapid growth in our personnel and operations; and
•effectively manage our costs related to Dashers.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to maintain or increase profitability in the future.
Although we generated net income of $23 million for the three months ended June 30, 2020, we have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to maintain or increase profitability in the future. We incurred a net loss of $204 million, $667 million, and $461 million in the years ended December 31, 2018, 2019, and 2020, respectively, and, as of December 31, 2019, and 2020, we had an accumulated deficit of $1.2 billion and $1.6 billion, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our Restricted Stock Units ("RSUs") and other outstanding equity awards will result in increases in our expenses in future periods. As of December 31, 2020, we have $1.1 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs. For more information, see “—We have expended and intend to expend substantial funds to satisfy a portion of our tax withholding and remittance obligations that arise in connection with the vesting and/or settlement of certain of our RSUs, which may have an adverse effect on our financial condition and results of operations. We have also implemented “sell-to-cover” in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon vesting and/or settlement of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders.”
If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to maintain or increase profitability.
We may not continue to grow on pace with historical rates.
We have grown rapidly over the last several years, and therefore our recent revenue growth rate and financial performance should not be considered indicative of our future performance. For the years ended December 31, 2018, 2019 and 2020, our revenue was $291 million, $885 million, and $2.9 billion, respectively, representing a 204% and 226% year-over-year growth rate, respectively. In addition, with the COVID-19 pandemic, we have experienced a significant increase in revenue, Total Orders, and Marketplace GOV. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue following a widespread rollout of the COVID-19 vaccine, and we expect our revenue, Total Orders, and Marketplace GOV growth rates to decline in future periods. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. Our revenue growth rate may decline in future periods as the size of our business grows and as we achieve higher market adoption rates. We may also experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of merchants, consumers, and Dashers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, increasing regulatory costs, and the maturation of our business, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. In addition, we have strategically focused on suburban markets and smaller metropolitan areas since our founding because of the opportunity that these markets have presented for our local logistics platform. If the demand for local logistics platforms does not continue to grow in these markets, or if we are unable to maintain our category share in these markets, our revenue growth rate could be adversely affected. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected.
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. In particular, local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. In the United States, we compete with other local food delivery logistics companies, such as Uber Eats, Grubhub (pending acquisition by Just Eat Takeaway), and Postmates (acquired by Uber in December 2020), chain merchants that have their own online ordering platforms, pizza companies, such as Domino’s, online ordering systems such as Toast and ChowNow, other merchants that own and operate their own delivery fleets, grocers and grocery delivery services, and companies that provide point of sale solutions and merchant delivery services. As we continue to expand our presence internationally, we will also face competition from local incumbents in these markets. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers as well as advertising that merchants place in local publications to attract consumers. Changing traditional ordering habits is difficult, and if merchants and consumers do not embrace the transition to local food delivery logistics as we expect, our business, financial condition, and results of operations could be adversely affected.
Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with local merchants and larger existing user bases in certain markets, more successful marketing capabilities, and substantially greater financial, technical, and other resources than we have. Greater financial resources and product development capabilities may allow these competitors to respond more quickly to new or emerging technologies and changes in merchant, consumer, and Dasher preferences that may render our platform less attractive or obsolete. If certain merchants choose to partner with our competitors in a specific geographic market, or if merchants choose to engage exclusively with our competitors, we may lack a sufficient variety and supply of merchant options or lack access to the most popular merchants, such that our offering would become less appealing to consumers. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including merchants. For example, Uber acquired Postmates in December 2020, Just Eat Takeaway, a European local logistics platform, announced that it has entered into a definitive agreement to acquire Grubhub, and Lyft announced a partnership with Grubhub that allows Lyft’s loyalty-program members free delivery from Grubhub restaurants. In addition, certain of our competitors have acquired kitchens to enable them to produce and deliver food directly to consumers. Our competitors could also introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Additionally, many of our competitors are well capitalized and offer discounted services, lower merchant commission rates and consumer fees, incentives for independent contractors who provide delivery services and consumer discounts and promotions, innovative platforms and offerings, and alternative pay models, which may be more attractive than those that we offer. Such competitive pressures may lead us to maintain or lower our commission rates and fees or maintain or increase our incentives, discounts, and promotions in order to remain competitive, particularly in markets where we do not have a leading position. Such efforts have negatively affected, and will continue to negatively affect, our financial performance, and there is no guarantee that such efforts will be successful. Further, the markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to continue to lower their prices and fees, or increase the incentives, discounts, and promotions they offer, and compete more effectively against us. Delivery logistics services for food and the other verticals in which we compete are nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to maintain or increase profitability. As we continue to expand to verticals beyond food, we may compete with large Internet companies with substantial resources, users, and brand power, such as Amazon and Google. Further, merchants could determine that it is more cost-effective to develop their own platforms to offer online pickup and delivery rather than use our platform.
In addition, within our industry, the cost to switch between offerings is low. Consumers have a propensity to shift to the lowest-cost provider and could use more than one local logistics platform, independent contractors who provide delivery services could use multiple platforms concurrently as they attempt to maximize earnings, and merchants could prefer to use the local logistics platform that offers the lowest commission rates and adopt more than one platform to maximize their volume of orders. As we and our competitors introduce new offerings and as existing offerings evolve, we expect to become subject to additional competition. In addition, our competitors may adopt certain of our platform features or may adopt innovations that merchants, consumers, or Dashers value more highly than ours, which would render our platform less attractive and reduce our ability to differentiate our platform. Increased competition could result in, among other things, a reduction of the revenue we generate from the use of our platform, the number of platform users, the frequency of use of our platform, and our margins.
For all of these reasons, we may not be able to compete successfully. If we lose existing merchants, consumers, or Dashers that utilize our platform, fail to attract new merchants, consumers, or Dashers, or are forced to reduce our commission rate or make pricing concessions as a result of increased competition, our business, financial condition, and results of operations would be adversely affected.
If we fail to retain our existing merchants and consumers or acquire new merchants and consumers in a cost-effective manner, our revenue may decrease and our business, financial condition, and results of operations could be adversely affected.
We believe that growth of our business and revenue is dependent on our ability to continue to cost-effectively grow our platform by retaining our existing merchants and consumers and adding new merchants and consumers, including in new markets. The increase in merchants attracts more consumers to our platform and the increase in consumers attracts more merchants. This network takes time to build and may grow slower than we expect or than it has grown in the past. In particular, our national brand partnerships are a key component of our strategy to provide a wide selection for consumers. If we fail to retain either our existing merchants, especially our most popular merchants and our national brand partners, or consumers, the value of our network would be diminished. In addition, we expect to continue to incur substantial expenses to acquire additional merchants and consumers. In expanding our operations into new markets to acquire additional merchants and consumers, we may be placed into unfamiliar competitive environments, and we may invest significant resources with the possibility that the return on such investments will not be achieved for several years or at all. We cannot assure you that the revenue from the merchants and consumers we acquire will ultimately exceed the cost of acquisition.
In addition, if merchants on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, or if our relationships with merchants on our platform deteriorate, we may not be able to provide consumers with sufficient merchant selection. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants. In addition, if we are unsuccessful in attracting and retaining popular merchants, if merchants enter into exclusive arrangements with our competitors, if we fail to negotiate satisfactory terms with merchants, or if we ineffectively manage our relationships with merchants, our business, financial condition, and results of operations could be adversely affected. Our agreements with partner merchants generally remain in effect until terminated by partner merchants or us. Based on the type of partner agreement, partner merchants may generally terminate their agreements with us by providing us at least seven or 30 days advance notice and such agreements do not generally provide for any exclusivity. In the event that our partner merchants terminate their agreements with us, the merchant selection available on our local logistics platform could be adversely affected. Changes to our business and to our relationships with some of our constituencies may also impact our ability to attract and retain other constituencies For example, the increased growth of our subscription product, DashPass, and how compelling this offering is to consumers, depends on our ability to sign up eligible merchants to DashPass. Additionally, many of our consumers initially access our platform to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our platform and offerings to such consumers, thereby encouraging them to access our platform regularly or subscribe as a paid user of DashPass, through prompts and notifications and time-limited trials of DashPass and other offerings. However, these consumers may never convert to a paid subscription to DashPass or access our platform after they take advantage of our promotions. If we are not able to continue to expand our consumer base or fail to convert our consumers to regular paying consumers, demand for our full-price or paid services, such as DashPass, and our revenue may grow slower than expected or decline.
Further, certain consumers are indirect users of our platform, as they place orders through third-party websites and applications, such as Google, and merchant websites. Consumers may perceive these third-party websites and applications to be more efficient or user-friendly or have a stronger brand affinity to these third parties. If consumers increasingly use such third-party websites and applications to make orders on our platform, rather than through our website and consumer mobile application directly, our ability to establish relationships and build brand loyalty with consumers, collect information about consumer trends and preferences, and provide a customized experience based on such preferences would be adversely affected. This in turn could impact our ability to attract and retain consumers and adversely affect our business, financial condition, and results of operations.
If we fail to cost-effectively attract and retain Dashers or to increase the use of our platform by existing Dashers, our business, financial condition, and results of operations could be adversely affected.
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures and to increase use of our platform by existing Dashers. To attract and retain Dashers, we have, among other things, offered monetary incentives and perquisites, such as credits to be used for orders on our platform, free DoorDash-branded apparel, and access to Dasher Experience Centers where Dashers can receive assistance with pressing issues, meet other Dashers, and participate in special events. If we do not continue to provide Dashers with flexibility on our platform, compelling opportunities to earn income, and other incentive programs that are comparable or superior to those of our competitors, we may fail to attract new Dashers or retain existing Dashers or increase their use of our platform. For example, if merchants and consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. We also frequently test Dasher incentives with subsets of existing Dashers and potential Dashers, and these incentives could fail to attract and retain Dashers or fail to increase use of our platform by existing Dashers or could have other unintended adverse consequences. In addition, changes in certain laws and regulations, including immigration and labor and employment laws, may result in a decrease in the pool of Dashers, which may result in increased competition for Dashers or higher costs of recruitment and engagement. Other factors outside of our control, such as increases in the price of gasoline, vehicles, or insurance, may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. Our agreements with Dashers generally remain in effect until terminated by Dashers or us. Dashers may generally terminate their agreements with us by providing us at least seven days advance notice and such agreements do not provide for any exclusivity. If we fail to attract Dashers or retain existing Dashers on favorable terms, if we fail to increase the use of our platform by existing Dashers, or if Dashers terminate their agreements with us, we may not be able to meet the demand of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.
We rely on merchants on our platform for many aspects of our business, and to the extent they fail to maintain their service levels or increase the prices they charge consumers on our platform, either as a result of increased operating costs, or to offset the commission we charge, our business would be adversely affected.
We rely upon merchants on our platform, including small and local independent businesses, to provide quality goods to our consumers at expected price points. If these merchants experience difficulty servicing consumer demand, producing quality goods at affordable prices, or meeting our other requirements or standards, or experience problems with their point-of-sale or other technologies, our reputation and brand could be damaged. Further, an increase in merchant operating costs could cause merchants on our platform to raise prices, renegotiate commission rates, or cease operations, which could in turn adversely affect our operational costs and efficiency, and if merchants on our platform were to cease operations, temporarily or permanently, we may not be able to provide consumers with sufficient merchant selection, which we expect would reduce the number of consumers on our platform. Many of the factors affecting merchant operating costs, including off-premise costs and prices, are beyond the control of merchants and include inflation, costs associated with the goods provided, labor and employee benefit costs, rent costs, and energy costs. If merchants pass along these increased operating costs and increase prices on our platform, order volume may decline. Additionally, some merchants choose to charge higher prices on our platform relative to their in-store prices. This practice can negatively affect consumer perception of our platform and could result in a decline in consumers or order volume, or both, which would adversely affect our financial condition and results of operations.
We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Our results of operations have historically varied from period to period, and we expect that our results of operations will continue to vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:

•our ability to attract and retain merchants, consumers, and Dashers that utilize our platform in a cost-effective manner;
•our ability to accurately forecast revenue and appropriately plan expenses;
•the effects of increased competition on our business;
•our ability to successfully expand in existing markets and successfully enter new markets;
•changes in consumer behavior with respect to on-demand delivery;
•increases in marketing, sales, and other operating expenses that we may incur to grow and acquire new merchants, consumers, and Dashers;
•our business mix between Marketplace and Drive;
•the proportion of consumers that subscribe to DashPass;
•the impact of worldwide economic conditions, including the resulting effect on consumer spending on on-demand delivery;
•the seasonality of our business, particularly with respect to local food delivery logistics, including the effect of academic calendars on college campuses and seasonal patterns in restaurant dining;
•the impact of weather on our business;
•our ability to maintain an adequate rate of growth and effectively manage that growth;
•our ability to maintain and increase traffic to our platform;
•the effects of changes in search engine placement and prominence;
•our ability to keep pace with technology changes in our industry;

•the success of our sales and marketing efforts;
•the effects of negative publicity on our business, reputation, or brand;
•our ability to protect, maintain, and enforce our intellectual property;
•costs associated with defending claims, including intellectual property infringement claims, and related judgments or settlements;
•changes in governmental or other regulations affecting our business, including regulations regarding the classification of Dashers that utilize our platform and regulations impacting the commission rates we charge to merchants;
•interruptions in service and any related impact on our business, reputation, or brand;
•the attraction and engagement of qualified employees and key personnel;
•our ability to choose and effectively manage third-party service providers;
•the effects of natural or man-made catastrophic events;
•the effect the widespread rollout of the COVID-19 vaccine has on consumer behavior and our order volumes;
•the impact that price controls on local food delivery logistics platforms imposed by various jurisdictions, and any associated increase in the fees we charge to consumers, have on our operating results;
•the effectiveness of our internal control over financial reporting;
•the impact of payment processor costs and procedures;
•changes in the online payment transfer rate; and
•changes in our tax rates or exposure to additional tax liabilities.
The variability and unpredictability of our results of operations could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other results of operations for a particular period. If we fail to meet or exceed such expectations, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
Systems failures and resulting interruptions in the availability of our website, mobile application, or platform could adversely affect our business, financial condition, and results of operations.
It is critical to our success that merchants, consumers, and Dashers be able to access our platform at all times. Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.
We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our platform. These system failures generally occur either as a result of software updates being deployed with unexpected errors or as a result of temporary infrastructure failures related to storage, network, or compute capacity being exhausted. These events have resulted in losses in revenue, though such losses have not been material to date. System failures in the future could result in significant losses of revenue. Moreover, we have in the past voluntarily provided credits to consumers on our platform to compensate them for the inconvenience caused by a system failure or similar event, including for orders that are delivered late or orders that are cancelled by us or the merchant, and may voluntarily provide similar such credits in the future. In addition, the affected user could seek monetary recourse from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our platform could adversely affect our business and reputation and could result in the loss of users.

The COVID-19 pandemic, or a similar public health threat, could adversely affect our business, financial condition, and results of operations. With the COVID-19 pandemic, we experienced a significant increase in revenue, Total Orders, and Marketplace GOV. We expect our revenue, Total Orders, and Marketplace GOV growth rates to decline as a result of a successful COVID-19 vaccine rollout.
The current outbreak of COVID-19 has globally resulted in loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted at this time, including:

•new information which may emerge concerning the severity of the disease;
•the duration and spread of the outbreak;
•the severity of travel restrictions imposed by geographic areas in which we operate, mandatory or voluntary business closures;
•regulatory actions taken in response to the pandemic, which may impact merchant operations, consumer and merchant pricing, Dasher pay, and our product offerings;
•other business disruptions that affect our workforce;
•the availability of effective vaccines and the speed at which they can be administered to the public;
•the continued emergence of new strains of COVID-19;
•the impact on capital and financial markets; and
•actions taken throughout the world, including in markets in which we operate, to contain the COVID-19 outbreak or treat its impact.
In response to the COVID-19 pandemic, we have taken active measures to promote health and safety, including providing for no-contact delivery, distributing masks, hand sanitizer, and gloves to Dashers in affected areas, and working closely with merchants to share safety guidelines. However, our efforts may not be successful and we may not have sufficient protection or recovery plans to continue to deal with the COVID-19 pandemic or similar public health threats in the future. In connection with public health threats, we may also be required to temporarily close our corporate offices and have our employees work remotely, as we have done in connection with the COVID-19 pandemic, which impacts productivity and otherwise disrupts our business operations. In addition, the current outbreak of COVID-19 has resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future. Such events have impacted, and could in the future impact, demand for merchants and consumer purchase patterns, which in turn, could adversely affect our revenue and results of operations.
With the COVID-19 pandemic, we have experienced a significant increase in revenue, Total Orders, and Marketplace GOV due to increased consumer demand for delivery, more merchants using our platform to facilitate both delivery and take-out, and improved efficiency of our local logistics platform. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue following a widespread rollout of the COVID-19 vaccine, and we expect our revenue, Total Orders, and Marketplace GOV growth rates to decline in future periods.
Furthermore, if a virus or other disease is transmitted by human contact, as is the case with COVID-19, our employees and any constituent of our network may become infected, or may choose, or be advised, to avoid any contact with others, any of which may adversely affect our ability to provide our platform and for merchants, consumers, and Dashers to use our platform. In addition, shelter-in-place orders and similar regulations impact merchants’ ability to operate their businesses, consumers’ ability to pick up orders, and Dashers’ ability to make deliveries during certain times, or at all. Further, demand from businesses that typically place large orders for their employees or in-person meetings may be significantly reduced. With the COVID-19 pandemic, our DoorDash for Work offering has been limited to providing large group orders solely to businesses that are deemed essential and we have also temporarily paused catering orders. Such events have in the past caused, and may in the future cause, a temporary closure of merchants’ businesses, either due to government mandate or voluntary preventative measures, and many of our merchants may not be able to withstand prolonged interruptions to their businesses, and may be forced to go out of business. Even if merchants are able to continue to operate their businesses, many may operate with limited hours, menus, and capacity and other limitations. Any limitations on or disruptions or closures of merchants’ businesses could impact the selection available on our platform, disrupt our ability to operate our local logistics platform, and adversely affect our business.

Even if a virus or other disease does not spread significantly and such measures are not implemented, the perceived risk of infection or significant health risk may adversely affect our business. Merchants may be perceived as unsafe during such public health threats, even for order delivery or pickup. If the services offered through our platform or at other businesses in our industry become a significant risk for transmitting COVID-19 or similar public health threats, or if there is a public perception that such risk exists, demand for the use of our platform would be adversely affected. Any negative impact on consumers’ willingness or ability to order delivery or complete a Pickup order, or on Dashers’ willingness or ability to make deliveries, could adversely affect our business, financial condition, and results of operations.
To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our pricing methodologies are impacted by a number of factors and ultimately may not be successful in attracting and retaining merchants, consumers, and Dashers. Price controls on local food delivery logistics platforms will have an adverse impact on our results of operations.
Demand for our platform is highly sensitive to a range of factors, including the price of the goods delivered, the amount of compensation and gratuities required to attract and retain Dashers, incentives paid to Dashers, and the fees and commissions we charge merchants and consumers. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. For example, in connection with the COVID-19 pandemic, jurisdictions across the United States, including Washington, Massachusetts, jurisdictions within Los Angeles County, California, San Francisco, California, Chicago, Illinois, and New York, New York, have implemented temporary price controls on local food delivery logistics platforms. In addition, there are legislative proposals to make price controls on food delivery logistics platforms permanent, and we expect other such proposals to be made. While several jurisdictions initially proposed permanent price controls but then implemented temporary price controls, other jurisdictions may implement permanent price controls in the future. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers, though we are aware of two jurisdictions that have adopted limits or explicit prohibitions against doing so in connection with price controls. An increase in the fees we charge to consumers could result in reduced demand for our services by consumers. With the continued duration of COVID-19, we expect these existing price controls to persist in the near term and for additional jurisdictions where we operate to implement similar price controls. If any of these events occur, or if price controls are retained after the COVID-19 pandemic subsides, our business, financial condition, and results of operations could be further adversely affected. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain new merchants, consumers, and Dashers at a lower cost than us. There can be no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the price of delivery for consumers, increase the incentives we pay to Dashers that utilize our platform, or further reduce the fees and commissions we charge merchants, or to increase our marketing and other expenses to attract and retain merchants, consumers, and Dashers in response to competitive pressures. We have launched, and may in the future launch, new pricing strategies and initiatives, such as subscription products like DashPass, and Dasher or consumer loyalty programs, or modify existing pricing methodologies, any of which may not ultimately be successful in attracting and retaining merchants, consumers, or Dashers. Further, our consumers’ price sensitivity may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. In particular, our continued international expansion may require us to change our pricing strategies and to adjust to different cultural norms, including with respect to consumer pricing and gratuities. While we do and will attempt to set prices based on our prior operating experience and merchant, consumer, and Dasher feedback and engagement levels, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our services. In addition, if the services on our platform change, then we may need to revise our pricing methodologies.
We face certain risks associated with our pay model for Dashers.
Our pay model for Dashers, particularly with respect to tips for Dashers, has previously led, and may continue to lead, to negative publicity, lawsuits, arbitration demands, and government inquiries. For example, under our former Dasher pay model, we would increase the amount paid to Dashers on a delivery in cases when a consumer left little or no tip. Although this “boost” pay was intended to help Dashers by making every delivery economically worthwhile, it also had the unintended effect of causing some people to be under the misimpression that not all tips were being received by Dashers. Government authorities have also brought claims against us related to our former Dasher pay model and may bring similar claims in the future. For example, on November 19, 2019, the District of Columbia filed an action in the Superior

Court of the District of Columbia alleging violations of the District of Columbia’s Consumer Protection Procedures Act with respect to our former Dasher pay model and on November 30, 2020, the court entered a consent order and judgment to resolve the litigation. We could face similar claims related to our former Dasher pay model from other government authorities in the future.
The incorrect understanding or perception of our former Dasher pay model by some led, and may continue to lead, to some consumers providing lower tips, or no tips at all, to Dashers, which could impact the amount that Dashers are able to earn on our platform and our ability to attract and retain Dashers. We have also launched, and may in the future launch, certain changes to the rates and fee structure for Dashers that utilize our platform, which may not ultimately be successful in attracting and retaining Dashers. For example, in September 2019, we changed our Dasher pay model to include (i) a base pay amount for each order, which depends on the estimated time, distance, and desirability of the order, (ii) promotions for orders that meet certain conditions, including bonuses for Dashers who meet specific goals, and (iii) tips from consumers, which Dashers receive 100% of on top of base pay and promotions. The base pay amount, any promotions, and any tips that the consumer chooses to include at checkout are shown to Dashers when they are offered a delivery.
We increased the amount we pay to Dashers per order when we changed to our current pay model, but our current Dasher pay model may also cause less consistency in earnings across deliveries in some cases. Further, this pay model may lead to negative publicity related to perceptions of the complexity of the pay model, inconsistency in earnings for Dashers, and lack of flexibility in the ways consumers can leave tips, and as a result, we may not be successful in attracting and retaining merchants, consumers, and Dashers. In the future, based on a variety of factors, including legal and regulatory changes, we may change our pay model again. Our current pay model, and any future changes to our pay model or our ability to cost-effectively acquire and retain Dashers, could result in an increase to the fees we charge to consumers, which in turn could affect our ability to attract and retain consumers, and could adversely affect our business, financial condition, and results of operations.
Further, while we maintain that Dashers that utilize our platform are independent contractors, there is a risk that Dashers may be reclassified as employees under federal or state law. As discussed further below, we have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex Operations West, Inc. v. Superior Court, or Dynamex, including an action brought by the San Francisco District Attorney in June 2020. In addition, an increasing number of jurisdictions are considering implementing standards similar to the test set forth in Dynamex to determine worker classification. For example, the California Legislature passed AB 5, which was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for a 2020 ballot initiative, or Proposition 22, to address AB 5 and preserve flexibility for Dashers, which was approved by voters in November 2020 and went into effect in December 2020. Under Proposition 22, certain provisions regarding compensation, along with certain other requirements, are now applicable to us and Dashers in California and our costs related to Dashers have increased in California. To offset a portion of these increased costs, we will in certain circumstances charge higher fees and commissions, which could result in lower order volumes over time and adversely impact our results of operations. In addition, several other jurisdictions where we operate may be considering adopting legislation that would pair worker flexibility and independence with new protections and benefits, and we are engaged in ongoing discussions with Dashers, policy makers and other stakeholders regarding the future of the type of work that Dashers perform. To the extent other jurisdictions adopt such legislation, we would expect our costs related to Dashers in such jurisdictions to increase and we could experience lower order volumes in such jurisdictions if we charge higher fees and commissions as a result of such laws, and our results of operations would be adversely impacted. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. For example, on January 12, 2021, certain plaintiffs filed a writ petition with the Supreme Court of California challenging the constitutionality of Proposition 22. On February 3, 2021, the Court denied the writ petition without prejudice, but on February 11, 2021, plaintiffs re-filed their claim in California Superior Court and similar challenges may also be filed. In addition, we could face further challenges to the classification of Dashers that utilize our platform as independent contractors as other states where we operate are considering adopting similar legislation or regulations. A reclassification of Dashers or delivery service providers using a local logistics platform as employees could require us to revise our pricing methodologies and pay model to account for such a change to Dasher classification, and to make other substantive internal adjustments to account for any transition of a Dasher to an employment position, which would have an adverse impact on our business, financial condition, and results of operations.
We are committed to expanding our platform and enhancing the DoorDash experience, which may not maximize short-term financial results and may yield results that conflict with the market’s expectations, which could result in our stock price being adversely affected.

We are passionate about expanding our platform and continually enhancing the DoorDash experience, with a focus on driving long-term engagement through innovation, the expansion of our platform and services, and providing high-quality support, which may not necessarily maximize short-term financial results. We frequently make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our goals to improve the DoorDash experience, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our growth, business, financial condition, and results of operations could be adversely affected.
If we fail to manage our growth effectively, our brand, business, financial condition, and results of operations could be adversely affected.
Since 2013, we have experienced rapid growth in our employee headcount, the number of users on our platform, our geographic reach, and our operations, and we expect to continue to experience growth in the future. For example, Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States and internationally. This growth has placed, and may continue to place, substantial demands on management and our operational and financial infrastructure. For example, in connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2018 and 2019, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and could cause a decline in the price of our Class A common stock. We will need to continue to improve our operational and financial infrastructure in order to manage our business effectively and accurately report our results of operations.
As with many companies in our growth stage, a majority of our employees have been with us for fewer than 24 months. We have made, and intend to continue to make, substantial investments in our technology, customer service, and sales and marketing infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel, and maintain user satisfaction. Additionally, if we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation and brand, business, financial condition, and results of operations.
Growth of our business will depend on a strong reputation and brand and any failure to maintain, protect, and enhance our brand would hurt our ability to retain or expand our base of merchants, consumers, and Dashers and our ability to increase their level of engagement.
We believe that building a strong reputation and brand and continuing to increase the strength of the local network effects among the merchants, consumers, and Dashers that use our platform are critical to our ability to attract and retain all three constituencies and increase their engagement with our platform and will only become more important as competition in our industry further intensifies. Successfully maintaining, protecting, and enhancing our reputation and brand and increasing the local network effects of our platform will depend on the success of our marketing efforts, our ability to provide consistent, high-quality services and support, and our ability to successfully secure, maintain, and defend our rights to use the “DoorDash” mark, our logo, and other trademarks important to our brand, as well as a number of other factors, many of which are outside our control. We believe that our paid marketing initiatives have been critical in promoting awareness of our platform, which in turn drives new consumer growth and engagement, but future marketing efforts may not be successful or cost-effective. Our consumers have a wide variety of options for delivery of goods, including other local logistics platforms and services, and consumer preferences may also change from time to time. To expand our consumer base, we must appeal to new consumers who may have historically used other methods of delivering goods or other local logistics platforms.
Our reputation, brand, and ability to build trust with existing and new merchants, consumers, and Dashers may be adversely affected by complaints and negative publicity about us, our platform, merchants, and Dashers that utilize our platform or our competitors’ platforms, even if factually incorrect or based on isolated incidents. Negative perception of our platform or company may harm our reputation, brand, and local network effects, including as a result of:

•complaints or negative publicity about us, our platform, Dashers, merchants, consumers, or our policies and guidelines, including Dasher pay;

•missing or incorrect items, inaccurate orders, or cancelled orders;
•fraud;
•illegal, negligent, reckless, or otherwise inappropriate behavior by users or third parties;
•food tampering or inappropriate or unsanitary food preparation, handling, or delivery;
•a pandemic or an outbreak of disease, such as the COVID-19 pandemic, in which constituencies of our network become infected;
•a failure to provide Dashers with a sufficient level of orders or to pay Dashers competitively;
•a failure to offer consumers competitive pricing and delivery times;
•a failure to provide a range of delivery options sought by consumers;
•a failure to provide environmentally friendly delivery and packaging options;
•actual or perceived disruptions to or defects in our platform or similar incidents, such as privacy or data security breaches or other security incidents, site outages, payment disruptions, or other incidents that impact the reliability of our services;
•litigation over, or investigations by regulators into, our platform;
•users’ lack of awareness of, or compliance with, our policies;
•changes to our policies that users or others perceive as overly restrictive, unclear, inconsistent with our values or mission, or not clearly articulated;
•a failure to comply with legal, tax, privacy, and regulatory requirements;
•changes to our practices with respect to collection and use of consumer, merchant and Dasher data;
•a failure to enforce our policies in a manner that users perceive as effective, fair, and transparent;
•a failure to operate our business in a way that is consistent with our values and mission;
•inadequate or unsatisfactory user support experiences;
•illegal or otherwise inappropriate behavior by our management team or other employees or contractors;
•negative responses by merchants, consumers, or Dashers to new services on our platform;
•a failure to register and prevent misappropriation of our trademarks;
•perception of our treatment of employees, merchants, consumers, and Dashers and our response to employee, merchant, consumer, and Dasher sentiment related to political or social causes or actions of management; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.
If we do not successfully develop, protect, and enhance our reputation and brand and increase the local network effects of our platform, our business may not grow, and we may not be able to compete effectively. If existing and new merchants and consumers do not perceive the delivery services provided by Dashers that utilize our platform to be reliable, safe, and affordable, or if we fail to offer new and relevant services and features on our platform, we may not be able to attract or retain merchants, consumers, or Dashers or to increase their use of our platform, any of which we expect would adversely affect our business, financial condition, and results of operations. In addition, changes we may make to enhance and improve our platform and balance the needs and interests of merchants, consumers, and Dashers that utilize our platform may be viewed positively from one group’s perspective but negatively from another group’s perspective, or may not be viewed positively by any group. If we fail to balance the interests of merchants, consumers, and Dashers or make changes that they view negatively, merchants, consumers, and Dashers may stop or reduce usage of our platform or use alternative platforms, any of which could adversely affect our reputation, brand, business, financial condition, and results of operations.
Unfavorable media coverage could harm our business, financial condition, and results of operations.
We are the subject of media coverage from time to time. Unfavorable publicity regarding our business model, pay model, user support, technology, platform changes, platform quality, delivery issues, privacy or security practices, management team or the safety of Dashers, merchants and consumers using our platform could adversely affect our reputation. Such negative publicity could also harm the size of our network and the engagement and loyalty of merchants, consumers, and

Dashers that utilize our platform, which could adversely affect our business, financial condition, and results of operations. For example, we have previously received negative media coverage related to the manner in which Dashers were compensated, in particular with respect to gratuities, concerns related to food tampering and general food safety and quality, and concerns regarding the safety of Dashers, consumers and merchants using our platform, which has adversely affected our reputation and brand. As our platform continues to scale and public awareness of our brand increases, any future issues that draw media coverage could have an amplified negative effect on our reputation and brand. In addition, negative publicity related to key brands or influencers that we have partnered with may damage our reputation, even if the publicity is not directly related to us. Any negative publicity that we may receive could diminish confidence in, and the use of, our platform, which could adversely affect our business.
We have been subject to cybersecurity incidents in the past and anticipate being the target of future attacks. Any actual or perceived security or privacy breach could interrupt our operations, harm our brand, and adversely affect our reputation, brand, business, financial condition, and results of operations.
Our business involves the collection, storage, processing, and transmission of personal data and other sensitive and proprietary data of our merchants, consumers, and Dashers. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations, including large online and off-line merchants and businesses, other large Internet companies, financial institutions, and government institutions, have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. In addition, these incidents could originate on our vendors’ platforms, vendors' systems, or with our vendors’ personnel, which could then be leveraged to access our website and platforms. We have previously experienced these types of breaches and other incidents. For example, in September 2019, we reported an incident affecting one of our vendors that resulted in the unauthorized acquisition of certain Dashers’ driver licenses as well as data related to certain of our consumers. This incident has resulted in regulatory inquiries and is the subject of litigation. To date, this incident has not resulted in a material loss of revenue or the incurrence of material expenses. We have undertaken steps to enhance our data security and governance program, which include adding additional protective security layers around the data, improving security protocols that govern access to our systems, and bringing in outside expertise to increase our ability to identify and repel threats. We cannot assure you that all potential causes of the incident have been identified and remediated or will not lead to recurrence or similar incidents. While we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to this incident.
Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we may face delays in our detection or remediation of, or other responses to, security breaches and other privacy- and security-related incidents. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities used in our business through various means, including gaining unauthorized access into our systems or facilities or those of merchants, consumers, and Dashers that utilize our platform, attempting to fraudulently induce our employees, merchants, consumers, Dashers, vendors, or others into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology, or IT, systems, or attempting to fraudulently induce our employees, merchants, or others into manipulating payment information, resulting in the fraudulent transfer of funds to bad actors.
In addition, users on our platform could have vulnerabilities on their own devices that are entirely unrelated to our systems and platform but could mistakenly attribute their own vulnerabilities to us. Further, breaches experienced by other companies may also be leveraged against us. For example, credential stuffing attacks are becoming increasingly common and sophisticated actors can mask their attacks, making them increasingly difficult to identify and prevent. We have previously experienced incidents of fraud on our platform that we believe involve credential stuffing attacks, which we have been unable to detect or prevent. Certain efforts may be state-sponsored or supported by significant financial and technological resources, making them even more difficult to detect, remediate, and otherwise respond to.
Although we have developed systems and processes that are designed to protect the personal data of merchants, consumers, and Dashers that utilize our platform, protect our systems, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected our systems in the past and cannot guarantee security in the future. The IT and infrastructure used in our business may be vulnerable to cyberattacks or security breaches, and third parties may be able to access data, including personal data and other sensitive and proprietary data of merchants, consumers, and Dashers, our employees’ personal data, or our other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance, or other errors in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting the access to the personal information we store, there is a risk that these policies may not be effective in all cases. Any actual or perceived breach of privacy, or any actual or perceived security breach or other incidents, could interrupt our operations, result in our platform being unavailable, result in loss or improper access to, or acquisition or disclosure of, data, result in fraudulent transfer of funds, harm our reputation, brand, and competitive position, damage our relationships with third-party partners, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could lead to loss of merchant, consumer, or Dasher confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. Further, any cyberattacks or actual or perceived security and privacy breaches and other incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy- and security-related incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.
Additionally, defending against claims or litigation based on any security breach or incident, regardless of their merit, could be costly and divert management’s attention. We cannot be certain that our insurance coverage will be adequate for data handling or data security costs or liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.
The markets for local food delivery logistics and our other delivery logistics services are still in relatively early stages of growth, and if these markets do not continue to grow, grow slower than we expect, or fail to grow as large as we expect, our business, financial condition, and results of operations could be adversely affected.
The local food delivery logistics market has grown rapidly since we launched our local logistics platform in 2013, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. In addition, the market for the other delivery logistics services we facilitate, such as grocery delivery services, is also relatively nascent, and it is uncertain whether demand for grocery delivery services or other delivery logistics services we may facilitate in the future will continue to grow and achieve wide market acceptance, if at all. Our success will depend to a substantial extent on the willingness of people to widely adopt local food delivery logistics and the other delivery logistics services we facilitate. If the public does not perceive these services as beneficial, or chooses not to adopt them as a result of concerns regarding safety, affordability, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms or otherwise, or instead adopts alternative solutions that may arise, then the market for our platform may not further develop, may develop slower than we expect, or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition, and results of operations.
Illegal, improper, or otherwise inappropriate activity of merchants, consumers, or Dashers, whether or not occurring while using our platform, could expose us to liability and adversely affect our business, brand, financial condition, and results of operations.
Illegal, improper, or otherwise inappropriate activities by merchants, consumers, or Dashers, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our platform or individuals who are intentionally impersonating consumers or Dashers or the activities of Dashers while making deliveries to our consumers, have occurred, and in the future may occur, which could adversely affect our brand, business, financial condition, and results of operations. These activities include food tampering, inappropriate or unsanitary food preparation, handling, or delivery, assault, battery, theft, unauthorized use of credit and debit cards or bank accounts, sharing of consumer accounts, registering Dasher accounts with us with stolen personal information, consumer identity theft, and other misconduct. Such activities may result in injuries, property damage, or loss of life for consumers and third parties, or business interruptions, reputational and brand damage, or other significant liabilities for us.
We have in the past incurred, and may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card data, referral fraud by both consumers and Dashers, fraud with respect to background checks, fraud by employees relating to payments on our platform, attempted payments by consumers with insufficient funds, fraud committed by consumers in concert with Dashers, and account takeovers of Dasher accounts by bad actors. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information, or payment information and unauthorized acquisition or use of credit or debit card details, bank account information, and mobile phone numbers. For example, bad actors have created Dasher accounts using other people’s stolen personal identifying information to commit fraud on our platform and for other illicit purposes. Among other things, this has caused Form 1099s to be incorrectly sent to individuals who are not performing services as Dashers. We have launched a series of initiatives and products changes to help prevent this practice.
Under current credit card practices, we may be liable for orders facilitated on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction. Despite measures we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our platform, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action, and lead to expenses that could adversely affect our business, financial condition, and results of operations.
While we have implemented various measures intended to anticipate, identify, and address the risk of these types of activities, these measures may not adequately address or prevent all illegal, improper, or otherwise inappropriate activity by these parties from occurring and such conduct could expose us to liability, including through litigation, or adversely affect our brand or reputation. For example, Dashers whose accounts we have deactivated from our platform may nevertheless find a way to create a new account on our platform and perform deliveries. At the same time, if the measures we have taken to guard against these illegal, improper, or otherwise inappropriate activities, such as our requirement that all Dashers undergo a background check, are too restrictive and inadvertently prevent Dashers and consumers otherwise in good standing from using our platform, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, the growth and engagement of the number of Dashers and consumers on our platform and their use of our platform could be adversely affected. In addition, our ability to adopt measures to anticipate, identify, and address illegal, improper, or otherwise inappropriate activity may be particularly limited with our Self-Delivery service, which enables merchants on our Marketplace to fulfill orders with their own delivery fleets. These delivery providers are retained directly by merchants, and as a result, we do not conduct background checks on such providers or engage in any of the other activities that are a part of the typical onboarding process for Dashers on our platform. Further, any negative publicity related to the foregoing, whether such incident occurred on our platform or on our competitors’ platforms, could adversely affect our reputation and brand or public perception of our industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
Our platform facilitates deliveries to consumers from non-partner merchants, and we face certain risks associated with these deliveries.
We aim to have a broad selection of merchants on our platform, which includes facilitating deliveries to consumers from non-partner merchants. Facilitating deliveries from non-partner merchants is generally less operationally efficient than doing so with partner merchants, as our platform is not integrated with non-partner merchants’ systems. For example, for orders with most partner merchants, Dashers have an expedited checkout process that does not require a separate payment in store, but for orders with non-partner merchants, Dashers may have to place and pay for the order separately in store. As a result, we generally experience higher operational expenses for each order, more time and manual processes needed to place each order, and a higher likelihood of errors. Further, we sometimes unintentionally incorrectly price non-partner goods on our platform as a result of inaccuracies that occur when capturing menu prices. The occurrence of any errors, delays with orders, or other problems associated with facilitating deliveries with non-partner merchants could create a negative perception of our platform and cause damage to our reputation and brand. While our goal is to convert non-partner merchants into partner merchants, our inability to do so at a sufficiently high rate, or at all, could adversely affect our business, financial condition, and results of operations.
Further, some non-partner merchants may not want to be included on our platform and may request to be removed. While we honor these requests, removing non-partner merchants impacts our ability to provide a broad selection of merchants. In addition, there is a risk that non-partner merchants bring legal claims against us relating to their inclusion on our platform. For example, in 2015, In-N-Out Burger filed a complaint against us claiming unfair competition, among other claims, and sought a permanent injunction to stop us from delivering their food. There is also a risk that state or local law is enacted to prevent platforms like ours from including non-partners on the platform. For example, the California Legislature passed legislation, California Assembly Bill 2149, or AB 2149, which was signed into law by Governor Gavin Newsom and became effective on January 1, 2021. AB 2149 prohibits, among other things, food delivery logistics platforms from facilitating deliveries from restaurants in California without the restaurants’ prior consent. Similar prohibitions have also been enacted in Louisiana, Massachusetts, Michigan, Denver, Colorado, and Tucson, Arizona and are being contemplated in other jurisdictions. Beyond regulatory restrictions, we may also adopt internal policies that limit or prohibit the facilitation of deliveries from merchants without their prior consent. For example, in November 2020, we adopted internal policies pursuant to which we generally do not add new non-partner restaurants for delivery on our platform in the United States and such policies require the use of disclaimers with existing non-partner restaurants on our platform in the United States to inform consumers that such restaurants are not partnered with DoorDash. In the future, based on a variety of factors, including legal and regulatory changes, we may continue to revise and update our internal policies related to non-partner restaurants and other merchants. To the extent we are required or we choose to remove non-partner merchants for any reason, this will adversely affect our ability to attract and retain consumers and could directly and adversely affect our business, financial condition, and results of operations.
If we do not continue to innovate and further develop our platform, our platform developments do not perform, or we are not able to keep pace with technological developments, we may not remain competitive and our business and results of operations could suffer.
Our success depends in part on our ability to continue to innovate and further develop our platform. To remain competitive, we must continuously enhance and improve the functionality and features of our platform, including our website and mobile applications and the suite of merchant services that we offer through our platform. If we fail to expand the suite of merchant services that we offer through our platform, or if we fail to continuously enhance and improve our existing merchant services, our ability to retain and acquire merchants could be adversely affected. If competitors introduce new offerings embodying new technologies, or if new industry standards and practices emerge, our existing technology, services, website, and mobile applications may become obsolete. Our future success could depend on our ability to respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.
We have scaled our business rapidly and significant new platform features and services have in the past resulted in, and in the future may continue to result in, operational challenges affecting our business. Developing and launching enhancements to our platform and new services on our platform may involve significant technical risks and upfront capital investments that may not generate return on investment. We may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. If we face material delays in introducing new or enhanced platform features and services or if our recently introduced offerings do not perform in accordance with our expectations, the merchants, consumers, and Dashers that utilize our platform may forego the use of our services in favor of those of our competitors.
Our marketing efforts to help grow our business may not be effective.
Promoting awareness of our platform is important to our ability to grow our business and to attract new merchants, consumers, and Dashers and can be costly. We believe that much of the growth in the number of merchants, consumers, and Dashers that utilize our platform is attributable to our paid marketing initiatives. Our marketing efforts currently include referrals, affiliate programs, free or discount trials, partnerships, display advertising, television, billboards, radio, video, direct mail, social media, email, podcasts, hiring and classified advertisement websites, mobile “push” communications, search engine optimization, and keyword search campaigns. Our marketing initiatives may become increasingly expensive and generating a meaningful return on these initiatives may be difficult. Even if we successfully increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur. If our marketing efforts to help grow our business are not effective, we expect that our business, financial condition, and results of operations would be adversely affected.
Any failure to offer high-quality support may harm our relationships with merchants, consumers, and Dashers and could adversely affect our business, financial condition, and results of operations.
Our ability to attract and retain merchants, consumers, and Dashers is dependent in part on our ability to provide high-quality support. Merchants, consumers, and Dashers depend on our support organization to resolve any issues relating to our platform. We rely on third-parties to provide some support services and our ability to provide effective support is partially dependent on our ability to attract and retain third-party service providers who are not only qualified to support users of our platform but are also well versed in our platform. As we continue to grow our business and improve our offerings, we will face challenges related to providing high-quality support services at scale. Additionally, as we continue to grow our international business and the number of international users on our platform, our support organization will face additional challenges, including those associated with delivering support in languages other than English. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform and business, our financial condition, and results of operations.

If we fail to maintain or improve the cost-effectiveness of our local logistics platform, our business, financial condition, and results of operations could be adversely affected.
Our ability to provide a cost-effective local logistics platform depends on a number of factors, including Dasher efficiency and Dasher pay. Dasher efficiency relies on the technology that powers our local logistics platform and while we continue to make significant investments to improve the efficiency and sophistication of our technology, including enhancements to demand prediction, forecasting food preparation times at merchants, and optimizing our routing and batching algorithms, there is no guarantee that such efforts will be successful and produce the resulting gains in efficiency to our platform that we expect, or at all. Dasher pay is a major component of the cost of our business and subject to a number of risks, including changes to our Dasher pay model. The cost effectiveness of our local logistics platform would also be adversely affected if our operational and technological improvements do not reduce the number of defective orders and accordingly our cost of revenue and refunds and credits. If we are unable to maintain or improve the cost effectiveness of our local logistics platform, including with respect to Dasher efficiency and Dasher pay, our business, financial condition, and results of operations could be adversely affected.
We experience significant seasonal fluctuations in our financial results, which could cause our Class A common stock price to fluctuate.
Our business is highly dependent on consumer spending and Dasher behavior patterns that have an impact on our growth and expenses. We generally experience changes in consumer activity over the course of the calendar year, although our rapid growth and the impact of the COVID-19 pandemic has made, and may continue to make, seasonal fluctuations difficult to detect. For example, consumer activity can be impacted by colder or more inclement weather, which typically increases consumer demand, and warmer or sunny weather, which typically decreases consumer demand. In addition, the number of available Dashers generally decreases during periods of inclement weather, but consumer demand during these times requires us to have more Dashers available to fulfill orders. During these times, we rely on incentive pay to attract sufficient Dashers to maintain the quality of our platform, which increases our costs. Further, severe weather in certain areas can cause businesses, including restaurants, to close, and make it impossible for Dashers to make deliveries if roads are closed or difficult to drive on. In addition, we benefit from increased order volume in our campus markets when school is in session, and we experience a decrease in order volume when school is not in session and during summer breaks and other vacation periods, causing a similar decrease in Dasher pay. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. In addition, other seasonal trends may develop and the existing seasonal trends that we experience may become more pronounced and contribute to fluctuations in our results of operations as we continue to scale and our growth slows. As such, we may not accurately forecast our results of operations. However, we base our spending and investment plans on forecasts and estimates, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, causing our results of operations to fail to meet our expectations or the expectations of investors.
The impact of economic conditions, including the resulting effect on consumer spending, may adversely affect our business, financial condition, and results of operations.
Our performance is subject to economic conditions and their impact on levels of consumer spending. Some of the factors having an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, and other macroeconomic factors. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the COVID-19 pandemic. Further, small businesses that do not have substantial resources, like some of the merchants on our platform, tend to be more adversely affected by poor economic conditions than large businesses. If merchants on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, we may not be able to provide consumers with sufficient merchant selection, and they may be less likely to use our platform. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants. In addition, because spending for purchases from many of the merchants on our platform is generally considered to be discretionary, we expect that any decline in consumer spending would have a disproportionate effect on our business relative to those businesses that sell products or services considered to be necessities. If spending at the merchants on our platform declines, consumers may be less likely to use our platform, which could adversely affect our business, financial condition, and results of operations.

We may face difficulties as we expand our operations into new local markets in which we have limited or no prior operating experience.
Our capacity for continued growth depends in part on our ability to expand our operations into, and compete effectively in, new local markets. It may be difficult for us to understand and accurately predict consumer preferences and purchasing habits in these new local markets. In addition, each market has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate, the pool of Dashers that are available, and our costs associated with insurance, support, fraud, and onboarding new Dashers. In addition, each market is subject to distinct competitive and operational dynamics. These include our ability to offer more attractive services than alternative options and our ability to efficiently attract and retain merchants, consumers, and Dashers, all of which affect our sales, results of operations, and key business metrics. As a result, we may experience fluctuations in our results of operations due to the changing dynamics in the local markets where we operate. If we invest substantial time and resources to expand our operations and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected.
Our presence outside the United States and any future international expansion strategy will subject us to additional costs and risks and our plans may not be successful.
We have started expanding our presence internationally. We launched our platform in Canada in 2015 and in Australia in 2019, and we expect to expand our international operations. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

•recruiting and retaining talented and capable employees in foreign countries and maintaining our company culture across all of our offices;
•an inability to attract merchants, consumers, and Dashers;
•competition from local incumbents that better understand the local market, may market and operate more effectively, and may enjoy greater local affinity or awareness;
•differing demand dynamics, which may make our platform less successful;
•complying with varying laws and regulatory standards, including with respect to labor and employment, data privacy, tax, and local regulatory restrictions;
•obtaining any required government approvals, licenses, or other authorizations;
•varying levels of Internet and mobile technology adoption and infrastructure;
•currency exchange restrictions or costs and exchange rate fluctuations;
•operating in jurisdictions that do not protect intellectual property rights in the same manner or to the same extent as the United States;
•public health concerns or emergencies, such as the COVID-19 pandemic and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred, and which may occur, in various parts of the world in which we operate or may operate in the future; and
•limitations on the repatriation and investment of funds as well as foreign currency exchange restrictions.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions.
If we or our partners fail to develop and successfully commercialize autonomous or drone delivery technologies or fail to develop such technologies before our competitors, or if such technologies fail to perform as expected, change our cost structure materially, are inferior to those of our competitors, or are perceived as less safe than those of our competitors or non-autonomous or non-drone delivery methods, our business, financial condition, and results of operations could be adversely affected.

We believe that autonomous and drone delivery technologies may have the ability to meaningfully impact our industry. We have invested and we expect to continue to invest in research and development related to autonomous and drone delivery technologies, either directly or in partnership with companies that develop such technologies. While we believe that autonomous and drone delivery could present substantial opportunities, the development of such technologies is expensive and time-consuming and may not be successful. Autonomous and drone delivery technologies involve significant risks and liabilities. Failures of our or our partners’ autonomous or drone delivery technologies could generate substantial liability, create negative publicity, or result in regulatory scrutiny, all of which could have an adverse effect on our reputation, brand, business, results of operations, and prospects. Even if our or our partners’ efforts to develop autonomous and drone delivery technologies are successful, such efforts may not be cost-effective and there is no guarantee that such technologies can reduce our current costs of facilitating on-demand delivery services. Further, several other companies, including Uber and Amazon, are also developing autonomous and drone delivery technologies, either themselves or through collaborations, and we expect that they will use such technology to further compete with us in the local logistics industry. Certain competitors may commercialize autonomous and drone delivery technologies at scale before we or our partners do. In the event that our competitors bring autonomous or drone delivery to market before we do, or their technology is or is perceived to be superior to our or our partners’ technology, they may be able to leverage such technology to compete more effectively with us, which would adversely affect our business, financial condition, and results of operations. For example, if competitors develop autonomous and drone delivery technologies that successfully reduce the cost of facilitating delivery logistics services, these competitors could offer their services at lower prices as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our business, financial condition, and results of operations could be adversely affected.
Further, we expect that governments will develop regulations that are specifically designed to apply to autonomous and drone technologies. These regulations could include requirements that significantly delay or narrowly limit the commercialization of autonomous and drone technologies, limit the amount of autonomous and drone delivery on our platform, or impose significant liabilities on manufacturers or operators of these solutions or developers of these technologies. Moreover, these regulations may affect our or our partners’ ability to design and manufacture new autonomous or drone technologies. For example, commercial drone regulations adopted by the Federal Aviation Administration limit the altitude, available airspace, and weight of a drone and also the certification of remote pilots that can operate a drone for commercial purposes in the United States. If regulations of this nature continue to be implemented, we or our partners may not be able to commercialize autonomous and drone delivery technologies in the manner we expect, or at all. Further, if we or our partners are unable to comply with existing or new regulations or laws applicable to autonomous and drone solutions, we could become subject to substantial fines or penalties.
If we are unable to make acquisitions and investments, or successfully integrate them into our business, our business, results of operations, and financial condition could be adversely affected.
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services, and other assets and strategic investments that complement our business. For example, in October 2019, we acquired certain assets and liabilities from Square, Inc. related to Caviar, a marketplace focused on facilitating deliveries from premium restaurants. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets, and as a result, there is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue.
Acquisitions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations, including:

•intense competition for suitable acquisition targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•failure or material delay in closing a transaction;
•transaction-related lawsuits or claims;
•difficulties in integrating the technologies, operations, existing contracts, and personnel of an acquired company;
•difficulties in retaining key employees or business partners of an acquired company;
•difficulties in retaining merchants, consumers, and delivery service providers, as applicable, of an acquired company;
•challenges with integrating the brand identity of an acquired company with our own;
•diversion of financial and management resources from existing operations or alternative acquisition opportunities;

•failure to realize the anticipated benefits or synergies of a transaction;
•failure to identify the problems, liabilities, or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, litigation, revenue recognition or other accounting practices, or employee or user issues;
•risks that regulatory bodies may enact new laws or promulgate new regulations that are adverse to an acquired company or business;
•risks that regulatory bodies do not approve our acquisitions or business combinations or delay such approvals;
•theft of our trade secrets or confidential information that we share with potential acquisition candidates;
•risk that an acquired company or investment in new services cannibalizes a portion of our existing business; and
•adverse market reaction to an acquisition.
If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services, and other assets and strategic investments, or if we fail to successfully integrate such acquisitions or investments, our business, financial condition, and results of operations could be adversely affected.
We depend on our highly skilled employees to grow and operate our business, and if we are unable to hire, retain, manage, and motivate our employees, or if our new employees do not perform as we anticipate, we may not be able to grow effectively and our business, financial condition, and results of operations could be adversely affected.
Our future success will depend in part on the continued service of our founders, senior management team, key technical employees, and other highly skilled employees, including Tony Xu, our co-founder and Chief Executive Officer, and on our ability to continue to identify, hire, develop, motivate, and retain talented employees. We may not be able to retain the services of any of our employees or other members of senior management in the future. Also, all of our U.S.-based employees, including our senior management team and Mr. Xu, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute its plans and strategies, our business, financial condition, and results of operations could be adversely affected.
We face intense competition for highly skilled employees, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled employees. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors and may not appreciate. If the perceived value of our equity awards declines for this or other reasons, it may adversely affect our ability to attract and retain highly qualified employees. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees may receive significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and engagement could suffer, which could adversely affect our business, financial condition, and results of operations.
Our company culture has contributed to our success and if we cannot maintain and evolve our culture as we grow, our business could be adversely affected.
We believe that our company culture, which promotes authenticity, empathy, support for others, and bias for action, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:

•failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, values, and mission;

•the increasing size and geographic diversity of our workforce;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•the continued challenges of a rapidly evolving industry;
•the increasing need to develop expertise in new areas of business that affect us;
•negative perception of our treatment of employees, merchants, consumers, and Dashers or our response to employee sentiment related to political or social causes or actions of management; and
•the integration of new personnel and businesses from acquisitions.
If we are not able to maintain and evolve our culture, our business, financial condition, and results of operations could be adversely affected.
Our business could be adversely impacted by changes in the Internet and mobile device accessibility of users.
Our business depends on users’ access to our platform via a mobile device or personal computer and the Internet. We may operate in jurisdictions that provide limited Internet connectivity, particularly as we expand internationally. Internet access and access to a mobile device or personal computer are frequently provided by companies with significant market power that could take actions that degrade, disrupt, or increase the cost of consumers’ ability to access our platform. In addition, the Internet infrastructure that we and users of our platform rely on in any particular geographic area may be unable to support the demands placed upon it and could interfere with the speed and availability of our platform. Any such failure in Internet or mobile device or computer accessibility, even for a short period of time, could adversely affect our results of operations.
We previously identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
In recent periods, we have experienced rapid growth, and this growth has placed considerable strain on our IT and accounting systems, processes, and personnel. As a result, in connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2018 and 2019, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness that we and our independent registered public accounting firm identified occurred because (i) we had inadequate processes and controls to ensure an appropriate level of precision related to our revenue to cash reconciliation process, and (ii) we did not have sufficient resources with the adequate technical skills to meet the emerging needs of our financial reporting requirements.
While we believe this material weakness has been remediated as of December 31, 2020, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our Class A common stock.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2018 and 2019, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. To address this material weakness, we hired additional accounting, engineering, and business intelligence personnel and implemented process level and management review controls to identify and address emerging risks. While we believe this material weakness has been remediated as of December 31, 2020, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses.
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems, or the existing systems and third party software applications that we rely on for financial reporting, do not perform as expected, we may experience further deficiencies in our controls and we may not be able to meet our financial reporting obligations.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until the year ending December 31, 2021. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our platform is accessible, which would adversely affect our business, reputation, financial condition, and results of operations.
We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and services. However, it may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform is unavailable when merchants, consumers, and Dashers attempt to access it or it does not load as quickly as they expect or it experiences capacity constraints due to an overwhelming number of users accessing our platform simultaneously, users may seek other offerings, and may not return to our platform as often in the future, or at all. This would adversely affect our ability to attract merchants, consumers, and Dashers and decrease the frequency with which they use our platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, reputation, financial condition, and results of operations would be adversely affected.
Defects, errors, or vulnerabilities in our applications, backend systems, or other technology systems and those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition, and results of operations.
The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Our practice is to effect frequent releases of software updates, sometimes multiple times per day. The third-party software that we incorporate into our platform may also be subject to errors or vulnerabilities. Any errors or vulnerabilities discovered in our code or from third-party software after release could result in negative publicity, a loss of users or loss of revenue, and access or other performance issues. Such vulnerabilities could also be exploited by malicious actors and result in exposure of data of users on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects, or vulnerabilities could adversely affect our business, reputation, brand, financial condition, and results of operations.
We have expended and intend to expend substantial funds to satisfy a portion of our tax withholding and remittance obligations that arise in connection with the vesting and/or settlement of certain of our RSUs, which may have an adverse effect on our financial condition and results of operations. We have also implemented “sell-to-cover” in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon vesting and/or settlement of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders.
We have expended and intend to expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our RSUs. Certain of our RSUs vested upon the effectiveness of our IPO Registration Statement (the “IPO Vested RSUs”) and will settle approximately 180 days following the effective date of our IPO Registration Statement under their terms (the “IPO Vested RSU Settlement Date”). Under U.S. tax laws, the employment tax withholding and remittance obligations for the IPO Vested RSUs arose in connection with their vesting, and the income tax withholding and remittance obligations will arise in connection with their settlement on the IPO Vested RSU Settlement Date. On the initial vesting date for the IPO Vested RSUs, we withheld shares and remitted tax withholding amounts on behalf of the holders of IPO Vested RSUs at the applicable statutory rates for those IPO Vested RSU holders who elect to net share settle these tax withholding obligations, for which we expended approximately $7 million to satisfy tax withholding and remittance obligations. Certain IPO Vested RSU holders elected to receive a short-term loan from us, with interest that will accrue at the applicable federal rate to settle the tax withholding obligations arising in connection with the vesting of the IPO Vested RSUs on the effectiveness of our IPO registration statement. The short-term loan extended to employees totaled $10 million as of December 31, 2020. The balance of the loan is repayable from the proceeds of sale of shares into the market on the IPO Vested RSU Settlement Date, which will result in dilution to our stockholders.
To fund the tax withholding and remittance obligations arising in connection with the future vesting and/or settlement of RSUs (including the income tax withholding and remittance obligations due with respect to the IPO Vested RSUs on the IPO Vested RSU Settlement Date), we will either (i) withhold shares of our Class A common stock that would otherwise be issued with respect to such RSUs and pay the relevant tax authorities in cash (which may include cash generated from the proceeds of the IPO) to satisfy such tax obligations or (ii) have the holders of such RSUs use a broker or brokers to sell a portion of such shares into the market on the applicable settlement date, with the proceeds of such sales to be delivered to us for us to remit to the relevant taxing authorities, in order to satisfy such tax withholding and remittance obligations. The tax withholding due in connection with such RSU vesting and settlement will be based on the then-current value of the underlying shares of our Class A common stock, and we would expect to withhold and remit the tax withholding liabilities at the applicable statutory rates on behalf of the RSU holders to the relevant tax authorities in cash, which would result in significant cash expenditures by us. If we implement “sell-to-cover” to satisfy tax withholding obligations, shares with a market value equivalent to the tax withholding obligation will be sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales will be remitted by us to the taxing authorities. Such sales will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but will cause dilution to our stockholders.

We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.
We track certain operational metrics, including our merchant, consumer, and Dasher counts and key business and non-GAAP metrics such as Total Orders, Marketplace GOV, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. For example, the accuracy of our operating metrics could be impacted by fraudulent users of our platform, and further, we believe that there are consumers who have multiple accounts, even though this is prohibited in our Terms of Service and we implement measures to detect and prevent this behavior. Consumer usage of multiple accounts may cause us to overstate the number of consumers on our platform. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition, and results of operations would be adversely affected.
Operating as a public company requires us to incur substantial costs and requires substantial management attention. In addition, key members of our management team have limited experience managing a public company.
As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the New York Stock Exchange. For example, the Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.
Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituencies will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.
Risks Related to our Legal and Regulatory Environment
If Dashers are reclassified as employees under federal or state law, our business, financial condition, and results of operations would be adversely affected.

We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the federal, state, and municipal levels challenging the classification of Dashers that utilize our platform as independent contractors. The tests governing whether a Dasher is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. As referenced above, we maintain that Dashers that utilize our platform are independent contractors. However, Dashers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on the local logistics industry. A reclassification of Dashers or other delivery service providers as employees would adversely affect our business, financial condition, and results of operations, including as a result of:

•monetary exposure arising from, or relating to failure to, withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, statutory and punitive damages, penalties, including related to the California Labor Code Private Attorneys General Act, or PAGA, and government fines;
•injunctions prohibiting continuance of existing business practices;
•claims for employee benefits, social security, workers’ compensation, and unemployment;
•claims of discrimination, harassment, and retaliation under civil rights laws;
•claims under laws pertaining to unionizing, collective bargaining, and other concerted activity;
•other claims, charges, or other proceedings under laws and regulations applicable to employers and employees, including risks relating to allegations of joint employer liability or agency liability; and
•harm to our reputation and brand.
In addition to the harms listed above, a reclassification of Dashers or other delivery service providers as employees would require us to significantly alter our existing business model and operations and impact our ability to add and retain Dashers to our platform and grow our business, which we would expect to have an adverse effect on our business, financial condition, and results of operations.
We have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex. We are currently involved in a number of putative class actions and representative actions brought, for example, pursuant to PAGA, and numerous individual claims, including those brought in arbitration or compelled pursuant to the terms of our independent contractor agreements to arbitration, challenging the classification of Dashers that utilize our platform as independent contractors. In addition, in June 2020, the San Francisco District Attorney filed a claim against us in the Superior Court of California, County of San Francisco, alleging that we misclassified Dashers as independent contractors as opposed to employees. This action is seeking both restitutionary damages and a permanent injunction that would bar us from continuing to classify Dashers as independent contractors. The San Francisco District Attorney also sought a preliminary injunction that would have barred us from continuing to classify Dashers in California as independent contractors during the pendency of this case. The request for the preliminary injunction was withdrawn on December 8, 2020. We believe we have meritorious defenses, despite the allegations of wrongdoing, and intend to defend ourselves vigorously in these matters. In addition, in 2017, we settled one classification matter in California on a class basis including claims raised under PAGA and are in the process of settling a similar classification matter in California. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
An increasing number of jurisdictions are considering implementing standards similar to the test set forth in Dynamex to determine worker classification. Further, the California Legislature passed AB 5 and it was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for the 2020 California ballot initiative, or Proposition 22, to address AB 5 and preserve flexibility for Dashers, which passed in November 2020. As such, certain provisions regarding compensation, along with certain other requirements, are now applicable to us and Dashers in California and our costs related to Dashers have increased in California. To offset a portion of these increased costs, we will in certain circumstances charge higher fees and commissions, which could result in lower order volumes over time. Depending on whether and how much we choose to increase fees and commissions, these increased costs could also lead to a lower Take Rate, defined as revenue expressed as a percentage of Marketplace GOV. The provisions resulting from Proposition 22 that are now applicable to us include, but are not limited to, (i) net earnings (which excludes tips, tolls, and certain other amounts) to Dashers no less than a net earnings floor equal to (a) 120% of the minimum wage for a Dasher’s engaged time and (b) for

Dashers using a motor vehicle, $0.30 per engaged mile (which amount shall be adjusted for inflation after 2021) and (ii) for Dashers averaging at least 15 hours per week of engaged time during a calendar quarter who subscribe to a qualifying health plan, payments to such Dashers of healthcare subsidies of varying dollar amounts depending on a Dasher’s engaged time per week. As such, Proposition 22 is likely to have an adverse impact on our results of operations. In addition, several other jurisdictions where we operate may be considering adopting legislation that would pair worker flexibility and independence with new protections and benefits, and we are engaged in ongoing discussions with Dashers, policy makers and other stakeholders regarding the future of the type of work that Dashers perform. To the extent other states adopt such legislation, we would expect our costs related to Dashers in such jurisdictions to increase and we could experience lower order volumes in such jurisdictions if we charge higher fees and commissions as a result of such laws, which would adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. For example, certain plaintiffs filed a claim in California Superior Court challenging the constitutionality of Proposition 22 and similar challenges may also be filed. Furthermore, if Dashers are determined to be employees in other states or under federal law, this could result in even higher increases to our costs related to Dashers, which would likely lead us to increase fees and commissions even more and may result in further lower order volumes. To the extent Dashers are determined to be employees under other state or federal law, we would be required to significantly alter our existing business model and operations, which would have an adverse impact on our business, financial condition, and results of operations.
We are subject to claims, lawsuits, investigations, and various proceedings, and face potential liability, expenses for legal claims, and harm to our business based on the nature of our business.
We face potential liability, expenses for legal claims, and harm to our business relating to the nature of our business generally, and with the food delivery services we facilitate in particular, including potential claims related to food offerings, delivery, and quality.
We are subject to claims, lawsuits, arbitration proceedings, government investigations, and other legal, regulatory, and other administrative proceedings, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, compliance with regulatory requirements, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations, and legal or regulatory proceedings as our business grows and as we deploy new services.
We are also subject to claims, lawsuits, and other legal proceedings seeking to hold us vicariously liable for the actions of merchants, consumers, and Dashers. For example, third parties could assert legal claims against us in connection with personal injuries related to food poisoning, tampering, or other food safety issues or accidents caused by Dashers that utilize our platform. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including expediency, protection of our reputation, and to prevent the uncertainty of litigating, and we expect that such expenses will continue to increase as our business grows and we face increasing public scrutiny. In addition, we could be subject to legal claims relating to the sale of alcoholic beverages or alcohol consumption. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any consumers, Dashers, or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition, and results of operations.
Reports, whether true or not, of food-borne illnesses (such as E. Coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis, or salmonella) and injuries caused by food tampering or inappropriate or unsanitary food preparation, handling, or delivery, or other food safety incidents have led to potential legal claims against, and severely injured the reputations of, participants in the food business and could do so in the future as well. Further, if any such report were to affect one or more of the merchants on our platform that generate a significant percentage of our overall Marketplace GOV, it could seriously harm our business. The potential for acts of terrorism on the U.S. or international food supply also exists and, if such an event occurs, it could harm our business and results of operations. Further, food that is ordered through our platform could be subject to a recall, but we may have limited ability, if any, to ensure compliance with a food recall. In addition, reports of food-borne illnesses, food recalls, food tampering, or inappropriate or unsanitary food preparation, handling, or delivery, even those occurring solely at merchants that are not on our platform, could, as a result of negative publicity about the restaurant or grocery industry, adversely affect our business, financial condition, and results of operations.
We also face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to Dashers regarding, among other things, the classification of Dashers that utilize our platform as well as our Dasher pay model, including claims regarding disclosures we make with respect to sales tax, service fees, delivery fees, and gratuities, the process of signing up to become a Dasher, including the background check process, and the nature and frequency of our communications to Dashers via email, text, or telephone. In addition, we also face potential liability and expense for claims, including class actions, by consumers relating to, among other things, our Dasher pay model, including claims regarding disclosures we make with respect to sales tax, service fees, delivery fees, and gratuities, the local food delivery logistics services we facilitate, discrepancies between the menus on our website and consumer mobile application and the menus at the restaurant from which the food is delivered, including discrepancies in menu items and the prices of such items and taxes on such items, and the nature and frequency of our marketing communications to consumers via email, text, or telephone. See the section titled “Legal Proceedings” for additional information about these types of legal proceedings.
In addition, we face potential liability and expense for claims relating to the information that we publish on our website and mobile applications, including claims for trademark and copyright infringement, defamation, libel, and negligence, among others. We also face potential liability and expense for claims arising from a data security incident, including claims regarding the adequacy and timeliness of our response to such an incident and our notification to affected consumers and Dashers.
The results of any such claims, lawsuits, arbitration proceedings, government investigations, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that could adversely affect our business, financial condition, and results of operations. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.
In addition, we include arbitration and class action waiver provisions in our terms of service with the merchants, consumers, and Dashers that utilize our platform. These provisions are intended to streamline the litigation process for all parties involved, as they can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration can be costly and burdensome, and the use of arbitration and class action waiver provisions subjects us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In order to minimize these risks to our reputation and brand, we may limit our use of arbitration and class action waiver provisions or be required to do so in a legal or regulatory proceeding, either of which could cause an increase in our litigation costs and exposure. Additionally, we permit certain users of our platform to opt out of such provisions, which could also cause an increase in our litigation costs and exposure.
Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration and class action waivers on a state-by-state basis, as well as between state and federal law, there is a risk that some or all of our arbitration and class action waiver provisions could be subject to challenge or may need to be revised to exempt certain categories of protection. If these provisions were found to be unenforceable, in whole or in part, or specific claims are required to be exempted, we could experience an increase in our costs to litigate disputes and the time involved in resolving such disputes, and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition, and results of operations.
Taxing authorities may successfully assert that we have not properly collected or remitted, or in the future should collect or remit, sales and use, gross receipts, value added, or similar taxes or withholding taxes, and may successfully impose additional obligations on us, and any such assessments, obligations, or inaccuracies could adversely affect our business, financial condition, and results of operations.
The application of non-income, or indirect, taxes, such as sales and use tax, value-added tax, goods and services tax, business tax, and gross receipt tax, to businesses like ours is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to local logistics businesses generally.
In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. Such taxes could adversely affect our financial condition and results of operations.

We are subject to indirect taxes, such as payroll, sales, use, value-added, and goods and services taxes in the United States, Canada, and Australia, and we may face various indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage merchants, consumers, and Dashers from utilizing our offerings, or could otherwise harm our business, financial condition, and results of operations. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes. Additionally, if merchants try to pass along increased additional taxes and raise prices to consumers, order volume may decline. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition would be harmed.
Under state tax law, we may be deemed responsible for collecting and remitting sales taxes directly to certain states. Our responsibility for these taxes may be applicable to past sales and could be applicable to the cost of goods or fees charged on our platform. A successful assertion that we should be collecting additional sales, use, or other taxes or remitting such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses. These taxes could also increase the cost for consumers using our platform. Any of the foregoing would adversely affect our business, financial condition, and results of operations.
Additionally, one or more states, localities, or other taxing jurisdictions may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours. For example, taxing authorities in the United States and other countries have identified e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the Internet, and are considering related legislation. After the U.S. Supreme Court decision in South Dakota v. Wayfair Inc., certain states have enacted laws that would require tax reporting, collection, or tax remittance on items sold online. Requiring tax reporting or collection could decrease merchant, consumer, or Dasher activity, which would harm our business. This new legislation could require us or Dashers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, and remittance and audit requirements, which could make our offerings less attractive and could adversely affect our business, financial condition, and results of operations.
Also, federal tax rules generally require payors to report payments to unrelated parties to the IRS. Under certain circumstances, a failure to comply with such reporting obligations may cause us to become liable to withhold a percentage of the amounts paid to Dashers and merchants and remit such amounts to the taxing authorities. Due to the large number of Dashers and merchants, and the amounts paid to each, process failures with respect to these reporting obligations could result in financial liability and other consequences to us if we were unable to remedy such failures in a timely manner.
As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may adversely affect our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.
We may have exposure to greater than anticipated tax liabilities.
We are subject to income taxes in the United States and certain foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, and the valuation of deferred tax assets. Increases in our effective tax rate would reduce profitability or increase losses.
As we expand the scale of our international business activities, any changes in the United States or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
We have been subject to examination, and may be subject to examination in the future, by federal, state, local, and foreign tax authorities on income, employment, sales, and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition, and results of operations. Certain risks relating to employment taxes and sales taxes are described in more detail under “ —If Dashers are reclassified as employees under federal or state law, our business, financial condition, and results of operations would be adversely affected.” and “—Taxing authorities may successfully assert that we have not properly collected, or in the future should collect, sales and use, gross receipts, value added, or similar taxes and may successfully impose additional obligations on us, and any such assessments, obligations, or inaccuracies could adversely affect our business, financial condition, and results of operations.”
On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted, which contains significant changes to U.S. tax law, including a reduction in the corporate tax rate and a transition to a new territorial system of taxation. The primary impact of the new legislation on our provision for income taxes was a reduction of the future tax benefits of our deferred tax assets as a result of the reduction in the corporate tax rate. However, since we have recorded a full valuation allowance against our deferred tax assets, these changes did not have a material impact on our consolidated financial statements. The impact of the Tax Act will likely be subject to ongoing technical guidance and accounting interpretation, which we will continue to monitor and assess.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2020, we had accumulated $689 million and $547 million of federal and state net operating loss carryforwards, or NOLs, respectively, available to reduce future taxable income, some of which will begin to expire in 2033 for federal and 2023 for state tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future.
Under the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but net operating losses arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, net operating losses from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of net operating losses from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of December 31, 2019. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the new limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2019.
There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and tax credits by certain jurisdictions, including in order to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic, possibly with retroactive effect, or other unforeseen reasons, our existing NOLs and tax credits could expire or otherwise be unavailable to offset future income tax liabilities. A temporary suspension of the use of certain NOLs and tax credits has been enacted in California, and other states may enact suspensions as well. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and tax credits.
Our business is subject to a variety of U.S. laws and regulations, including those related to worker classification, Dasher pay, and pricing and commissions, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations.
The local delivery logistics industry and our business model are relatively nascent and rapidly evolving. We are subject to a variety of laws in the United States and other jurisdictions, including those related to worker classification, Dasher pay, and pricing and commissions. Laws, regulations, and standards governing issues such as worker classification, labor and employment, anti-discrimination, food safety, alcoholic beverages and other highly regulated products, online credit card payments, gratuities, pricing and commissions, text messaging, subscription services, intellectual property, data retention, privacy, data security, consumer protection, background checks, website and mobile application accessibility, and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. We have been proactively working with state and local governments and regulatory bodies to ensure that our platform is available broadly in the United States and Canada.
Additionally, laws relating to the potential liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities in the United States at the federal and state level are considering a number of legislative and regulatory proposals concerning privacy and other matters that may be applicable to our business. It is also likely that if our business grows and evolves and our services are used in a greater number of geographies, we would become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which it may become subject.
Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors. Regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in connection with the COVID-19 pandemic, jurisdictions across the United States, including Washington, Massachusetts, jurisdictions within Los Angeles County, California, San Francisco, California, Chicago, Illinois, and New York, New York, have implemented temporary price controls on local food delivery logistics platforms. In addition, there are legislative proposals to make price controls on food delivery logistics platforms permanent, and we expect other such proposals to be made. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers, though we are aware of two jurisdictions which have adopted explicit limits or prohibitions against doing so in connection with price controls, which could further increase our costs. With the continued duration of COVID-19, we expect these existing price controls to persist in the near term and for additional jurisdictions where we operate to implement similar price controls. If any of these events occur, or if price controls are retained after the COVID-19 pandemic subsides, our business, financial condition, and results of operations could be further adversely affected. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business.
Our success, or perceived success, and increased visibility may also drive some businesses that perceive our business model negatively to raise their concerns to local policymakers and regulators. These businesses and their trade association groups or other organizations may take actions and employ significant resources to shape the legal and regulatory regimes in jurisdictions where we may have, or seek to have, a market presence in an effort to change such legal and regulatory regimes in ways intended to adversely affect or impede our business and the ability of merchants, consumers, and Dashers to use our platform. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, including any future laws or obligations that we may not be able to anticipate at this time, we could be adversely affected, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain services or platform features, which would adversely affect our business. Any failure to comply with applicable laws and regulations could also subject us to claims and other legal and regulatory proceedings, fines, or other penalties, criminal and civil proceedings, forfeiture of significant assets, and other enforcement actions. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could adversely affect our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability are also expected to adversely affect our business, financial condition, and results of operations.

We are subject to various U.S. and international anti-corruption laws and other anti-bribery and anti-kickback laws and regulations.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and other anticorruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents who are acting on our behalf. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries and our employees, representatives, contractors, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible, and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a drop in our stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.
Government regulation of the Internet, mobile devices, and e-commerce is evolving, and unfavorable changes could substantially adversely affect our business, financial condition, and results of operations.
We are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the Internet, mobile devices, and e-commerce that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth of the Internet, mobile devices, e-commerce, or other online services, and increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business. These regulations and laws, which continue to evolve, may cover taxation, tariffs, user privacy, data protection, pricing and commissions, content, copyrights, distribution, social media marketing, advertising practices, sweepstakes, mobile, electronic contracts and other communications, consumer protection, broadband residential Internet access, and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use, and other taxes, libel, and personal privacy apply to the Internet and e-commerce. In addition, as we continue to expand internationally, it is possible that foreign government entities may seek to censor content available on our mobile applications or website or may even attempt to block access to our mobile applications and website. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business, and proceedings or actions against us by governmental entities or others, which could adversely affect our business, financial condition, and results of operations.
Changes in laws or regulations relating to privacy or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy or the protection or transfer of data relating to individuals, could adversely affect our business.
We receive, transmit, and store a large volume of personally identifiable information and other data relating to the users on our platform, as well as other personally identifiable information and other data relating to individuals such as our employees. Numerous local, municipal, state, federal, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, Australia’s Privacy Act, the Telephone Consumer Protection Act of 1991, or the TCPA, Section 5 of the Federal Trade Commission Act, and effective as of January 1, 2020, the California Consumer Privacy Act, or the CCPA. These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CCPA, which went into effect on January 1, 2020, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA has been amended on multiple occasions, and it is unclear whether it will be further amended. For example, a ballot initiative in California in November 2020 titled the California Privacy Rights Act, or CPRA, was approved by California voters and significantly modified the CCPA, resulting in further uncertainty and likely requiring us to incur additional costs and expenses in an effort to comply. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. We will continue to monitor developments related to the CPRA. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. The CCPA and other changes in laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.
Additionally, we have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. In particular, with laws and regulations such as the CCPA and CPRA imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.
Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of the law, practices, or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our third-party providers or merchants on our platform, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of personally identifiable information or other data relating to Dashers, consumers, or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing Dashers and consumers from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations.
We face the risk of litigation resulting from unauthorized text messages sent in violation of the Telephone Consumer Protection Act.
The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws. For example, the TCPA restricts telemarketing and the use of automated SMS text messages without proper consent. This has resulted, and may in the future result, in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we do not comply with these laws or regulations or if we become liable under these laws or regulations, we could face direct liability and our business, financial condition, and results of operations could be adversely affected.
Our reported results of operations may be adversely affected by changes in GAAP.
GAAP is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update, or ASU, No. 2014-09, “Revenue from Contracts with Consumers (Topic 606),” or ASC 606, which superseded nearly all existing revenue recognition guidance, and in February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” or ASC 842, which increases lease transparency and comparability among organizations. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.
Risks Related to our Dependence on Third Parties

We rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition, and results of operations.
We procure third-party insurance policies to cover various operations-related risks including auto liability, employment practices liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability, occupational accident liability for Dashers, and general business liabilities. For certain types of operations-related risks or future risks related to our new and evolving services, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving services, and we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make. Further, some of our agreements with merchants require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these merchant agreements.
If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, or otherwise paid by our insurance subsidiary. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if (i) the cost per claim, premiums, or the number of claims significantly exceeds our historical experience and coverage limits, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided, or (v) the number of claims under our deductibles or self-insured retentions differs from historical averages.
We primarily rely on a third-party payment processor to process payments made by consumers and payments made to merchants and Dashers, and if we cannot manage our relationship with such third party and other payment-related risks, our business, financial condition, and results of operations could be adversely affected.
We primarily rely on a third-party payment processor, Stripe, to process payments made by consumers and payments made to merchants and Dashers. Under our commercial agreement with Stripe, Stripe may terminate the relationship with advanced notice. If Stripe terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would be required to find an alternate payment processor and may not be able to secure similar terms or replace such payment processor in an acceptable timeframe. Further, the software and services provided by Stripe may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to merchants and Dashers, any of which could disrupt our business for an extended period of time, make our platform less convenient and attractive to users, and adversely affect our ability to attract and retain qualified merchants, consumers, and Dashers.
Nearly all payments by our consumers are made by credit card or debit card or through third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to consumers that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our consumers, including with respect to money laundering, money transfers, privacy, and information security. If we fail to or are alleged to fail to comply with applicable regulations, we may be subject to claims and litigation, regulatory investigations and proceedings, civil or criminal penalties, fines, or higher transaction fees and may lose the ability to accept online payments or other payment card transactions, which could make our platform less convenient and attractive to consumers. We also rely on data provided by Stripe for financial statement reporting, and there could be inaccuracies and other errors in such data. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.
Further, if we are deemed to be a money transmitter as defined by applicable law, we could become subject to certain laws, rules, and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies that may define money transmitter differently. For example, certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the United States, we could be subject to additional laws, rules, and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties in one or more jurisdictions levied by federal or state or local regulators. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.
Additionally, our primary third-party payment processor requires us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing certain services to some users, be costly to implement, or difficult to follow. If we fail to comply with these rules or regulations, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments, and our business, financial condition, and results of operations could be adversely affected. We have also agreed to reimburse our third-party payment processor for any reversals, chargebacks, and fines they are assessed by payment card networks if we violate these rules. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
We primarily rely on Amazon Web Services to deliver our services to users on our platform, and any disruption of or interference with our use of Amazon Web Services could adversely affect our business, financial condition, and results of operations.
We currently host our platform and support our operations on a single datacenter provided by Amazon Web Services, or AWS, a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’ facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our platform. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our platform increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our platform. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new users, any of which could adversely affect our business, financial condition, and results of operations.
Our commercial agreement with AWS will remain in effect until terminated by AWS or us. AWS may terminate the agreement for convenience by providing us at least 30 days advanced notice. AWS may also terminate the agreement for cause upon a material breach of the agreement, subject to AWS providing prior written notice and a 30-day cure period, and may in some cases terminate the agreement immediately for cause upon written notice. Even though our platform is entirely in the cloud, we believe that we could transition to one or more alternative cloud infrastructure providers on commercially reasonable terms. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime for a short period in connection with the transfer to, or the addition of, new cloud infrastructure service providers. However, we do not believe that such transfer to, or the addition of, new cloud infrastructure service providers would cause substantial harm to our business, financial condition, or results of operations over the longer term.

We rely on third-party background check providers to screen potential Dashers and if such providers fail to provide accurate information or we do not maintain business relationships with them, our business, financial condition, and results of operations could be adversely affected.
We rely on third-party background check providers to provide the criminal and/or driving records of potential Dashers to help identify those that are not qualified to use our platform pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable timeframe. In certain jurisdictions, including the United States, we rely on a single third-party background check provider for these jurisdictions. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential Dashers, and as a result, our platform may be less attractive to potential Dashers and we may have difficulty finding enough Dashers to meet consumer demand. Further, if the background checks conducted by our third-party background check providers are inaccurate or do not otherwise meet our expectations, unqualified Dashers may be permitted to make deliveries on our platform, and as a result, we may be unable to adequately protect or provide a safe environment for our merchants and consumers and qualified Dashers may be inadvertently excluded from our platform. For example, we had a Dasher who had a criminal conviction that should have excluded him from using our platform who was nonetheless cleared by one of our background check providers, and as a result, we allowed him to make deliveries on our platform and he was subsequently alleged to cause personal injury to a merchant on our platform. As a result of inaccurate background checks, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, if a Dasher engages in criminal activity after the third-party background check has been conducted, we may not be informed of such criminal activity and this Dasher may be permitted to continue making deliveries on our platform. In addition, if the background checks conducted by our third-party background check providers do not meet the requirements under applicable laws and regulations, we could face legal liability or negative publicity.
We are also subject to a number of laws and regulations applicable to background checks for potential and existing Dashers that utilize our platform. If we or our third-party background check providers fail to comply with applicable laws, rules, and legislation, our reputation, business, financial condition, and results of operations could be adversely affected, and we could face legal action, including class, collective, or other representative actions. For example, we have faced non-material issues in the past, including lawsuits and demand letters, related to notice requirements around background checks. In addition, background check qualification processes may be limited in certain jurisdictions based on national and local laws, and our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility.
In jurisdictions where our industry does not have regulations establishing standards for background checks, we decide on the scope of our background checks and the cadence with which we conduct such background checks. By choosing background checks that are less thorough in scope than we are permitted to conduct under applicable law or regulation, or by failing to run additional background checks after Dashers are on-boarded, we may face negative publicity or become subject to litigation in the future.
Any negative publicity related to any of our third-party background check providers, including publicity related to safety incidents or actual or perceived privacy or data security breaches or other security incidents, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.

We rely on third parties to provide some of the software for our platform. If such third parties interfere with the distribution of our platform or with our use of such software, our business would be adversely affected.
We rely upon certain third parties to provide software for our platform. For example, we use Google Maps for the mapping function that is critical to the functionality of our platform, and accordingly, we do not control all mapping functions employed by our platform or Dashers using our platform, and it is possible that such mapping functions may not be reliable. From time to time we have had, and may in the future have, disputes with certain of our third party software providers. If, in connection with such a dispute, a software provider terminates its relationship with us or otherwise limits the provision of their software to us, the availability or usage of our platform could be disrupted. If the third parties we rely upon cease to provide access to the third-party software that we and Dashers use, whether in connection with disputes or otherwise, do not provide access to such software on terms that we believe to be attractive or reasonable, or do not provide us with the most current version of such software, we may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all, any of which would adversely affect our business.
We depend on the interoperability of our platform across third-party applications and services that we do not control.
We have integrations with Stripe, Salesforce, Twilio, Wavefront, Snowflake, Olo, third-party offerings such as Google Maps and AWS, and a variety of other vendors. Third-party applications, products, and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. In addition, some of our competitors or merchants on our platform may take actions that disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to, and the terms on which we, operate and distribute our platform. As our platform evolves, we expect the types and levels of competition we face to increase. Should any of our competitors or merchants on our platform modify their technologies, standards, or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to our competitors’ products or services, our platform, business, financial condition, and results of operations could be adversely affected.
We rely on mobile operating systems and application marketplaces to make our applications available to merchants, consumers, and Dashers. If we do not effectively operate with or receive favorable placements within such application marketplaces or if the mobile operating system providers make changes to their platforms that reduce the effectiveness of our advertising, our usage or brand recognition could decline and our business, financial results, and results of operations could be adversely affected.
We depend in part on mobile operating systems, such as Android and iOS, and their respective application marketplaces to make our applications available to merchants, consumers, and Dashers that utilize our platform. Any changes in such systems and application marketplaces that degrade the functionality of our applications or give preferential treatment to our competitors’ applications could adversely affect our platform’s usage on mobile devices. If such mobile operating systems or application marketplaces limit or prohibit us from making our applications available to merchants, consumers, and Dashers, make changes that degrade the functionality of our applications, increase the cost of using our applications, impose terms of use unsatisfactory to us, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application marketplace is more prominent than the placement of our applications, our user growth could slow. Our applications have experienced fluctuations in the past, and we anticipate similar fluctuations in the future. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
As new mobile devices and mobile platforms are released, there is no guarantee that certain mobile devices will continue to support our platform or effectively roll out updates to our applications. Additionally, in order to deliver high-quality applications, we need to ensure that our platform is designed to work effectively with a range of mobile technologies, systems, networks, and standards. We may not be successful in developing or maintaining relationships with key participants in the mobile industry that enhance users’ experience. If merchants, consumers, or Dashers that utilize our platform encounter any difficulty accessing or using our applications on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, we expect that our user growth and user engagement would be adversely affected.
In addition, mobile operating system and browser providers, such as Apple and Google, have announced changes as well as future plans to limit the ability of application developers like us to collect and use certain data about users of our platform, including merchants, consumers and Dashers. For example, Apple announced its plans to make certain changes to its products and data use policies in connection with the release of its iOS 14 operating system. We expect that these changes will negatively impact the effectiveness of our advertising and promotions because they will limit our visibility into the performance of specific advertising channels. If we are unable to mitigate the effects of these developments, we could experience a decline in the growth of new users as well as order rates from existing consumers on our platform, which would have an adverse effect on our business, financial condition and results of operations.
Internet search engines drive traffic to our platform and our new consumer growth could decline and our business, financial condition, and results of operations would be adversely affected if we fail to appear prominently in search results.
Our success depends in part on our ability to attract consumers through unpaid Internet search results on search engines like Google, Yahoo!, and Bing. The number of consumers we attract to our platform from search engines is due in large part to how and where our website ranks in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, a search engine may change its ranking algorithms, methodologies, or design layouts. As a result, links to our website may not be prominent enough to drive traffic to our website, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective consumers. Our website has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. Any reduction in the number of consumers directed to our platform could adversely affect our business, financial condition, and results of operations.
Certain estimates and information contained in this Annual Report on Form 10-K are based on information from third-party sources and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data, and any real or perceived inaccuracies in such estimates and information may harm our reputation and adversely affect our business.
Certain estimates and information contained in this Annual Report on Form 10-K, including general expectations concerning our industry and the market in which we operate, category share, market opportunity, and market size, are based to some extent on information provided by third-party providers. This information involves a number of assumptions and limitations, and although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data. If there are any limitations or errors with respect to such data or methodologies, or if investors do not perceive such data or methodologies to be accurate, or if we discover material inaccuracies with respect to such data or methodologies, our reputation, financial condition, and results of operations could be adversely affected.
Risks Related to our Intellectual Property
Failure to adequately protect our intellectual property could adversely affect our business, financial condition, and results of operations.
Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and third parties we share information with to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our platform or other software, technology, and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information, and trade secrets through various methods, including through cybersecurity attacks, and legal or other methods of protecting this data may be inadequate.
We have registered, among other trademarks, the term “DoorDash” in the United States, Canada, and other jurisdictions. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
Intellectual property infringement assertions by third parties could result in significant costs and adversely affect our business, financial condition, results of operations, and reputation.
We operate in an industry with frequent intellectual property litigation. Other parties have asserted, and in the future may assert, that we have infringed their intellectual property rights. We could be required to pay substantial damages or cease using intellectual property or technology that is deemed infringing.
For example, in 2020 we received a letter from International Business Machines Corporation, or IBM, alleging that we infringe on at least five U.S. patents held by IBM, and inviting us to negotiate a business resolution of the allegations. To date, no litigation has been filed by IBM against us regarding the IBM patents. Based upon our preliminary review of these patents, we believe we have meritorious defenses to IBM’s allegations, although there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us.
Further, we cannot predict whether other assertions of third-party intellectual property rights or claims arising from such assertions would substantially adversely affect our business, financial condition, and results of operations. The defense of these claims and any future infringement claims, whether they are with or without merit or are determined in our favor, may result in costly litigation and diversion of technical and management personnel. Further, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed a party’s patent or copyright rights, cease making, licensing, or using products that are alleged to incorporate the intellectual property of others, expend additional development resources to redesign our offerings, and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. In any event, we may need to license intellectual property which would require us to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could adversely affect our business, reputation, financial condition, and results of operations.
We may be unable to continue to use the domain names that we use in our business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.
We have registered domain names that we use in, or are related to, our business, most importantly www.doordash.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our offerings under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. We may not be able to obtain preferred domain names outside the United States due to a variety of reasons. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition, and results of operations.
Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to provide our platform.
Our platform contains software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform.
Some open source licenses contain requirements that may, depending on how the licensed software is used or modified, require that we make available source code for modifications or derivative works we create based upon the licensed open source software, authorize further modification and redistribution of that source code, make that source code available at little or no cost, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software under the terms of an open source software license. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time, and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.
Although we have certain policies and procedures in place to monitor our use of open source software that are designed to avoid subjecting our platform to conditions we do not intend, those policies and procedures may not be effective to detect or address all such conditions. In addition, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their solutions. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, and results of operations.
Risks Related to Our Indebtedness and Liquidity
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
Historically, we have financed our operations primarily through equity issuances and cash generated from our operations. To support our growing business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Although we currently anticipate that our existing cash, cash equivalents, and marketable securities and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, we may require additional financing. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity, equity-linked securities, or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business, financial condition, and results of operations may be adversely affected.
Our revolving credit facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
The terms of our revolving credit facility includes a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell substantially all of our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, or engage in transactions with affiliates. The terms of our revolving credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, including potential acquisitions, and compete against companies which are not subject to such restrictions.
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of December 31, 2020, there were no amounts outstanding under the revolving credit facility.
Risks Related to Ownership of Our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between the Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of December 31, 2020, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of Consumer Engineering, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 69% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including in connection with the Equity Award Exchange). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of December 31, 2020, our Co-Founders would collectively hold 79% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in our Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or the Co-Founders but would not be desirable for our other stockholders.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among our Co-Founders and their family members. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date on which the number of shares of our capital stock, including Class A common stock, Class B common stock, and Class C common stock, and any shares of capital stock underlying equity securities or other convertible instruments, held by Mr. Xu and his permitted entities and permitted transferees is less than 35% of the Class B common stock held by Mr. Xu and his permitted entities as of immediately following the completion of our IPO, which we sometimes refer to herein as the 35% Ownership Threshold; (ii) 12 months after the death or permanent and total disability of Mr. Xu, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Xu and approved by our board of directors(or if there is no such person, then our secretary then in office); (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which Mr. Xu is terminated for cause (as defined in our amended and restated certificate of incorporation): or (iv) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date upon which (A) Mr. Xu is no longer providing services to us as an officer, employee, or consultant and (B) Mr. Xu is no longer a member of our board of directors, either as a result of Mr. Xu’s voluntary resignation or as a result of a request or agreement by Mr. Xu at a meeting of our stockholders for Mr. Xu not to be renominated as a member of our board of directors. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our amended and restated certificate of incorporation occurs as the Final Conversion Date.

We have no current plans to issue shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law). These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in our Co-Founders, in particular Mr. Xu, holding less than a majority of our total outstanding voting power. Once our Co-Founders own less than a majority of our total outstanding voting power, Mr. Xu would no longer have the unilateral ability to elect all of our directors and to determine the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the voting control of Mr. Xu. Further, the issuance of such shares of Class C common stock to Mr. Xu would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Xu would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Xu’s control of our voting power and his ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to our Co-Founders and, in that event, they would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing Mr. Xu’s voting control. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
Although we do not expect to rely on the “controlled company” exemption under the listing standards of the New York Stock Exchange, we expect to have the right to use such exemption and therefore we could in the future avail ourselves of certain reduced corporate governance requirements.
As a result of our multi-class common stock structure and the Voting Agreement between the Co-Founders, our Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of December 31, 2020, and Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of the New York Stock Exchange. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of the New York Stock Exchange regarding corporate governance, including:

•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that its nominating or corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and an annual performance evaluation of the committee; and
•the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, an annual performance evaluation of the committee, and the rights and responsibilities of the committee relate to any compensation consultant, independent legal counsel, or any other advisor retained by the committee.
These requirements would not apply to us if, in the future, we choose to avail ourselves of the “controlled company” exemption. Although we qualify as a “controlled company,” we do not currently expect to rely on these exemptions and intend to fully comply with all corporate governance requirements under the listing standards of the New York Stock Exchange. However, if we were to utilize some or all of these exemptions, we would not comply with certain of the corporate governance standards of the New York Stock Exchange, which could adversely affect the protections for other stockholders.
We cannot predict the effect our multi-class structure may have on the market price of our Class A common stock. Future issuances of our Class C common stock, if any, will not dilute the voting control of Mr. Xu, but will dilute his economic interest which could cause his interests to conflict with your interests. Further, the issuance of shares of Class C common stock, whether to Mr. Xu or to other stockholders, could prolong the duration of Mr. Xu’s voting control.
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituencies of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multi-class structure of our common stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:

•price and volume fluctuations in the overall stock market from time to time;
•volatility in the trading prices and trading volumes of technology stocks;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•sales of shares of our Class A common stock by us or our stockholders;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;
•announcements by us or our competitors of new services or platform features;
•the public’s reaction to our press releases, other public announcements, and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•actual or anticipated changes in our results of operations or fluctuations in our results of operations;
•actual or anticipated developments in our business, our competitors’ businesses, or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•actual or perceived privacy or security breaches or other incidents;
•developments or disputes concerning our intellectual property or other proprietary rights;
•announced or completed acquisitions of businesses, services, or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•any significant change in our management;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the COVID-19 pandemic, natural disasters, or responses to these events.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
A substantial portion of the outstanding shares of our Class A common stock and Class B common stock are restricted from immediate resale, but may be sold on a stock exchange in the near future. The large number of shares eligible for public sale or subject to rights requiring us to register them for public sale could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market in the near future, and the perception that these sales could occur may also depress the market price of our Class A common stock.
Our executive officers, directors, and the holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock have entered into market standoff agreements with us or have entered into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell any of our stock for a period of time up to 180 days following the date of our final prospectus relating to our IPO, dated December 8, 2020 and filed pursuant to Rule 424(b) under the Securities Act, or our Prospectus. We refer to such period as the lock-up period.
Our lock-up period has two potential release dates, the first following our first earnings release or periodic report (either our quarterly report on Form 10-Q or annual report on Form 10-K), which was determined to be March 9, 2021, as described below, and the second following our second earnings release or periodic report, or 180 days, whichever is earlier.
On March 1, 2021 the underwriters of our IPO agreed that the restricted period under the lock-up agreement will end with respect to 40% of the shares subject to each lock-up agreement (or 20% of the shares if the stockholder is a member of the Company’s board of directors (excluding affiliated funds) or management team) and become eligible for sale in the public market at the open of trading on March 9, 2021 (the "Early Lock-Up Expiration Date").
All remaining shares of common stock subject to the lock-up agreement and not released on the Early Lock-Up Expiration Date will be released upon the earlier of (i) immediately prior to the opening of trading on the third full trading day after we have publicly furnished our second earnings release on Form 8-K or filed our second periodic report with the SEC or (ii) 180 days after the Effective Date, or the Final Lock-Up Expiration Date. We will announce the Final Lock-Up Expiration Date through a press release or Form 8-K at least two full trading days before it is effective. We and the underwriters may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period.
Sales of our Class A common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•any amendments to our amended and restated certificate of incorporation require the approval of at least a majority of the voting power of the outstanding shares of our Class A common stock and Class B common stock;
•our amended and restated bylaws provide that approval of the holders of at least a majority of the voting power of the outstanding shares of our Class A common stock and Class B common stock voting as a single class is required for stockholders to amend or adopt any provision of our bylaws;

•our multi-class common stock structure and the Voting Agreement, which provide Tony Xu with the ability to determine or significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A common stock, Class B common stock, and Class C common stock;
•our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause;
•until the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total combined voting power of our Class A common stock and our Class B common stock, or the Voting Threshold Date, our stockholders will only be able to take action by written consent if such action is first recommended or approved by our board of directors;
•after the Voting Threshold Date, our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•our amended and restated certificate of incorporation does not provide for cumulative voting;
•vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;
•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer, our President, or a majority of our board of directors;
•certain litigation against us can only be brought in Delaware;
•our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These provisions, alone or together, could discourage, delay, or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended, or the Securities Act. Nothing in our amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. The enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. For example, in December 2018, the Court of Chancery of the State of Delaware determined that a provision stating that U.S. federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act is not enforceable. Although this decision was reversed by the Delaware Supreme Court in March 2020, courts in other states may still find these provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provisions in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could adversely affect our results of operations.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendation regarding our Class A common stock adversely, the market price and trading volume of our Class A common stock could decline.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their recommendation regarding our Class A common stock adversely, provide more favorable relative recommendations about our competitors, or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. If few securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets and demand for our securities could decrease, which could cause the price and trading volume of our Class A common stock to decline.
We do not expect to pay dividends in the foreseeable future.
We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. In addition, our revolving credit facility contains restrictions on our ability to pay dividends. Consequently, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, pursuant to an operating lease that expires in 2032. We lease or license additional offices in the United States, Canada, Australia, Japan, and India. We believe that these facilities are generally suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees, enter new geographic markets, and add DashMarts, our first-party owned and operated convenience warehouses, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.
Item 3. Legal Proceedings
We, including Caviar and our other subsidiaries, are currently involved in, and may in the future be involved in, legal proceedings, claims, regulatory inquiries, audits, and governmental investigations (collectively, “Legal Proceedings”) in the ordinary course of business, including suits by merchants, consumers, Dashers, Caviar delivery providers, or other third parties (individually or as class actions).
The outcomes of our Legal Proceedings are inherently unpredictable and subject to significant uncertainties. For some matters for which a material loss is reasonably possible, an estimate of the amount of loss or range of losses is not possible nor are we able to estimate the loss or range of losses that could potentially result from the application of nonmonetary remedies. Until the final resolution of Legal Proceedings, there may be an exposure to a material loss in excess of the amount recorded.
Independent Contractor Classification Matters
We are regularly subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the federal, state, and municipal levels challenging the classification of third-party delivery providers on our platform and on the Caviar platform as independent contractors, and claims that, by the alleged misclassification, we have violated various labor and other laws that would apply to delivery employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us.

We are currently involved in a number of putative class actions, representative actions, such as those brought under PAGA, and individual claims both in court as well as arbitration and other matters challenging the classification of third-party delivery providers on our platform and on the Caviar platform as independent contractors.
In December 2019, we filed an agreement to pay $40 million with the representatives of Dashers that had filed certain actions in California and Massachusetts in settlement of claims under PAGA and class action claims alleging worker misclassification of Dashers, or the Marciano settlement. These actions were filed by and on behalf of Massachusetts Dashers that utilized the DoorDash platform since September 2014 and California Dashers that utilized the DoorDash platform since August 2016. The settlement was filed with the Superior Court of California, County of San Francisco on November 21, 2019. On April 24, 2020, the court issued a tentative ruling raising certain issues with the filed settlement agreement and requesting supplemental briefing from the parties. On June 8, 2020, the parties submitted supplemental briefing and an amended settlement agreement to the court. The amended settlement agreement increased the total amount to be paid by us from $40 million to $41 million. On June 19, 2020, the court issued a tentative ruling raising certain issues with the filed amended settlement agreement and requesting supplemental briefing from the parties. On July 24, 2020, the parties submitted supplemental briefing and an amended settlement agreement to the court. On August 31, 2020, the court issued a tentative ruling denying plaintiff’s motion for preliminary approval of the amended settlement without prejudice and inviting the parties to file supplemental briefing addressing the concerns raised by the court. On October 30, 2020, we entered into an amended settlement agreement to increase the total amount to be paid by the company from $41 million to $89 million. On November 4, 2020, the parties submitted supplemental briefing and the amended settlement agreement to the court. On February 17, 2021, the court issued a tentative ruling denying plaintiff’s motion for preliminary approval of the amended settlement without prejudice. A hearing on the motion is set for March 22, 2021. If the amended settlement ultimately receives final approval from the court, we expect that this would resolve claims under PAGA and claims alleging worker misclassification for Dashers in California for the period of August 30, 2016 through December 31, 2020 and claims alleging worker misclassification for Dashers in Massachusetts for the period of September 26, 2014 through December 31, 2020. Although the settlement only involves claimants in certain actions, any final settlement would be on a class basis and would encompass claims by all Dashers in California and Massachusetts for the period noted in the previous sentence. Dashers that are members of the class purported to be covered by the settlement could elect to opt out of such settlement, and therefore could bring claims against us separately.
More than 35,000 Dashers and Caviar delivery providers who have entered into arbitration agreements with us have filed or expressed an intention to file arbitration demands against us that assert worker misclassification claims. As of August 17, 2020, we have reached agreements that would resolve the worker misclassification claims of a large majority of these individuals. Under these agreements, certain Dashers and Caviar delivery providers are eligible for settlement payments, subject to a threshold number of the covered individuals entering into individual settlement agreements. We anticipate that the aggregate amount of payments to Dashers and Caviar delivery providers under these individual settlement agreements, including attorneys’ fees, will be approximately $85 million. We do not admit any allegations of wrongdoing as part of the resolution of these matters.
Various other Dashers and Caviar delivery providers have challenged or threatened to challenge, and may challenge in the future, their classification on the DoorDash platform and on the Caviar platform, respectively, as an independent contractor under federal and state law, seeking monetary, injunctive, or other relief. We are currently involved in an action brought by the San Francisco District Attorney and in a number of such actions filed by individual Dashers and Caviar delivery providers, with many additional claims threatened, including those brought in, or compelled pursuant to our Independent Contractor Agreement to, individual arbitration. This action brought by the San Francisco District Attorney is seeking both restitutionary damages and a permanent injunction that would bar us from continuing to classify Dashers as independent contractors. The San Francisco District Attorney also sought a preliminary injunction that would have barred us from continuing to classify Dashers in California as independent contractors during the pendency of this case. The request for the preliminary injunction was withdrawn on December 8, 2020.
We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States, Canada, and Australia. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed AB 5, which was signed into law on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for the 2020 California ballot initiative titled Proposition 22 to address AB 5 and preserve flexibility for Dashers, which passed in November 2020. In addition, several other states where we operate may be considering adopting legislation similar to Proposition 22, which we would expect to increase our costs related to Dashers in such jurisdictions, could result in lower order volumes if we charge higher fees and commissions as a result of such laws, and could also adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation have been and may in the future be challenged and subject to litigation. Additionally, an increasing number of jurisdictions are considering implementing standards similar to AB 5 to determine worker classification.
We believe we have meritorious defenses and intend to dispute the allegations of wrongdoing and defend ourselves vigorously in these matters. Legal Proceedings related to these matters can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources, and other factors.
Consumer Protection and Other Actions
We have in the past been, are currently, and may in the future be involved in other Legal Proceedings in the ordinary course of business, including class action lawsuits and actions brought by government authorities, alleging violations of consumer protection laws, data protection laws, and other laws. In addition, we have been subject to Legal Proceedings related to representations regarding tips paid to Dashers and our Dasher pay model. We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters.
Intellectual Property Matters
From time to time, we are involved in Legal Proceedings related to alleged infringement of patents and other intellectual property and, in the ordinary course of business, we receive correspondence from other purported holders of patents and other intellectual property offering to license such property and/or asserting infringement of such property. We dispute any allegation of wrongdoing and intend to defend ourselves vigorously in these matters.
Regulatory and Administrative Investigations, Audits, and Inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers and Caviar delivery providers, our Dasher pay model, privacy, data security, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. Results of investigations, audits, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action.
Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
Personal Injury Matters
We have in the past been, are currently, and may in the future be the involved in Legal Proceedings where various parties may claim that we are liable for damages related to accidents or other incidents involving Dashers who have been active on the DoorDash platform or Caviar delivery providers who have been active on the Caviar platform. We are currently named as a defendant in a number of matters related to accidents or other incidents involving Dashers that utilize the DoorDash platform, Caviar delivery providers on the Caviar platform, and third parties. In many of these matters, we believe we have meritorious defenses, dispute the allegations of wrongdoing, and intend to defend ourselves vigorously. There is no pending or threatened legal proceeding that has arisen from these accidents or incidents that individually, in our opinion, is likely to have a material impact on our business, financial condition, or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on our business, financial condition, and results of operations. Regardless of the outcome, these matters can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, the diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our Class A common stock has been listed on the New York Stock Exchange under the symbol “DASH” since December 9, 2020. Prior to that date, there was no public trading market for our Class A common stock.
Our Class B common stock and Class C common stock are neither listed nor traded.
Holders of Record
As of December 31, 2020, there were 548 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of December 31, 2020, there were 14 holders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Tony Xu, Andy Fang, or Stanley Tang.
As of December 31, 2020, there were no holders of our Class C common stock.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. We may enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends or make distributions on our capital stock. Any future determination regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of DoorDash Inc. under the Securities Act, or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Sector Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on December 9, 2020, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2020. The graph uses the closing market price on December 9, 2020 of $189.51 per share as the initial value of our Class A common stock.
The returns shown are based on historical results and are not intended to suggest future performance.

Recent Sales of Unregistered Securities and Use of Proceeds
Recent Sales of Unregistered Securities
Preferred Stock Issuances
In June 2020, we sold an aggregate of 8,321,395 shares of our Series H redeemable convertible preferred stock to ten accredited investors at a purchase price of $45.9062 per share, for an aggregate purchase price of $382,003,624.
Option and RSU Issuances
From January 1, 2020 through December 9, 2020 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants and other service providers an aggregate of 18,833,595 restricted stock units to be settled in shares of our Class A common stock under our 2014 Stock Plan. No options was granted under our 2014 Stock Plan in the same period of time.
Warrants
In November 2020, a warrant to purchase 105,330 shares of our Class A common stock was exercised at an exercise price of $1.492 per share, for an aggregate exercise price of $157,153.
Convertible Note Issuances
In February 2020, we issued convertible notes in the aggregate principal amount of $340 million to four accredited investors. In February 2021, we paid to the convertible note holders an aggregate of $375 million in cash as repayment and settlement of all principal and interest due under the convertible notes, and the convertible notes are no longer outstanding.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds
On December 11, 2020, we closed our IPO, in which we sold 33 million shares of our Class A common stock at a price of $102.00 per share. All of the shares issued and sold in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-250056), which was declared effective by the SEC on December 8, 2020. We raised aggregate net proceeds of $3.3 billion, after deducting underwriting discounts and commissions of $81 million and offering costs of approximately $19 million subject to certain cost reimbursements.
We intend to use the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses, repaying the 2020 convertible notes, and capital expenditures. Additionally, we may use a portion of the net proceeds we received from our IPO to acquire or invest in businesses, products, services, or technologies. However, we do not have agreements or commitments for any material acquisitions or investments at this time. In November 2020 we announced a $200 million pledge, as part of our Main Street Strong program, to support merchants, Dashers, and local communities. We may also use a portion of the net proceeds we received from our IPO to satisfy a portion of our anticipated tax withholding and remittance obligations related to the vesting and settlement of RSUs that we have granted. A majority of the RSUs that we have granted to date generally vest upon the satisfaction of both service-based and liquidity event-related performance vesting conditions occurring before the award’s expiration date. The service-based vesting condition is generally satisfied by the award holder providing services to us over a four-year period. The liquidity event-related performance vesting condition was satisfied on the Effective Date. There has been no material change in the planned use of proceeds from the IPO as described in our registration statement.
The representatives of the underwriters of our IPO were Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
Item 6. Selected Financial Data
This item is no longer required as we have elected to early adopt the changes to Item 301 of Regulation S-K contained in SEC Release No. 33-10890.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other sections of this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We have built a technology-enabled local logistics platform that enables local brick-and-mortar businesses to address consumers’ expectations of ease and immediacy and thrive in today’s convenience economy. Our local logistics platform connects over 450,000 merchants, over 20 million consumers, and over 1 million Dashers in the United States, Canada, and Australia every month.
We built our products to serve the needs of these three key constituencies. We do this primarily through our Marketplace, which offers a broad array of services that enable merchants to solve mission-critical challenges such as customer acquisition, delivery, insights and analytics, merchandising, payment processing, and customer support. Our Marketplace enables merchants to establish an online presence and expand their reach. It generates significant demand for merchants by connecting them with millions of consumers. Merchants can fulfill this demand through delivery, facilitated by our local logistics platform, or in-person pickup by consumers.
In addition to our Marketplace, which accounts for the vast majority of our business today, we offer merchants a variety of products, which we refer to as merchant services, to facilitate sales that merchants have originated through their own channels. Drive, our white-label logistics service, enables merchants that have generated consumer demand through their own channels to fulfill this demand using our local logistics platform. Storefront enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or logistics capabilities.
Initial Public Offering
On December 9, 2020, we completed our IPO in which we issued and sold 33,000,000 shares of Class A common stock at the public offering price of $102.00 per share. We received net proceeds of $3.3 billion from sales of our shares in the IPO, after deducting underwriting discounts and commissions and offering expenses. For additional information, see Note 1 - Organization and Description of Business included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
Key Business and Non-GAAP Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key business and non-GAAP metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Year Ended December 31,
	2018	2019	2020
	(in millions, except percentages)
Total Orders	83	263	816
Marketplace GOV	$2,812	$8,039	$24,664
Contribution Profit (Loss)(1)	$(59)	$(200)	$663
Contribution Margin(1)	(20)%	(23)%	23%
Contribution Profit (Loss) as a % of Marketplace GOV	(2)%	(2)%	3%
Adjusted EBITDA(1)	$(158)	$(475)	$189
Adjusted EBITDA Margin(1)	(54)%	(54)%	7%
Adjusted EBITDA as a % of Marketplace GOV	(6)%	(6)%	1%
(1)Contribution Profit (Loss), Contribution Margin, Adjusted EBITDA, and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding our use of these measures and reconciliations to the most directly comparable financial measures calculated in accordance with GAAP, see the section titled “Non-GAAP Financial Measures".
Total Orders. We define Total Orders as all orders completed on the DoorDash platform, including those completed through our Marketplace and our Drive offering, over the period of measurement. Total Orders have increased over time as we have added new consumers, increased retention and engagement of existing consumers, including through the launch of DashPass, expanded into new markets, and increased the number of orders completed through Drive.
In the year ended December 31, 2020, Total Orders increased to 816 million, or 210% growth compared to the year ended December 31, 2019. The increase in Total Orders was driven by increased retention and engagement of existing consumers, the addition of new consumers, and an increase in the number of orders completed through Drive. These trends accelerated in part due to the effects of the COVID-19 pandemic, which resulted in in-store dining shutdowns and the adoption of shelter-in-place measures. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue following a widespread rollout of the COVID-19 vaccine, and we expect the growth rate of Total Orders to decline in future periods.
As we continue to increase consumer adoption and make using DoorDash a regular activity, we expect Total Orders to continue to grow.

Total Orders (in millions)
83
263
816
2018
2019
2020

Marketplace GOV. We define Marketplace GOV as the total dollar value of Marketplace orders completed on our local logistics platform, including taxes, tips,5 and any applicable consumer fees, including membership fees related to DashPass. Marketplace orders include orders completed through Pickup and DoorDash for Work. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants, for orders fulfilled through Drive because we utilize a per-order fee structure for such orders and typically do not receive information regarding the dollar value of such orders. Marketplace GOV is primarily driven by the volume and dollar value of orders completed on our local logistics platform.
In the year ended December 31, 2020, Marketplace GOV increased to $24.7 billion, or 207% growth compared to the year ended December 31, 2019, based on the growth in Total Orders as well as the increasing size of Marketplace orders in part as a result of the COVID-19 pandemic. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue following a widespread rollout of the COVID-19 vaccine, and we expect the growth rate in Marketplace GOV to decline in future periods.
We expect that Marketplace GOV will continue to grow as Total Orders grow, though at a slower rate, as Marketplace GOV does not include Drive while Total Orders do include Drive. We further expect that Marketplace GOV will grow at a slower rate than Total Orders as we continue to broaden our selection of merchants at lower price points to increase affordability for consumers. We are purposefully increasing the affordability of the selection of goods offered by merchants on our platform to improve consumer engagement over time.
5 Dashers receive 100% of tips.

Marketplace GOV ($ in millions)
$2,812
$8,039
$24,664
2018
2019
2020

Contribution Profit (Loss).6 We define Contribution Profit (Loss) as our gross profit (loss) less sales and marketing expense plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing expenses, and (iii) allocated overhead included in cost of revenue and sales and marketing expenses. Gross profit (loss) is defined as revenue less (i) cost of revenue, exclusive of depreciation and amortization and (ii) depreciation and amortization related to cost of revenue. We define Contribution Margin as Contribution Profit (Loss) as a percentage of revenue for the same period.
We use Contribution Profit (Loss) to evaluate our operating performance and trends. We believe that Contribution Profit (Loss) is a useful indicator of the economic impact of orders fulfilled through DoorDash as it takes into account the direct expenses associated with generating and fulfilling orders.
In the year ended December 31, 2020, Contribution Profit improved to $663 million, compared to a Contribution Loss of $200 million in the year ended December 31, 2019, driven by the growth in Marketplace GOV, increased merchant commissions and fees from our Marketplace as well as Drive, cost structure improvements, and increased operating leverage as a result of scale in our business. In the year ended December 31, 2020, Contribution Margin increased to 23%, compared to negative 23% in the year ended December 31, 2019, driven by cost structure improvements and increased operating leverage as a result of scale in our business.
Our Contribution Profit (Loss) can vary significantly as we invest in enhancing the scale of our local logistics platform, including through investments in sales and marketing and promotions spend and launching new products and geographies. We expect Contribution Profit (Loss) and Contribution Margin to fluctuate in the near term as we continue to invest in the growth of our business, and improve over the long term as we achieve greater scale, increase adoption, and drive efficiency through operational improvements.
Contribution Profit (Loss) is a non-GAAP financial measure with certain limitations regarding its usefulness. It does not reflect our financial results in accordance with GAAP as it does not include the impact of certain expenses that are reflected in our consolidated statements of operations. Accordingly, Contribution Profit (Loss) is not indicative of our overall results or an indicator of past or future financial performance. Further, it is not a financial measure of profitability and it is neither intended to be used as a proxy for the profitability of our business nor does it imply profitability.

6 For more information about Contribution Profit (Loss) and Contribution Margin, including the limitations of such measures, and a reconciliation of Contribution Profit (Loss) to gross profit (loss), the most directly comparable financial measure calculated in accordance with GAAP, see the section titled “Non-GAAP Financial Measures.”

Contribution Profit (Loss) ($ in millions) and Contribution Margin
$663
23%
($59)
($200)
(20)%
(23)%
2018
2019
2020
Contribution Profit (Loss)
Contribution Margin

Adjusted EBITDA.7 We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) a one-time non-cash change in fair value of a forward contract related to the issuance of our Series F redeemable convertible preferred stock, (iii) loss on disposal of property and equipment, (iv) acquisition-related costs, (v) impairment expenses, (vi) provision for income taxes, (vii) interest income and expense, (viii) foreign exchange gain (loss), (ix) stock-based compensation expense and certain payroll tax expense, and (x) depreciation and amortization expense. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue for the same period.
In the year ended December 31, 2020, Adjusted EBITDA improved to $189 million, compared to Adjusted EBITDA of negative $475 million in the year ended December 31, 2019. In the year ended December 31, 2020, Adjusted EBITDA Margin increased to 7%, compared to negative 54% in the year ended December 31, 2019, driven by cost structure improvements and increased operating leverage as a result of scale in our business.
We expect Adjusted EBITDA and Adjusted EBITDA Margin to fluctuate in the near term as we continue to invest in our business and improve over the long term as we achieve greater scale in our business and efficiencies in our operating expenses.

7 For more information about Adjusted EBITDA and Adjusted EBITDA Margin, including the limitations of such measures and more detail on the specific adjustments, and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, as well as a calculation of Adjusted EBITDA Margin, see the section titled “Non-GAAP Financial Measures".

Adjusted EBITDA ($ in millions) and Adjusted EBITDA Margin
$189
7%
($158)
($475)
(54)%
(54)%
2018
2019
2020
Adjusted EBITDA
Adjusted EBITDA Margin

Components of Results of Operations
Revenue
We generate a substantial majority of our revenue from orders completed through our Marketplace and the related commissions charged to partner merchants and fees charged to consumers. Commissions from partner merchants are based on an agreed-upon rate applied to the total dollar value of goods ordered in exchange for using our local logistics platform to sell the partner merchants’ products. Fees from consumers are for use of our local logistics platform to arrange for delivery services. We recognize revenue from Marketplace orders on a net basis as we are an agent for both partner merchants and consumers. Our revenue therefore reflects commissions charged to partner merchants and fees charged to consumers less (i) Dasher payout and (ii) refunds, credits, and promotions, which includes certain discounts and incentives provided to consumers, including those for referring a new customer. Revenue from our Marketplace is recognized at the point in time when the consumer obtains control of the merchant’s products.
We also generate revenue from membership fees paid by consumers for DashPass, which is recognized as part of our Marketplace revenue. Revenue generated from our DashPass subscriptions is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of subscription purchased by the consumer.
In addition, we generate revenue from other sources, including from our Drive offering. We generate revenue from Drive by collecting per-order fees from merchants that use our local logistics platform to arrange for delivery services that fulfill demand generated through their own channels. Revenue from Drive is recognized at the point in time when the consumer obtains control of the merchant’s products.
Cost of Revenue, Exclusive of Depreciation and Amortization

Cost of revenue primarily consists of (i) order management costs, which include payment processing charges, net of rebates issued from payment processors, costs associated with cancelled orders, costs related to placing orders with non-partner merchants, and insurance expenses, (ii) platform costs, which include costs for onboarding merchants and Dashers, costs for providing support for consumers, merchants, and Dashers, and technology platform infrastructure costs, and (iii) personnel costs, which include personnel-related compensation expenses related to our local operations, support, and other teams, and allocated overhead. Personnel-related compensation expenses primarily include salary, bonus, benefits, and stock-based compensation expense. Allocated overhead is determined based on an allocation of shared costs, such as facilities (including rent and utilities) and information technology costs, among all departments based on employee headcount.
We expect that the cost of revenue will increase on an absolute dollar basis as our business grows and as we continue to invest in order management and our platform and hire additional employees for our local operations, support, and other teams to support the growth in our business. As a result, we expect that cost of revenue as a percentage of revenue will vary from period to period over the short term and decrease over the long term as we achieve greater scale and operational efficiency.
Sales and Marketing
Sales and marketing expenses primarily consist of advertising and other ancillary expenses related to merchant, consumer, and Dasher acquisition, including certain consumer referral credits and Dasher referral fees paid to the referrers to the extent they represent fair value of acquiring a new consumer or a new Dasher, brand marketing expenses, personnel-related compensation expenses for sales and marketing employees, and commissions expense including amortization of deferred contract costs, as well as allocated overhead.
We expect that sales and marketing expenses will increase on an absolute dollar basis as we invest to grow our network of merchants, consumers, and Dashers and enhance our brand awareness. We expect sales and marketing expenses as a percentage of revenue will vary from period to period over the short term and decrease over the long term.
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.
We plan to continue to hire employees to support our research and development efforts to expand the capabilities and scope of our platform and offerings. As a result, we expect that research and development expenses will increase on an absolute dollar basis as we continue to invest to support these activities. We expect that research and development expenses as a percentage of revenue will vary from period to period over the short term and decrease over the long term.
General and Administrative
General and administrative expenses primarily consist of legal, tax, and regulatory expenses, which include litigation settlement expenses and sales and indirect taxes, personnel-related compensation expenses related to administrative employees, which include finance and accounting, human resources and legal, chargebacks associated with fraudulent credit card transactions, professional services fees, acquisition-related expenses, and allocated overhead.
We expect that general and administrative expenses will increase on an absolute dollar basis due to increases in chargebacks associated with fraudulent credit card transactions and legal, tax, and regulatory expenses as we add personnel and enhance our systems, processes, and controls to support the growth in our business as well as our increased compliance and reporting requirements as a public company. We expect general and administrative expenses as a percentage of revenue will vary from period to period over the short term and decrease over the long term.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation and amortization expenses associated with our property and equipment and intangible assets. Depreciation includes expenses associated with equipment for merchants, including equipment for merchants under finance leases, computer equipment and software, office equipment, and leasehold improvements. Amortization includes expenses associated with our capitalized software and website development costs, as well as acquired intangible assets.

We expect that depreciation and amortization expenses will increase on an absolute dollar basis as we invest in property and equipment to support the growth in our business. We expect depreciation and amortization expenses as a percentage of revenue over the short term will vary from period to period and decrease over the long term.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities.
Interest Expense
Interest expense consists of interest costs related to our revolving credit facility and payment-in-kind interest on our Convertible Notes issued in February 2020.
Other (Expense) Income, Net
Other (expense) income, net primarily consists of a non-cash change in fair value of a forward contract liability in connection with the issuance of shares of our Series F redeemable convertible preferred stock. To accommodate the timing of regulatory approvals required by an existing investor, we committed to sell $100 million of shares of our Series F redeemable convertible preferred stock to this investor in a subsequent closing, which ultimately occurred after we had entered into a non-binding term sheet to sell shares of Series G redeemable convertible preferred stock at a higher price per share than our Series F redeemable convertible preferred stock. We determined that the commitment to defer the sale of shares of Series F redeemable convertible preferred stock to this investor was a forward contract that should be classified as a liability and measured at fair value on a recurring basis, with changes in fair value recognized in other expense, net in the consolidated statements of operations. This forward contract was entered into in February 2019 and settled in May 2019. Other (expense) income, net also includes gains and losses from transactions denominated in a currency other than the functional currency.
Provision for Income Taxes
Provision for income taxes primarily consists of U.S. federal and state income tax and franchise tax, as well as international taxes from foreign operations.
Results of Operations
The following table summarizes our historical consolidated statements of operations data:

	Year Ended December 31,
	2018	2019	2020
	(in millions)
Revenue	$291	$885	$2,886
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization	228	523	1,368
Sales and marketing	135	594	957
Research and development	51	107	321
General and administrative	78	245	556
Depreciation and amortization(2)	9	32	120
Total costs and expenses	501	1,501	3,322
Loss from operations	(210)	(616)	(436)
Interest income	7	18	7
Interest expense	(1)	—	(32)
Other (expense) income, net	—	(68)	3
Loss before income taxes	(204)	(666)	(458)
Provision for income taxes	—	1	3
Net loss	$(204)	$(667)	$(461)

(1)Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2019	2020
	(in millions)
Cost of revenue, exclusive of depreciation and amortization	$3	$2	$31
Sales and marketing	3	2	37
Research and development	11	8	171
General and administrative	7	6	83
Total stock-based compensation expense	$24	$18	$322

(2)Depreciation and amortization related to the following:

	Year Ended December 31,
	2018	2019	2020
	(in millions)
Cost of revenue	$8	$27	$97
Sales and marketing	1	3	14
Research and development	—	1	6
General and administrative	—	1	3
Total depreciation and amortization	$9	$32	$120
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended December 31,
	2018	2018	2020
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	78%	59%	47%
Sales and marketing	46%	67%	33%
Research and development	18%	12%	11%
General and administrative	27%	28%	20%
Depreciation and amortization	3%	4%	4%
Total costs and expenses	172%	170%	115%
Loss from operations	(72)%	(70)%	(15)%
Interest income	2%	2%	—%
Interest expense	—%	—%	(1)%
Other (expense) income, net	—%	(7)%	—%
Loss before income taxes	(70)%	(75)%	(16)%
Provision for income taxes	—%	—%	—%
Net loss	(70)%	(75)%	(16)%
Comparison of the Years Ended 2018， 2019 and 2020
Revenue

	Year Ended December 31,			2018 to 2019		2019 to 2020
(in millions, except percentages)	2018	2019	2020	$ Change	% Change	$ Change	% Change

Revenue	$291	$885	$2,886	$594	204%	$2,001	226%
2020 Compared to 2019
Revenue increased by $2.0 billion, or 226%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily driven by a 210% increase in Total Orders to 816 million, which led to a 207% increase in Marketplace GOV to $24.7 billion. The increase in Total Orders was primarily driven by increased retention and engagement of existing consumers, the addition of new consumers, and an increase in the number of orders completed through Drive. These trends accelerated in part due to the effects of the COVID-19 pandemic, which resulted in in-store dining shutdowns and shelter-in-place measures. For the year ended December 31, 2020, revenue increased at a faster rate than Marketplace GOV, primarily due to increased Dasher efficiency, lower refunds and credits as a percentage of Marketplace GOV, and increased merchant fees from our Marketplace as well as Drive.
2019 Compared to 2018
Revenue increased by $594 million, or 204%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily driven by a 217% increase in Total Orders to 263 million, which led to a 186% increase in Marketplace GOV to $8.0 billion. The increase in Total Orders was primarily driven by an increase in new consumers acquired as a result of our continued expansion in our existing markets and expansion into new markets, as well as increased engagement from existing consumers. For the year ended December 31, 2019, revenue increased at a faster rate than Marketplace GOV primarily due to higher merchant commission rates and growth in orders completed through Drive.

Cost of Revenue, Exclusive of Depreciation and Amortization

	Year Ended December 31,			2018 to 2019		2019 to 2020
(in millions, except percentages)	2018	2019	2020	$ Change	% Change	$ Change	% Change

Cost of revenue, exclusive of depreciation and amortization	$228	$523	$1,368	$295	129%	$845	162%
2020 Compared to 2019
Cost of revenue, exclusive of depreciation and amortization, increased by $845 million, or 162%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily attributable to an increase of $508 million in order management costs, driven by significant growth in the number of Total Orders, Marketplace GOV, and the introduction of occupational accident insurance for Dashers in the third quarter of 2019, an increase of $236 million in platform costs, as well as an increase of $58 million in personnel costs driven by increased headcount and an increase in stock-based compensation expense related to RSUs with a performance condition that was satisfied upon our IPO.
As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization, was 47% in the year ended December 31, 2020, decreasing from 59% in the year ended December 31, 2019. The decrease in cost of revenue, exclusive of depreciation and amortization, as a percentage of revenue was primarily driven by product and operational improvements which improved the efficiency of our platform costs, as well as increased operating leverage as a result of increasing scale in our business.
2019 Compared to 2018
Cost of revenue, exclusive of depreciation and amortization, increased by $295 million, or 129%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily attributable to an increase of $138 million in order management costs driven by significant growth in the number of Total Orders, Marketplace GOV, and the introduction of occupational accident insurance for Dashers in the third quarter of 2019, an increase of $103 million in platform costs, as well as an increase of $36 million in personnel costs due to increased headcount.
As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization, was 59% in the year ended December 31, 2019, decreasing from 78% in the year ended December 31, 2018. The decrease in cost of revenue, exclusive of depreciation and amortization, as a percentage of revenue was primarily driven by product and operational improvements which improved the efficiency of our platform costs, as well as increased operating leverage as a result of increasing scale in our business.
Sales and Marketing

	Year Ended December 31,			2018 to 2019		2019 to 2020
(in millions, except percentages)	2018	2019	2020	$ Change	% Change	$ Change	% Change

Sales and marketing	$135	$594	$957	$459	340%	$363	61%

2020 Compared to 2019
Sales and marketing expenses increased by $363 million, or 61%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily driven by an increase of $252 million in merchant, consumer, and Dasher advertising and brand marketing expenses as we continued our focus on expansion and enhancing consumer adoption and an increase of $100 million in personnel-related compensation expenses and allocated overhead driven by increased headcount and an increase in stock-based compensation expense related to RSUs with a performance condition that was satisfied upon our IPO.
As a percentage of revenue, sales and marketing expenses were 33% in the year ended December 31, 2020, decreasing from 67% in the year ended December 31, 2019. The decrease in sales and marketing expenses as a percentage of revenue was driven by increased operating leverage as existing consumers generated a greater proportion of revenue, as well as increased efficiency in our consumer, merchant, and Dasher acquisition efforts.
2019 Compared to 2018
Sales and marketing expenses increased by $459 million, or 340%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily driven by an increase of $365 million in merchant, consumer, and Dasher advertising and brand marketing expenses as we continued our focus on expansion and enhancing consumer adoption, and an increase of $42 million in personnel-related compensation expenses and allocated overhead. Additionally, referral expenses for consumers and Dashers increased by $40 million, from $5 million in the year ended December 31, 2018, to $45 million in the year ended December 31, 2019.
As a percentage of revenue, sales and marketing expenses were 67% in the year ended December 31, 2019, increasing from 46% in the year ended December 31, 2018. The increase in sales and marketing expenses as a percentage of revenue was driven by greater investments in advertising costs to attract new merchants, consumers, and Dashers.
Research and Development

	Year Ended December 31,			2018 to 2019		2019 to 2020
(in millions, except percentages)	2018	2019	2020	$ Change	% Change	$ Change	% Change

Research and development	$51	$107	$321	$56	110%	$214	200%
2020 Compared to 2019
Research and development expenses increased by $214 million, or 200%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily driven by an increase of $242 million in personnel-related compensation expenses and allocated overhead due to increased headcount and an increase in stock-based compensation expense related to RSUs with a performance condition that was satisfied upon our IPO, partially offset by an increase in capitalized software and website development costs of $44 million.
As a percentage of revenue, research and development expenses were 11% in the year ended December 31, 2020, decreasing from 12% in the year ended December 31, 2019. The decrease in research and development expenses as a percentage of revenue was driven by increased operating leverage as a result of increasing scale in our business.
2019 Compared to 2018
Research and development expenses increased by $56 million, or 110%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily driven by an increase of $56 million in personnel-related compensation expenses and allocated overhead due to increased headcount.
As a percentage of revenue, research and development expenses were 12% in the year ended December 31, 2019, decreasing from 18% in the year ended December 31, 2018. The decrease in research and development expenses as a percentage of revenue was driven by increased operating leverage as a result of increasing scale in our business.
General and Administrative

	Year Ended December 31,			2018 to 2019		2019 to 2020
(in millions, except percentages)	2018	2019	2020	$ Change	% Change	$ Change	% Change

General and administrative	$78	$245	$556	$167	214%	$311	127%
2020 Compared to 2019
General and administrative expenses increased by $311 million, or 127%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily driven by an increase of $94 million in legal, tax, and regulatory expenses, which include litigation settlement expenses and sales and indirect taxes, an increase of $111 million in personnel-related compensation expenses and allocated overhead due to increased headcount and an increase in stock-based compensation expense related to RSUs with a performance condition that was satisfied upon our IPO, and an increase of $35 million in chargebacks associated with fraudulent credit card transactions.
As a percentage of revenue, general and administrative expenses were 20% in the year ended December 31, 2020, decreasing from 28% in the year ended December 31, 2019. The decrease in general and administrative expenses as a percentage of revenue was driven by increased operating leverage as a result of increasing scale in our business.
2019 Compared to 2018
General and administrative expenses increased by $167 million, or 214%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily driven by an increase of $91 million in legal, tax, and regulatory expenses, which include litigation settlement expenses and sales and indirect taxes, an increase of $19 million in personnel-related compensation expenses and allocated overhead due to increased headcount, and $14 million in professional services fees and acquisition-related expenses.
As a percentage of revenue, general and administrative expenses were 28% in the year ended December 31, 2019, increasing from 27% in the year ended December 31, 2018.
Depreciation and Amortization

	Year Ended December 31,			2018 to 2019		2019 to 2020
(in millions, except percentages)	2018	2019	2020	$ Change	% Change	$ Change	% Change

Depreciation and amortization	$9	$32	$120	$23	256%	$88	275%
2020 Compared to 2019
Depreciation and amortization expenses increased by $88 million, or 275%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily driven by an increase of $43 million of amortization expenses for acquired intangible assets related to Caviar and an increase of $19 million of depreciation expenses related to equipment for merchants.
2019 Compared to 2018
Depreciation and amortization expenses increased by $23 million, or 256%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily driven by $12 million in depreciation expenses due to an increase in purchases of equipment for merchants as we added new merchants on our platform, as well as $7 million for two months of amortization expenses for acquired intangible assets related to Caviar.
Interest Income

	Year Ended December 31,			2018 to 2019		2019 to 2020
(in millions, except percentages)	2018	2019	2020	$ Change	% Change	$ Change	% Change

Interest income	$7	$18	$7	11	157%	(11)	(61)%
2020 Compared to 2019

Interest income decreased by 11 million, or 61%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily driven by a change in our investment strategy to reduce the weighted-average maturity of our investment portfolio to less than one year which reduced the yield on our investment portfolio.
2019 Compared to 2018
Interest income increased by $11 million, or 157%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in interest income was primarily attributable to an increase in our cash, cash equivalents, and marketable securities.
Interest Expense

	Year Ended December 31,			2018 to 2019		2019 to 2020
(in millions, except percentages)	2018	2019	2020	$ Change	% Change	$ Change	% Change

Interest expense	(1)	$—	(32)	1	(100)%	(32)	100%
2020 Compared to 2019
Interest expense increased by 32 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in interest expense was primarily attributable to the accrued payment-in-kind interest on our Convertible Notes issued in February 2020.
2019 Compared to 2018
Interest expense was not material for the years ended December 31, 2018 and 2019.
Other (expense) income, net

	Year Ended December 31,			2018 to 2019		2019 to 2020
(in millions, except percentages)	2018	2019	2020	$ Change	% Change	$ Change	% Change

Other (expense) income, net	$—	$(68)	$3	$(68)	(100)%	$71	(104)%
2020 Compared to 2019
Other expense, net for the year ended December 31, 2019 was primarily attributable to non-cash changes in fair value of $67 million of a forward contract liability in connection with the issuance of shares of our Series F redeemable convertible preferred stock that was issued in February 2019 and settled in May 2019. Other income, net was not material for the year ended December 31, 2020.
2019 Compared to 2018
Other (expense) income, net increased by $68 million, or 100%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. This expense primarily relates to non-cash changes in fair value of $67 million of a forward contract liability in connection with the issuance of shares of our Series F redeemable convertible preferred stock.
Quarterly Results of Operations
The following table sets forth our unaudited quarterly consolidated statements of operations data for each of the quarterly periods for the year ended December 31, 2019 and 2020. The unaudited quarterly statements of operations data have been prepared on the same basis as our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K and includes all adjustments, consisting only of normal recurring adjustments that, in our opinion, are necessary to state fairly the results of operations for these periods. Our historical results are not necessarily indicative of the results that may be expected in the future and the results of a particular quarter or other interim period are not necessarily indicative of the results for a full year. The following unaudited quarterly consolidated results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Quarterly Consolidated Statements of Operations

	Three Months Ended
	Mar. 31, 2019	Jun. 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sept. 30, 2020	Dec. 31, 2020
	(in millions)
Revenue	$133	$215	$239	$298	$362	$675	$879	$970
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization	98	122	133	170	194	323	382	469
Sales and marketing	135	143	167	149	152	168	290	347
Research and development	20	25	28	34	33	38	41	209
General and administrative	70	48	61	66	82	88	167	219
Depreciation and amortization(2)	4	5	7	16	24	31	34	31
Total costs and expenses	327	343	396	435	485	648	914	1,275
(Loss) income from operations	(194)	(128)	(157)	(137)	(123)	27	(35)	(305)
Interest income	3	5	6	4	3	2	1	1
Interest expense	—	—	—	—	(4)	(9)	(9)	(10)
Other (expense) income, net	—	(67)	—	(1)	(4)	3	1	3
(Loss) income before income taxes	(191)	(190)	(151)	(134)	(128)	23	(42)	(311)
Provision for income taxes	—	—	1	—	1	—	1	1
Net (loss) income	$(191)	$(190)	$(152)	$(134)	$(129)	$23	$(43)	$(312)

(1)Includes stock-based compensation expense as follows:

	Three Months Ended
	Mar. 31, 2019	Jun. 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sept. 30, 2020	Dec. 31, 2020
	(in millions)
Cost of revenue, exclusive of depreciation and amortization	$1	$—	$1	$—	$1	$—	$—	$30
Sales and marketing	1	1	—	—	1	—	—	36
Research and development	2	2	2	2	1	2	2	166
General and administrative	2	1	1	2	2	1	1	79
Total stock-based compensation expense	$6	$4	$4	$4	$5	$3	$3	$311
(2)Depreciation and amortization related to the following:

	Three Months Ended
	Mar. 31, 2019	Jun. 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sept. 30, 2020	Dec. 31, 2020
	(in millions)
Cost of revenue	$4	$5	$6	$12	$20	$25	$28	$24
Sales and marketing	—	—	1	2	3	3	4	4
Research and development	—	—	—	1	1	2	1	2
General and administrative	—	—	—	1	—	1	1	1
Total depreciation and amortization	$4	$5	$7	$16	$24	$31	$34	$31

Consolidated Statements of Operations, as a percentage of revenue

	Three Months Ended
	Mar. 31, 2019	Jun. 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sept. 30, 2020	Dec. 31, 2020
Revenue	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	74%	57%	56%	57%	53%	47%	43%	48%
Sales and marketing	101%	67%	70%	50%	42%	25%	33%	36%
Research and development	15%	12%	11%	12%	9%	6%	5%	22%
General and administrative	53%	22%	26%	22%	23%	13%	19%	22%
Depreciation and amortization	3%	2%	3%	5%	7%	5%	4%	3%
Total costs and expenses	246%	160%	166%	146%	134%	96%	104%	131%
(Loss) income from operations	(146)%	(60)%	(66)%	(46)%	(34)%	4%	(4)%	(31)%
Interest income	2%	2%	2%	1%	—	—	—	—
Interest expense	—	—	—	—	(1)%	(1)%	(1)%	(1)%
Other (expense) income, net	—	(30)%	—	—	(1)%	—	—	—
(Loss) income before income taxes	(144)%	(88)%	(64)%	(45)%	(36)%	3%	(5)%	(32)%
Provision for income taxes	—	—	—	—	—	—	—	—
Net (loss) income	(144)%	(88)%	(64)%	(45)%	(36)%	3%	(5)%	(32)%
Non-GAAP Financial Measures
We use adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit (Loss), Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our business and financial performance. We believe that these non-GAAP financial measures provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, and allow for greater transparency with respect to metrics used by our management in their financial and operational decision making. We are presenting these non-GAAP financial measures to assist investors in seeing our business and financial performance through the eyes of management, and because we believe that these non-GAAP financial measures provide an additional tool for investors to use in comparing results of operations of our business over multiple periods with other companies in our industry.
Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations. Thus, our adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.
We compensate for these limitations by providing a reconciliation of adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin to their respective related GAAP financial measures. We encourage investors and others to review our business, results of operations, and financial information in its entirety, not to rely on any single financial measure, and to view adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin in conjunction with their respective related GAAP financial measures.
Adjusted Cost of Revenue

We define adjusted cost of revenue as cost of revenue, exclusive of depreciation and amortization, excluding stock-based compensation expense and certain payroll tax expense, and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Year Ended December 31,
	2018	2019	2020
	(in millions)
Cost of revenue, exclusive of depreciation and amortization	$228	$523	$1,368
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense(1)	(3)	(2)	(32)
Allocated overhead	(4)	(17)	(18)
Adjusted cost of revenue	$221	$504	$1,318

(1)Represents stock-based compensation expense, as well as payroll tax expense related to stock-based compensation expense incurred in connection with our IPO.
Adjusted Sales and Marketing Expense
We define adjusted sales and marketing expense as sales and marketing expenses excluding stock-based compensation expense and certain payroll tax expense, and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Year Ended December 31,
	2018	2019	2020
	(in millions)
Sales and marketing	$135	$594	$957
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense(1)	(3)	(2)	(38)
Allocated overhead	(3)	(11)	(14)
Adjusted sales and marketing	$129	$581	$905
(1)Represents stock-based compensation expense, as well as payroll tax expense related to stock-based compensation expense incurred in connection with our IPO.
Adjusted Research and Development Expense
We define adjusted research and development expense as research and development expenses excluding stock-based compensation expense and certain payroll tax expense, and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Year Ended December 31,
	2018	2019	2020
	(in millions)
Research and development	$51	$107	$321
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense(1)	(11)	(8)	(177)
Allocated overhead	(3)	(12)	(14)
Adjusted research and development	$37	$87	$130

(1)Represents stock-based compensation expense, as well as payroll tax expense related to stock-based compensation expense incurred in connection with our IPO.
Adjusted General and Administrative Expense
We define adjusted general and administrative expense as general and administrative expenses excluding stock-based compensation expense and certain payroll tax expense, certain legal, tax, and regulatory settlements, reserves, and expenses, acquisition-related costs, impairment expenses, and including allocated overhead from cost of revenue, sales and marketing, and research and development. We exclude stock-based compensation as it is non-cash in nature and we exclude certain legal, tax, and regulatory settlements, reserves, and expenses, acquisition-related costs, as well as impairment expenses, as these costs are not indicative of our operating performance.
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Year Ended December 31,
	2018	2019	2020
	(in millions)
General and administrative	$78	$245	$556
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense(1)	(7)	(6)	(86)
Certain legal, tax, and regulatory settlements, reserves, and expenses(2)	(19)	(86)	(160)
Acquisition-related costs	—	(5)	(1)
Impairment expenses	—	—	(11)
Allocated overhead from cost of revenue, sales and marketing, and research and development	10	40	46
Adjusted general and administrative	$62	$188	$344

(1)Represents stock-based compensation expense, as well as payroll tax expense related to stock-based compensation expense incurred in connection with our IPO.
(2)We exclude certain costs and expenses from our calculation of adjusted general and administrative expense because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal, tax, and regulatory settlements, reserves, and expenses related to the following: (a) worker classification matters, which were $13 million, $73 million, and $92 million for the years ended December 31, 2018, 2019, and 2020, respectively (b) our historical Dasher pay model prior to the change to such pay model in 2019, which were zero for each of the years ended December 31, 2018 and 2019, respectively, and $4 million for the year ended December 31, 2020, and (c) our September 2019 data breach incident, which were zero, $1 million, and zero for the years ended December 31, 2018, 2019, and 2020, respectively, (ii) reserves for the collection of sales and indirect taxes that we do not expect to incur on a recurring basis, which were $6 million, $11 million, and zero for the years ended December 31, 2018, 2019, and 2020, respectively, (iii) expenses related to supporting various policy matters, including those related to worker classification and price controls, which were zero, $1 million, and $57 million for the years ended December 31, 2018, 2019, and 2020, respectively, and (iv) donations as part of our COVID-19 pandemic relief efforts, which were zero for each of the years ended December 31, 2018 and 2019, respectively, and $7 million for the year ended December 31, 2020. We believe it is appropriate to exclude legal matter costs related to worker classification matters, our historical Dasher pay model and our September 2019 data breach incident from our calculation of adjusted general and administrative expense because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22.
Contribution Profit (Loss)
We use Contribution Profit (Loss) to evaluate our operating performance and trends. We believe that Contribution Profit (Loss) is a useful indicator of the economic impact of orders fulfilled through DoorDash as it takes into account the direct expenses associated with generating and fulfilling orders. We define Contribution Profit (Loss) as our gross profit (loss) less sales and marketing expense plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing expenses, and (iii) allocated overhead included in cost of revenue and sales and marketing expenses. We define gross margin as gross profit (loss) as a percentage of revenue for the same period and we define Contribution Margin as Contribution Profit (Loss) as a percentage of revenue for the same period.

Gross profit (loss) is the most directly comparable financial measure to Contribution Profit (Loss). The following table provides a reconciliation of gross profit (loss) to Contribution Profit (Loss):

	Year Ended December 31,
	2018	2019	2020
	(in millions, except percentages)
Revenue	$291	$885	$2,886
Less: Cost of revenue, exclusive of depreciation and amortization	(228)	(523)	(1,368)
Less: Depreciation and amortization related to cost of revenue	(8)	(27)	(97)
Gross profit	$55	$335	$1,421
Gross Margin	19%	38%	49%
Less: Sales and marketing	$(135)	$(594)	$(957)
Add: Depreciation and amortization related to cost of revenue	8	27	97
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	6	4	70
Add: Allocated overhead included in cost of revenue and sales and marketing	7	28	32
Contribution Profit (Loss)	$(59)	$(200)	$663
Contribution Margin	(20)%	(23)%	23%
Adjusted Gross Profit (Loss)
We define Adjusted Gross Profit (Loss) as gross profit (loss) plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-based compensation expense and certain payroll tax expense included in cost of revenue, and (iii) allocated overhead included in cost of revenue. Gross profit (loss) is defined as revenue less (i) cost of revenue, exclusive of depreciation and amortization and (ii) depreciation and amortization related to cost of revenue. Adjusted Gross Margin is defined as Adjusted Gross Profit (Loss) as a percentage of revenue for the same period.
The following table provides a reconciliation of gross profit to adjusted gross profit:

	Year Ended December 31,
	2018	2019	2020
	(in millions, except percentages)
Gross profit	$55	$335	$1,421
Add: Depreciation and amortization related to cost of revenue	8	27	97
Add: Stock-based compensation expense and certain payroll tax expense(1)	3	2	32
Add: Allocated overhead	4	17	18
Adjusted Gross Profit	$70	$381	$1,568
Adjusted Gross Margin	24%	43%	54%
(1)Represents stock-based compensation expense, as well as payroll tax expense related to stock-based compensation expense incurred in connection with our IPO.
Adjusted EBITDA
Adjusted EBITDA is a measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) a one-time non-cash change in fair value of a forward contract related to the issuance of our Series F redeemable convertible preferred stock, (iii) loss on disposal of property and equipment, (iv) acquisition-related costs, (v) impairment expenses, (vi) provision for income taxes, (vii) interest income and expense, (viii) foreign exchange gain (loss), (ix) stock-based compensation expense and certain payroll tax expense, and (x) depreciation and amortization expense. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue for the same period.
The following tables provide a reconciliation of net loss to Adjusted EBITDA and a calculation of net margin and Adjusted EBITDA Margin:

	Year Ended December 31,
	2018	2019	2020
	(in millions)
Net loss	$(204)	$(667)	$(461)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	19	86	160
One-time non-cash change in fair value of a forward contract(2)	—	67	—
Loss on disposal of property and equipment	—	1	—
Acquisition-related costs	—	5	1
Impairment expenses(3)	—	—	11
Provision for income taxes	—	1	3
Interest income and expense	(6)	(18)	25
Foreign exchange (gain) loss	—	—	(3)
Stock-based compensation expense and certain payroll tax expense(4)	24	18	333
Depreciation and amortization expense	9	32	120
Adjusted EBITDA	$(158)	$(475)	$189
(1)We exclude certain costs and expenses from our calculation of Adjusted EBITDA because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal, tax, and regulatory settlements, reserves, and expenses related to the following: (a) worker classification matters, which were $13 million, $73 million, and $92 million for the years ended December 31, 2018, 2019, and 2020, respectively (b) our historical Dasher pay model prior to the change to such pay model in 2019, which were zero for each of the years ended December 31, 2018 and 2019, respectively, and $4 million for the year ended December 31, 2020, and (c) our September 2019 data breach incident, which were zero, $1 million, and zero for the years ended December 31, 2018, 2019, and 2020, respectively, (ii) reserves for the collection of sales and indirect taxes that we do not expect to incur on a recurring basis, which were $6 million, $11 million, and zero for the years ended December 31, 2018, 2019, and 2020, respectively, (iii) expenses related to supporting various policy matters, including those related to worker classification and price controls, which were zero, $1 million, and $57 million for the years ended December 31, 2018, 2019, and 2020, respectively, and (iv) donations as part of our COVID-19 pandemic relief efforts, which were zero for each of the years ended December 31, 2018 and 2019, respectively, and $7 million for the year ended December 31, 2020. We believe it is appropriate to exclude the foregoing matters from our calculation of Adjusted EBITDA because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area.
(2)In connection with the issuance of shares of our Series F redeemable convertible preferred stock, we committed to sell an existing investor shares of our Series F redeemable convertible preferred stock in a subsequent closing at the initial issuance price of the Series F redeemable convertible preferred stock. We determined this commitment to be a forward contract, classified as a liability and measured at fair value on a recurring basis, with changes in fair value recognized in other expense, net in the consolidated statements of operations. This forward contract was entered into and settled during the year ended December 31, 2019.
(3)Consists of impairment expense related to an operating lease right-of-use asset associated with our former headquarters, which we assigned to another company. The sublessee of the operating lease right-of-use asset is in default with respect to rental payments as of April 1, 2020 onwards. For more information, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(4)Represents stock-based compensation expense, as well as payroll tax expense related to stock-based compensation expense incurred in connection with our IPO.

	Year Ended December 31,
	2018	2019	2020
	(in millions, except percentages)
Revenue	$291	$885	$2,886
Net loss	$(204)	$(667)	$(461)
Net margin	(70)%	(75)%	(16)%

	Year Ended December 31,
	2018	2019	2020
	(in millions, except percentages)
Revenue	$291	$885	$2,886
Adjusted EBITDA	$(158)	$(475)	$189
Adjusted EBITDA Margin	(54)%	(54)%	7%

Credit Facilities
On November 19, 2019, we entered into a revolving credit and guaranty agreement with JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs & Co. LLC, which, as amended and restated on August 7, 2020, provides for a $300 million unsecured revolving credit facility maturing on August 7, 2025, increasing to $400 million in aggregate revolving commitments upon the consummation of an IPO of our common stock on or prior to August 7, 2021. Loans under the credit facility bear interest, at our option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted LIBOR rate for a one-month interest period plus 1.00%, or (ii) an adjusted LIBOR rate plus a margin equal to 1.00%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. As of December 31, 2020, we were in compliance with the covenants under the revolving credit and guaranty agreement. As of December 31, 2020, no amounts were drawn and we had $44 million of issued letters of credit outstanding from the revolving credit and guaranty agreement.
Convertible Notes
On February 19, 2020, we issued $340 million aggregate principal amount of Convertible Notes pursuant to the Convertible Note Purchase Agreement, dated February 19, 2020, among us, Caviar, and the investors party thereto, or the Note Investors. We received net proceeds of $333 million, net of $2 million in debt issuance costs and an original issue discount of $5 million. The interest rate under the Convertible Notes was 10.00% per annum, payable quarterly in arrears. In February 2021, we repaid the outstanding principal and accrued interest of the Convertible Notes in full for $375 million.
Liquidity and Capital Resources
In December 2020, we completed our IPO in which we received net proceeds of $3.3 billion from sales of our Class A shares in the IPO, after deducting underwriting discounts and commissions.
As of December 31, 2020, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $4.9 billion, which consisted of cash and cash equivalents of $4.3 billion, and marketable securities of $514 million. Additionally, funds held at payment processors of $146 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities, and U.S. Treasury securities.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.6 billion as of December 31, 2020. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the $400 million in available borrowings under our unsecured revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain merchants, consumers, and Dashers that utilize our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, and the expansion of sales and marketing activities, the timing and extent of spending for policy and worker classification initiatives. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2019	2020
	(in millions)
Net cash (used in) provided by operating activities	$(159)	$(467)	$252
Net cash used in investing activities	(357)	(570)	(192)
Net cash provided by financing activities	666	1,109	3,996
Foreign currency effect on cash, cash equivalents, and restricted cash	—	—	2
Net increase in cash, cash equivalents, and restricted cash	$150	$72	$4,058
Operating Activities
Cash used in operating activities was $159 million for the year ended December 31, 2018. This consisted of a net loss of $204 million offset by non-cash stock-based compensation expense of $24 million and non-cash depreciation and amortization expense of $9 million. The net changes in operating assets and liabilities was the result of an increase of $30 million in prepaid expenses and other current assets, an increase of $19 million in funds held at payment processors, an increase of $17 million in accounts receivable, net, and an increase of $5 million in other assets due to timing of payments, offset by an increase of $48 million in accrued expenses and other current liabilities, an increase of $25 million in accounts payable, and an increase of $10 million in other liabilities.
Cash used in operating activities was $467 million for the year ended December 31, 2019. This consisted of a net loss of $667 million offset by a non-cash change in fair value of a forward contract liability of $67 million, non-cash depreciation and amortization expense of $32 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $22 million, non-cash stock-based compensation expense of $18 million, and non-cash bad debt expense of $4 million. The net changes in operating assets and liabilities was primarily the result of an increase of $88 million in prepaid expenses and other current assets, an increase of $40 million in accounts receivable, net, an increase of $18 million in other assets, an increase of $9 million in funds held at payment processors, a decrease of $23 million in other liabilities due to timing of legal settlements, a decrease of $13 million in accounts payable, and a decrease of $3 million for payments for operating lease liabilities, offset by an increase of $251 million in accrued expenses and other current liabilities primarily related to litigation reserves, sales tax payable and accrued sales and indirect taxes, accrued operations related expenses, and Dasher and merchant payable. The increase in cash used in operating activities for the year ended December 31, 2019 compared to the prior year was mainly due to the increase in net loss for the year.
Cash provided by operating activities was $252 million for the year ended December 31, 2020. This consisted of a net loss of $461 million, offset by non-cash stock-based compensation expense of $322 million, non-cash depreciation and amortization expense of $120 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $40 million, non-cash interest expense of $31 million related to the convertible notes, non-cash bad debt expense of $16 million, and other non-cash expenses of $18 million. The net changes in operating assets and liabilities was the result of an increase of $587 million in accrued expenses and other current liabilities, primarily related to litigation reserves, sales tax payable and accrued sales and indirect taxes, accrued operations related expenses, Dasher and merchant payable, and contract liabilities, an increase of $54 million in accounts payable, and an increase of $11 million in other liabilities, offset by an increase of $248 million in accounts receivable, net, an increase of $96 million in funds held at payment processors, an increase of $96 million in prepaid expenses and other current assets, a decrease of $26 million for payments for operating lease liabilities, and an increase of $20 million in other assets. The increase in cash provided by operating activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was mainly due to the decrease in net loss and increases in non-cash expenses for the year ended December 31, 2020.
Investing Activities
Cash used in investing activities was $357 million for the year ended December 31, 2018, which consisted of purchases of marketable securities of $390 million, purchases of property and equipment of $13 million, and cash outflows for capitalized software and website development costs of $3 million, offset by proceeds from the maturities of marketable securities of $49 million.
Cash used in investing activities was $570 million for the year ended December 31, 2019, which primarily consisted of purchases of marketable securities of $762 million, cash paid for acquisitions, net of cash acquired, of $315 million, purchases of property and equipment of $78 million, cash outflows for capitalized software and website development costs of $14 million, offset by proceeds from the sales and maturities of marketable securities of $600 million.

Cash used in investing activities was $192 million for the year ended December 31, 2020, which primarily consisted of purchases of marketable securities of $593 million, purchases of property and equipment of $106 million, cash outflows for capitalized software and website development costs of $53 million, and cash paid for acquisitions, net of cash acquired, of $28 million, offset by proceeds from the sales and maturities of marketable securities of $587 million.
Financing Activities
Cash provided by financing activities was $666 million for the year ended December 31, 2018, which consisted of $725 million of net proceeds from the issuance of redeemable convertible preferred stock and $5 million of proceeds from the exercise of stock options, offset by $60 million of cash outflows due to repurchases of common stock and $4 million of cash outflow from other financing activities.
Cash provided by financing activities was $1.1 billion for the year ended December 31, 2019, which primarily consisted of $1.1 billion of net proceeds from the issuance of redeemable convertible preferred stock and $3 million of proceeds from the exercise of stock options, partially offset by $3 million of cash outflows for payment of deferred offering costs.
Cash provided by financing activities was $4.0 billion for the year ended December 31, 2020, which consisted of $3.3 billion of proceeds from issuance of common stock upon our IPO, net of underwriter discounts, $382 million of net proceeds from the issuance of redeemable convertible preferred stock, $333 million of net proceeds from the issuance of convertible promissory notes, and $5 million of proceeds from the exercise of stock options, offset by $7 million of cash outflows for taxes paid related to net share settlement of equity awards, and $6 million of payment of deferred offering costs.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2020:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Operating lease commitments(1)	$533	$36	$92	$86	$319
Non-cancelable purchase commitments(2)	416	119	216	81	—
Total contractual obligations and commitments	$949	$155	$308	$167	$319
(1)The contractual commitment amounts under operating leases in the table above are primarily related to corporate office facility leases. The table above does not reflect obligations under contracts that we can cancel without a significant penalty, our option to exercise early termination rights, or the payment of related early termination fees.
(2)As of December 31, 2020, our non-cancelable purchase commitments primarily pertained to the purchase of onboarding, technology platform infrastructure services and advertising services. The purchase commitments end on various dates that extend into 2025. These purchase commitments were not recorded as liabilities on the consolidated balance sheet as of December 31, 2020, as we had not yet received the related services.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP. The preparation of consolidated financial statements in accordance with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented.. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Revenue Recognition
We recognize revenue in accordance with ASC 606. We generate a substantial majority of our revenue from orders completed through our Marketplace and the related commissions charged to partner merchants and fees charged to consumers. We charge partner merchants commissions at an agreed-upon rate applied to the total dollar value of goods ordered in exchange for the use of our local logistics platform and we charge fees to consumers for use of our platform to arrange for delivery services. We also generate revenue from membership fees paid by consumers for DashPass, which is recognized as part of the DoorDash Marketplace. Revenue generated from DashPass subscriptions is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of subscription purchased by the consumer. In addition, we also generate revenue from our Drive offering by collecting per-order fees from merchants that use our local logistics platform to arrange for delivery services that fulfill demand generated through their own channels. Revenue from Drive is recognized at the point in time when the consumer obtains control of the merchant’s products.
Our local logistics platform facilitates orders between consumers and partner merchants. Separately, the platform arranges for consumers to obtain delivery service from Dashers. We determined that the order facilitation service and the delivery facilitation service are distinct performance obligations and therefore further judgment is required to determine whether we are a principal or agent in transactions with partner merchants, consumers, and Dashers.
Principal vs. Agent Considerations
Judgment is required in determining whether we are the principal or the agent in transactions with partner merchants, consumers, and Dashers. As it relates to the accounting for order facilitation services and delivery facilitation services, we evaluated whether to present revenue on a gross versus net basis based on whether we control each specified good or service before it is provided to the consumer in Marketplace transactions.
With respect to order facilitation services, we have determined that we are an agent for partner merchants in facilitating the sale of products to the consumer through our Marketplace. The consumer accesses our local logistics platform to identify merchants and place an order for merchants’ products. These orders are picked up from partner merchants and delivered to consumers by Dashers. We do not control the products prior to them being transferred to the consumer as we neither have the ability to redirect the products to another consumer nor do we obtain economic benefits from the products.
With respect to delivery facilitation services, we have determined that we are acting as an agent for the consumer in facilitating the delivery of products by connecting consumers with Dashers. As our role with the delivery facilitation service is only to arrange for a delivery opportunity to be offered to prospective Dashers, we do not control how the delivery service is ultimately provided to the consumer.
As we are an agent in facilitating the sale of products and delivery services, we report revenue on a net basis, reflecting amounts collected from consumers, less amounts remitted to merchants and Dashers.
We recognize revenue from both partner merchants and consumers for each successfully completed transaction. We satisfy our performance obligations to a partner merchant when there is a successful sale of the merchant’s products and we meet our performance obligations to a consumer once the Dasher has picked up the products from the merchant for delivery to the consumer.
Gift Cards
We sell gift cards to consumers that can be redeemed through our Marketplace. Proceeds from the sale of gift cards are deferred and recorded as contract liabilities until consumers use the card to place orders on our platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from consumers less amounts remitted to merchants and Dashers.
Refunds and Credits

From time to time, we issue credits or refunds to merchants and consumers to ameliorate issues that may arise with orders. We account for such refunds as variable consideration and therefore record the amount of each refund or credit issued as a reduction to revenue.
Incentive Programs
We offer incentives to attract consumers and Dashers to use our local logistics platform. Consumers typically receive credits or discounted delivery fees while Dashers typically receive cash incentives. Each of the incentives are described below:
Consumer Promotions
We use promotions in tandem with sales and marketing spend to attract new consumers to our platform. Promotions offered to consumers are primarily recorded as a reduction of revenue and include the following:
New consumer incentives: We record discounts and incentives provided to new consumers as a promotion and reduce revenue on the date we record the corresponding revenue transaction.
Consumer referrals: We offer referral credits to our existing consumers for referrals of new consumers. These referral credits are paid in exchange for a distinct marketing service and therefore the portion of these credits that is equal to or less than the fair value of acquiring a new consumer are accounted for as a consumer acquisition cost. These new consumer acquisition costs are expensed as incurred and reflected as sales and marketing expenses in our consolidated statements of operations. The portion of these credits in excess of the fair value of acquiring a new consumer is accounted for as a reduction of revenue.
Existing consumer incentives: On occasion, we offer promotional discounts to existing consumers. We record incentives provided to existing consumers as a promotion and reduce revenue on the date we record the corresponding revenue transaction.
Dasher Incentives and Referrals
We offer various incentives to Dashers, which are primarily recorded within Dasher payout and reduce revenue. These are offered in various forms and include:
Peak pay: We make additional payments to Dashers to incentivize them to accept delivery opportunities during peak demand time.
Dasher referrals: We offer referral bonuses to referring Dashers, as well as to referred Dashers, once the new Dasher has met certain qualifying conditions. We expense the fair value of payments made to the referring Dashers as incurred in sales and marketing expenses in our consolidated statements of operations, since the marketing of our platform to acquire new Dashers represents a distinct benefit to us. The portion of these referral bonuses in excess of the fair value of payments made to the referring Dashers is accounted for as a reduction of revenue. Payments made to the referred Dashers are recorded within Dasher payout and reduce revenue at the time we record the corresponding revenue transaction.
Leases
We apply the guidance in ASC 842 and determine if an arrangement is or contains a lease at inception. We adopted ASC 842 on January 1, 2019, using the modified retrospective transition method and used the effective date as the date of initial application. We have elected the practical expedient to not separate lease and non-lease components for all of our leases.
A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Our classes of assets that are leased include real estate leases and equipment leases. Operating leases consist of real estate leases and are included in operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheets. Finance leases consist of equipment leases and are included in property and equipment, net on our consolidated balance sheets. Additionally, we have elected the short-term lease exception for all classes of assets, and therefore do not apply the recognition requirements for leases of 12 months or less.
We sublease certain portions of buildings subject to operating leases. The terms and conditions of the subleases are commensurate with the terms and conditions within the original operating leases. The term of the subleases generally range from four to five years, payments are fixed within the contracts, and there are no residual value guarantees or other restrictions or covenants in the leases.
When the discount rate implicit in the lease cannot be readily determined, we use the applicable incremental borrowing rate at lease commencement in order to discount lease payments to present value for purposes of performing lease classification tests and measuring the lease liability. The incremental borrowing rate represents the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Because we do not generally borrow on a collateralized basis, we use a derived unsecured synthetic credit rating adjusted for collateralization, current available yield curves, and the lease term as inputs to derive an appropriate incremental borrowing rate.
Stock-Based Compensation
Common Stock Valuations
Prior to our IPO, given the absence of a public trading market for our common stock and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our board of directors determined the best estimate of fair value of our common stock exercising reasonable judgment and considering numerous objective and subjective factors. These factors included:

•contemporaneous third-party valuations of our common stock;
•the prices at which we or other holders sold our common and redeemable convertible preferred stock to outside investors in arms-length transactions;
•the rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•the price paid by us to repurchase outstanding shares through tender offer;
•our financial condition, results of operations, and capital resources;
•the industry outlook;
•the fact that option and RSU grants have involved rights in illiquid securities in a private company;
•the valuation of comparable companies;
•the lack of marketability of our common stock;
•the timing and likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions;
•the history and nature of our business, industry trends, and competitive environment; and
•general economic outlook including economic growth, inflation, unemployment, interest rate environment, and global economic trends.
Our board of directors determined the fair value of our common stock by first determining the enterprise value of our business, and then allocating the value among the various classes of our equity securities to derive a per share value of our common stock. This process involved the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impacted our valuations as of each valuation date and could have had a material impact on the valuation of our common stock.
For valuations after the completion of the IPO, our board of directors determines the fair value of each share of underlying Class A common stock based on the closing price of our Class A common stock as reported on the date of grant.
Fair Value of Common Stock Underlying Share-Based Payment Awards
The fair value of RSUs is estimated based on the fair value of our common stock on the date of grant. Estimating the grant date fair value of the common stock underlying RSU grants prior to our IPO was highly judgmental due to the lack of an observable market for our common stock. Prior to our IPO, the fair value of the Company’s common stock was determined by considering a number of objective and subjective factors including: contemporaneous third-party valuations of our common stock, the valuation of comparable companies, sales of the Company’s common and redeemable convertible preferred stock to outside investors in arms-length transactions (including our IPO), the Company’s operating and financial performance, the lack of marketability, and the general and industry-specific economic outlook, amongst other factors. Estimating the grant date fair value of the RSUs, including the CEO Performance Award discussed below, was highly sensitive due to the volume of RSUs granted and increasing common stock value as we approached the IPO. With the exception of the CEO Performance Award discussed below, most of our RSUs granted prior to November 2020 vest upon the satisfaction of both a service-based vesting condition and a liquidity event-related performance vesting condition. The fair value of RSUs is recognized as compensation expense over the requisite service period, using the accelerated attribution method, once the liquidity event-related performance vesting condition becomes probable of being achieved. The service-based vesting condition is generally satisfied by the award holder providing services to us over a four-year period. The liquidity event-related performance vesting condition was satisfied upon the effectiveness of our IPO registration statement. Stock-based compensation expense for RSUs that had not met the service-based vesting condition as of December 31, 2020 will be recorded over the remaining requisite service period. Since November 2020, we have only granted RSUs that vest upon the satisfaction of a service-based vesting condition and the compensation expense for these RSUs is recognized on a straight-line basis over the requisite service period.
CEO Performance Award
In November 2020, our board of directors granted the CEO Performance Award, an RSU award under our 2014 Stock Plan to Mr. Xu for up to 10,379,000 shares of our Class A common stock. The CEO Performance Award vests upon the satisfaction of a service condition and the achievement of certain stock price goals. We estimated the grant date fair value of the CEO Performance Award using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the stock price goals may not be satisfied. One of the most judgmental assumptions in the Monte Carlo simulation is the estimated fair value of the common stock underlying the award as discussed above. The average grant date fair value of the CEO Performance Award was estimated to be $39.83 per share, and we will recognize total stock-based compensation expense of approximately $413 million over the derived service period of each of the nine performance tranches. If the stock price goals are met sooner than the derived service period, we will adjust our stock-based compensation expense to reflect the cumulative expense associated with the vested award. Provided that Mr. Xu continues to be our Chief Executive Officer, we will recognize stock-based compensation expense over the requisite service period, regardless of whether the stock price goals are achieved.
Business Combinations
We account for our business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable, and as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Insurance Reserves
We utilize a combination of third-party insurance and self-insurance programs to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The recorded self-insurance reserves reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported. The estimate of our self-insured ultimate obligation utilizes actuarial techniques applied to historical claim and loss experience. We use assumptions based on actuarial judgment with consideration toward relevant industry claim and loss development factors, which includes the development time frame and settlement patterns, and expected loss rates. To limit our exposure to some risks, we maintain additional third-party insurance coverage with varying limits and retentions. We cannot predict whether this third-party insurance will be adequate to cover all potential hazards incidental to our business. Reserves are periodically reviewed and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.

Loss Contingencies
We are involved in various lawsuits, claims, investigations, and proceedings that arise in the ordinary course of business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred and the amount or range can be reasonably estimated. We disclose material contingencies when we believe that a loss is not probable but reasonably possible. Significant judgment is required to determine both probability and the estimated amount. We review these provisions on a quarterly basis and adjust these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.
The outcome of legal matters and litigation is inherently uncertain. Therefore, if one or more of these legal matters were resolved against us for amounts in excess of management’s expectations, our results of operations, and financial condition, including in a particular reporting period, could be materially adversely affected.
Sales and Indirect Taxes
We record sales and indirect tax liabilities when they become probable and the amount can be reasonably estimated, and such reserve is included in accrued expenses and other current liabilities on the consolidated balance sheets. We continue to analyze possible sales tax exposure but do not currently believe that any individual claim or aggregate claims that might arise will ultimately have a material effect on our results of operations, financial position, or cash flows.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates and foreign exchange risks.
Interest Rate Fluctuation Risk
Our investment portfolio consists of short-term fixed income securities, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of stockholders’ deficit within accumulated other comprehensive income (loss). Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
Based on our investment portfolio balance as of December 31, 2019 and 2020, a hypothetical 100 basis point increase in interest rates would not have materially affected our consolidated financial statements. We currently do not hedge these interest rate exposures.
Foreign Currency Exchange Risk
Transaction Exposure
We transact business in Canadian dollars and Australian dollars and have international revenue, as well as costs denominated in Canadian dollars and Australian dollars. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates are reflected in reported income and loss from our international businesses included in our consolidated statements of operations. A continued strengthening of the U.S. dollar would therefore reduce reported revenue and expenses from our international businesses included in our consolidated statements of operations.

Translation Exposure
We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translation adjustments resulting from the conversion of the financial statements of our foreign subsidiaries into U.S. dollars would result in a gain or loss recorded as a component of accumulated other comprehensive income (loss) which is part of stockholders’ equity (deficit).
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
DoorDash, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DoorDash, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2020, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of self-insurance reserves
As discussed in Note 2 and 7 to the consolidated financial statements, the Company utilizes a combination of third-party insurance and self-insurance programs to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The self-insurance reserves reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported. The Company’s liability for self-insurance claims as of December 31, 2020 was $55 million.
We identified the evaluation of the Company's self-insurance reserves as a critical audit matter. The evaluation of the key assumptions used to estimate the liability, specifically the loss development factors and expected loss rates involved significant measurement uncertainty requiring complex auditor judgment. Specialized skill and knowledge were necessary to evaluate the methods and key assumptions used to determine the liability.

The following are the primary procedures we performed to address this critical audit matter. We involved actuarial professionals with specialized skills and knowledge who assisted in:
● evaluating the qualifications of the Company’s external actuaries by assessing their certifications and determining whether they met the Qualification Standards of the American Academy of Actuaries
● assessing the methods used by the Company’s external actuaries by comparing them to actuarial standards of practice
● developing an independent range of the self-insurance reserves by selecting loss development factors and expected loss rates, and comparing it to the amount recorded by the Company.
Grant date fair value of restricted stock units (RSUs)
As discussed in Note 2 and 12 to the consolidated financial statements, the Company has granted RSUs. Certain RSUs contain a market condition, specifically the CEO Performance Award. The fair value of RSUs are estimated based on the fair value of the Company’s common stock on the date of grant. Prior to the Company’s initial public offering, the fair value of the Company’s common stock underlying the RSUs was determined by considering a number of objective and subjective factors, including third-party valuations of the Company’s common stock and sales of the Company’s common and redeemable convertible preferred stock, amongst other factors. The fair value of the CEO Performance Award was estimated using a Monte Carlo simulation due to the market condition. Total stock-based compensation for the year ended December 31, 2020 was $322 million.
We identified the evaluation of the estimated grant date fair value of RSUs as a critical audit matter. Subjective auditor judgment was required to evaluate the weighting given to third-party valuations of the Company’s common stock and sales of the Company’s common and redeemable convertible preferred stock that were used to determine the fair value of the Company’s common stock on the date of grant. In addition, complex auditor judgment was required to evaluate the timing and likelihood of achieving a liquidity event, which were significant assumptions used in the third-party valuations of the Company’s common stock. Specialized skills and knowledge were necessary to evaluate the Company’s third-party valuations of its common stock and the CEO Performance Award.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of the internal control related to the weighting given to third-party valuations of the Company’s common stock and sales of the Company’s common and redeemable convertible preferred stock that were used to determine the fair value of the Company’s common stock on the date of grant. We evaluated the Company’s weighting given to third-party valuations of the Company’s common stock and sales of the Company’s common and redeemable convertible preferred stock, by assessing:
● market information related to conditions and events affecting the Company
● the effect of the Company’s operations on the value of its common stock during the year.
We analyzed the timing and likelihood of the Company achieving a liquidity event by (1) inspecting its written plans or other relevant documentation, such as minutes and regulatory filings, and (2) assessing its ability to carry out particular courses of action, which included consideration of whether the Company has the financial resources and other means to carry out the actions. We involved valuation professionals with specialized skills and knowledge, who assisted in:
● evaluating the qualifications of the Company's valuation professionals by assessing their certifications and determining whether they met the qualifications necessary to perform independent common stock and CEO Performance Award valuations
● evaluating the method employed by third party valuation professionals and assumptions used to value the Company’s common stock
● developing an independent estimate of the CEO Performance Award and comparing it to the Company’s grant date fair value.
/s/ KPMG LLP
We have served as the Company’s auditor since 2018.
San Francisco, California
March 5, 2021

DoorDash, Inc.
Consolidated Balance Sheets
(in millions, except share amounts which are reflected in thousands, and per share data)

	December 31, 2019	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$257	$4,345
Marketable securities	508	514
Funds held at payment processors	50	146
Accounts receivable, net	58	291
Prepaid expenses and other current assets	125	221
Total current assets	998	5,517
Restricted cash	30	—
Operating lease right-of-use assets	166	203
Property and equipment, net	101	210
Intangible assets, net	103	74
Goodwill	306	316
Other assets	28	33
Total assets	$1,732	$6,353
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$20	$80
Operating lease liabilities	17	15
Convertible notes	—	364
Accrued expenses and other current liabilities	345	943
Total current liabilities	382	1,402
Operating lease liabilities	167	238
Other liabilities	1	13
Total liabilities	550	1,653
Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, $0.00001 par value, 235,860 and zero shares authorized, 230,667 and zero shares issued and outstanding as of December 31, 2019 and 2020, respectively; liquidation preference of $2,197 and zero as of December 31, 2019 and 2020, respectively	2,264	—
Stockholders’ (deficit) equity:
Common stock, $0.00001 par value, 360,000 and 6,000,000 Class A shares authorized, 43,937 and 287,190 Class A shares issued and outstanding as of December 31, 2019 and December 31, 2020, respectively; zero and 200,000 Class B shares authorized as of December 31, 2019 and 2020, zero and 31,313 Class B shares issued and outstanding as of December 31, 2019 and 2020, respectively; zero and 2,000,000 Class C shares authorized, zero Class C shares issued and outstanding as of December 31, 2019 and 2020, respectively	—	—
Additional paid-in capital	70	6,313
Accumulated deficit	(1,152)	(1,613)
Total stockholders’ (deficit) equity	(1,082)	4,700
Total liabilities, redeemable convertible preferred stock, and stockholders’ (deficit) equity	$1,732	$6,353
The accompanying notes are an integral part of these consolidated financial statements.

DoorDash, Inc.
Consolidated Statements of Operations
(in millions, except share amounts which are reflected in thousands, and per share data)

	Year Ended December 31,
	2018	2019	2020
Revenue	$291	$885	$2,886
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	228	523	1,368
Sales and marketing	135	594	957
Research and development	51	107	321
General and administrative	78	245	556
Depreciation and amortization	9	32	120
Total costs and expenses	501	1,501	3,322
Loss from operations	(210)	(616)	(436)
Interest income	7	18	7
Interest expense	(1)	—	(32)
Other (expense) income, net	—	(68)	3
Loss before income taxes	(204)	(666)	(458)
Provision for income taxes	—	1	3
Net loss	(204)	(667)	(461)
Premium paid on repurchase of redeemable convertible preferred stock	(3)	—	—
Deemed dividend to preferred stockholders	—	(1)	—
Net loss attributable to common stockholders	$(207)	$(668)	$(461)
Net loss per share attributable to common stockholders, basic and diluted	$(4.67)	$(15.44)	$(7.39)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	44,305	43,252	62,390
The accompanying notes are an integral part of these consolidated financial statements.

DoorDash, Inc.
Consolidated Statements of Comprehensive Loss
(in millions)

	Year Ended December 31,
	2018	2019	2020
Net loss	$(204)	$(667)	$(461)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on marketable securities	(1)	1	—
Total other comprehensive (loss) income	(1)	1	—
Comprehensive loss	$(205)	$(666)	$(461)
The accompanying notes are an integral part of these consolidated financial statements.

DoorDash, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(in millions, except share amounts which are reflected in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of January 1, 2018	75,550	$200	44,128	$—	$23	$(221)	$—	$(198)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs	86,256	475	—	—	—	—	—	—
Issuance of Series E redeemable convertible preferred stock, net of issuance costs	18,055	250	—	—	—	—	—	—
Conversion of promissory notes to Series D redeemable convertible preferred stock	11,752	60	—	—	—	—	—	—
Repurchase and retirement of preferred stock	(297)	—	—	—	(3)	—	—	(3)
Issuance of common stock upon exercise of stock options	—	—	4,882	—	5	—	—	5
Repurchase and retirement of common stock	—	—	(7,208)	—	—	(60)	—	(60)
Stock-based compensation	—	—	—	—	25	—	—	25
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(204)	—	(204)
Balances as of December 31, 2018	191,316	985	41,802	—	50	(485)	(1)	$(436)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	18,186	408	—	—	—	—	—	—
Forward contract liability recognized in connection with Series F redeemable convertible preferred stock	—	68	—	—	—	—	—	—
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	18,529	703	—	—	—	—	—	—
Issuance of Series G redeemable convertible preferred stock in connection with the acquisition of Caviar	2,636	100	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,135	—	3	—	—	3
Deemed dividend to preferred stockholders	—	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	18	—	—	18
Other comprehensive income	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(667)	—	(667)
Balances as of December 31, 2019	230,667	$2,264	43,937	$—	$70	$(1,152)	$—	$(1,082)

DoorDash, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity
(in millions, except share amounts which are reflected in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	230,667	$2,264	43,937	$—	$70	$(1,152)	$—	$(1,082)
Issuance of Series H redeemable convertible preferred stock, net of issuance cost	8,322	382	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	33,000	—	3,269	—	—	3,269
Repurchase and retirement of preferred stock	(5)	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(238,984)	(2,646)	239,270	—	2,646	—	—	2,646
Issuance of common stock upon exercise of common stock warrants	—	—	105	—	—	—	—	—
Issuance of common stock upon settlement of RSUs	—	—	65	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(65)	—	(7)	—	—	(7)
Issuance of common stock upon exercise of stock options	—	—	2,191	—	5	—	—	5
Stock-based compensation	—	—	—	—	330	—	—	330
Net loss	—	—	—	—	—	(461)	—	(461)
Balances as of December 31, 2020	—	$—	318,503	$—	$6,313	$(1,613)	$—	$4,700

The accompanying notes are an integral part of these consolidated financial statements.

DoorDash, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2018	2019	2020
Cash flows from operating activities
Net loss	$(204)	$(667)	$(461)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9	32	120
Change in fair value of forward contract liability	—	67	—
Non-cash interest expense	—	—	31
Stock-based compensation	24	18	322
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	—	22	40
Bad debt expense	—	4	16
Other	—	—	18
Changes in operating assets and liabilities:
Funds held at payment processors	(19)	(9)	(96)
Accounts receivable, net	(17)	(40)	(248)
Prepaid expenses and other current assets	(30)	(88)	(96)
Other assets	(5)	(18)	(20)
Accounts payable	25	(13)	54
Accrued expenses and other current liabilities	48	251	587
Payments for operating lease liabilities	—	(3)	(26)
Other liabilities	10	(23)	11
Net cash (used in) provided by operating activities	(159)	(467)	252
Cash flows from investing activities
Purchases of property and equipment	(13)	(78)	(106)
Acquisitions, net of cash acquired	—	(315)	(28)
Capitalized software and website development costs	(3)	(14)	(53)
Purchases of marketable securities	(390)	(762)	(593)
Sales of marketable securities	—	160	4
Maturities of marketable securities	49	440	583
Other investing activities	—	(1)	1
Net cash used in investing activities	(357)	(570)	(192)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriter discounts	—	—	3,289
Proceeds from issuance of preferred stock, net of issuance costs	725	1,111	382
Proceeds from issuance of convertible notes, net of issuance costs	—	—	333
Proceeds from exercise of stock options	5	3	5
Repurchase of common stock	(60)	—	—
Deferred offering costs paid	—	(3)	(6)
Taxes paid related to net share settlement of equity awards	—	—	(7)
Other financing activities	(4)	(2)	—
Net cash provided by financing activities	666	1,109	3,996
Foreign currency effect on cash, cash equivalents, and restricted cash	—	—	2
Net increase in cash, cash equivalents, and restricted cash	150	72	4,058
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	65	215	287
Cash, cash equivalents, and restricted cash, end of period	$215	$287	$4,345
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$215	$257	$4,345
Restricted cash	—	30	—
Total cash, cash equivalents, and restricted cash	$215	$287	$4,345
Non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$—	$2,646
Purchases of property and equipment not yet settled	$3	$14	$17
Conversion of convertible promissory notes to preferred stock	$60	$—	$—
Redeemable convertible preferred stock issued in connection with an acquisition	$—	$100	$—
Leasehold improvements acquired through tenant improvement allowance	$—	$—	$9
Deferred offering costs not yet paid	$—	$2	$10
Stock-based compensation included in capitalized software and website development costs	$—	$—	$8
Holdback consideration for acquisitions	$—	$—	$3
The accompanying notes are an integral part of these consolidated financial statements.

DoorDash, Inc.
Notes to Consolidated Financial Statements
1. Organization and Description of Business
Description of Business
DoorDash, Inc. (the “Company”), is incorporated in Delaware with headquarters in San Francisco, California. The Company provides a local logistics platform that enables local brick-and-mortar businesses to address consumers’ expectations of ease and immediacy and thrive in today’s convenience economy.
The Company’s local logistics platform connects merchants, consumers, and Dashers. The Company operates the DoorDash Marketplace, which enables merchants to establish an online presence and expand their reach by connecting them with consumers (the “Marketplace”). Merchants can either fulfill this demand with independent contractors who use the Company’s platform to deliver orders (“Dashers”) or by in-person pickup by consumers. As part of the Marketplace, the Company also offers Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Work, which provides merchants on the Company’s platform with large group orders and catering orders for businesses and events. The Marketplace also includes DashPass, the Company’s subscription product, which provides consumers with unlimited access to eligible merchants with zero delivery fees and reduced service fees. In addition to the Marketplace, the Company offers DoorDash Drive, a white-label logistics service that enables merchants that have generated consumer demand through their own channels to fulfill this demand using the Company’s local logistics platform (“Drive”), and DoorDash Storefront that enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or logistics capabilities.
Initial Public Offering
On December 9, 2020, the Company completed its initial public offering ("IPO") in which it issued and sold 33 million shares of its Class A common stock at the public offering price of $102.00 per share. The Company received net proceeds of $3.3 billion after deducting underwriting discounts and commissions and offering costs.
Immediately prior to the completion of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 239 million shares of its common stock. Additionally, immediately prior to the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, which authorizes a total of 6.0 billion shares of Class A common stock, 200 million shares of Class B common stock, 2.0 billion shares of Class C common stock, and 600 million shares of preferred stock. Upon the filing of the Amended and Restated Certificate of Incorporation, 285 million shares of the Company’s common stock were automatically reclassified into an equivalent number of shares of the Company’s Class A common stock (the “Reclassification”). Immediately after the Reclassification and prior to the completion of the IPO, a total of 31 million shares of Class A common stock held by Tony Xu, Andy Fang, Stanley Tang, and their respective affiliated trusts were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements. As a result, following the completion of the IPO, the Company has three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which Class A common stock and Class B common stock were outstanding as of December 31, 2020.
The Company granted certain employees restricted stock units (“RSUs”) with both service-based and liquidity event-related performance vesting conditions ("IPO Vested RSUs"). Upon the consummation of the Company’s IPO, the Company recognized $279 million of stock-based compensation expense for IPO Vested RSUs as the performance vesting condition was satisfied. One share of Class A common stock for each of the IPO Vested RSUs will be delivered on the applicable settlement date, which is approximately 180 days after the IPO. The future tax benefits on settlement of the above RSUs is not expected to be material as currently the Company has established valuation allowances to reduce its net deferred tax assets to the amount that is more likely than not to be realized.
To meet the related tax withholding requirements related to IPO Vested RSUs, for stockholders who elected to net share settle, the Company withheld 65,058 shares of Class A common stock subject to the vesting of the IPO Vested RSUs and paid $7 million to the relevant tax authorities in cash to satisfy such tax obligations as well as any income tax withholding obligations arising as a result of settlement of such shares. Certain employees elected to receive a short-term loan from the Company, with interest that will accrue at the applicable federal rate. The short-term loan extended to employees totaled $10 million as of December 31, 2020 and is included within prepaid expenses and other current assets on the

Company's consolidated balance sheets. The balance of the loan is repayable from the proceeds of sale of shares into the market on the settlement date.
Stock Splits
In November 2020, the Company’s board of directors and the stockholders of the Company approved a five-for-one forward stock split of the Company’s common stock and redeemable convertible preferred stock (collectively, the “Capital Stock”), which became effective on November 9, 2020. The authorized number of each class and series of Capital Stock was proportionally increased in accordance with the five-for-one stock split and the par value of each class of Capital Stock was not adjusted as a result of this forward stock split. All common stock, redeemable convertible preferred stock, stock options, RSUs, warrants, and per share information presented within these consolidated financial statements have been adjusted to reflect this forward stock split on a retroactive basis for all periods presented.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of DoorDash, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation.
Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one reportable segment. See Note 3 for revenue by geography. As of December 31, 2019, long-lived assets located outside of the United States were not material. As of December 31, 2020, long-lived assets located outside of the United States were $21 million.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. Estimates include, but are not limited to, revenue recognition, allowances for credit losses, estimated useful lives of property and equipment, capitalized software and website development costs, intangible assets, stock-based compensation, valuation of investments and other financial instruments, valuation of acquired intangible assets and goodwill, the incremental borrowing rate applied in lease accounting, insurance reserves, loss contingencies, and income and indirect taxes. Actual results could differ from these estimates.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, which requires, among other things, allocation of the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values on the acquisition date. The excess of the fair value of purchase consideration over the values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair value of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to the valuation of intangible assets. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.
Cash, Cash Equivalents, and Restricted Cash
Cash includes demand deposits with banks or financial institutions as well as cash in transit from payment processors. Cash equivalents include short-term, highly liquid investments with original maturities of three months or less and their carrying values approximate fair value due to their short-term maturities. Restricted cash consists of collateral provided for letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2020, the restricted cash balance was not material.
Marketable Securities
Marketable securities primarily consist of commercial paper, U.S. government agency securities, U.S. Treasury securities, and corporate bonds. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Securities with original maturities greater than three months, but less than one year, are included in current assets and securities with original maturities greater than one year are included in non-current assets on the consolidated balance sheets. All marketable securities are classified as available-for-sale and reported at fair value.
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income (expense), net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. Unrealized losses not resulting from credit losses are recorded through accumulated other comprehensive income (loss).
Funds Held at Payment Processors
Funds held at payment processors represent cash due from the Company’s payment processors for cleared transactions with merchants and consumers, as well as funds transferred to payment processors for Dasher payout.
Accounts Receivable, Net and Allowance for Credit Losses
Accounts receivable, net primarily represents receivables from merchants generated through the Company’s Drive offering. The Company maintains an allowance for credit losses, which is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.
The Company recorded $16 million of bad debt expense in the year ended December 31, 2020. Write-off in the year ended December 31, 2020 totaled $5 million. Bad debt expense was not material in the years ended December 31, 2018 and 2019.
As of December 31, 2019 and 2020, allowance for credit losses on accounts receivable was $2 million and $13 million, respectively.

Property and Equipment, Net
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. The useful lives are as follows:

Estimated Useful Life
Equipment for merchants	2 years
Computer equipment and software	2 years
Office equipment	5 years
Capitalized software and website development costs	2 years
Leasehold improvements	Shorter of estimated useful life or lease term
Maintenance and repair costs are charged to expense as incurred. Upon disposal of a fixed asset, the Company records a gain or loss based on the difference between the proceeds received and the net book value of the disposed asset. There were no disposals during the year ended December 31, 2018 and disposals were not material for the years ended December 31, 2019 and 2020.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The Company’s impairment tests are based on a single operating segment and reporting unit structure. If the carrying value of the reporting unit exceeds its fair value, an impairment charge is recognized for the excess of the carrying value of the reporting unit over its fair value.
The Company conducted its annual goodwill impairment test during the fourth quarter of 2020 and determined that the fair value of the reporting unit significantly exceeded its carrying value. No impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.
Intangible Assets, Net
Intangible assets are recorded at fair value as of the date of acquisition and amortized on a straight-line basis over their estimated useful lives. The Company reviews identifiable amortizable intangible assets to be held and used for impairment under the long-lived asset model described under “Impairment of Long-Lived Assets” below.
Capitalized Software and Website Development Costs
The Company incurred costs relating to the development of the Company’s technology platform, which includes Dasher and merchant tools, mobile apps, and website and content development. Software development costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, are capitalized during the application development stage of the project. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage are expensed as incurred. Costs to develop the Company’s technology platform are capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades on a per project basis.
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset or asset group over the asset’s or asset group’s fair value generally determined by estimates of future discounted cash flows. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. During the year ended December 31, 2020, the Company recognized an impairment of $11 million related to an operating lease right-of-use asset associated with its former headquarters, which the Company subleased to another company.

Insurance Reserves
The Company utilizes a combination of third-party insurance and self-insurance programs to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The recorded self-insurance reserves reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported. The estimate of the Company’s self-insured ultimate obligation utilizes actuarial techniques applied to historical claim and loss experience. The Company utilizes assumptions based on actuarial judgment with consideration toward relevant industry claim and loss development factors, which includes the development time frame and settlement patterns, and expected loss rates. To limit exposure to some risks, the Company maintains additional insurance coverage with varying limits and retentions. The Company cannot predict whether this insurance will be adequate to cover all potential hazards incidental to its business. Reserves are periodically reviewed and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts.
Loss Contingencies
The Company is involved in various lawsuits, claims, investigations, and proceedings that arise in connection with its business. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. The Company records a liability in accrued expenses and other current liabilities on the consolidated balance sheets when the Company believes that it is both probable that a loss has been incurred and the amount or range can be reasonably estimated. The Company discloses material contingencies when it believes that a loss is not probable but reasonably possible. Significant judgment is required to determine both probability and the estimated amount. The Company reviews these provisions on a quarterly basis and adjusts these provisions accordingly to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information.
Sales and Indirect Taxes
The Company records sales and indirect tax liabilities when they become probable and the amount can be reasonably estimated. Sales and indirect tax liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities. The financial statements of the Company’s foreign subsidiaries are translated from their functional currency, which is typically the local currency, into U.S. dollars. Assets and liabilities are translated at period end rates of exchange, and revenue and expenses are translated using average monthly exchange rates. The resulting gain or loss is included in accumulated other comprehensive income (loss) on the consolidated balance sheets.
Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of stockholders’ deficit within accumulated other comprehensive income (loss).
Stock-Based Compensation
The Company estimates the fair value of stock options granted to employees and directors using the Black-Scholes option-pricing model. The fair value of stock options is recognized as compensation expense on a straight-line basis over the requisite service period, which is typically four years.
The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

•per share fair value of the underlying common stock;
•exercise price;
•expected term;
•risk-free interest rate;
•expected stock price volatility over the expected term; and
•expected annual dividend yield.

For all stock options granted, the Company calculated the expected term using the simplified method for “plain vanilla” stock option awards. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. The Company’s common stock is not publicly traded, and therefore, the Company used the historical volatility of the stock price of similar publicly traded peer companies. The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock.
The fair value of RSUs is estimated based on the fair value of the Company’s common stock on the date of grant. Prior to November 2020, RSUs granted by the Company vest upon the satisfaction of both a service-based vesting condition, which is typically four years, and a liquidity event-related performance vesting condition. The liquidity event-related performance vesting condition was achieved upon the consummation of the Company's IPO, and the Company recorded a cumulative stock-based compensation expense of $279 million as of the IPO date for those RSUs for which the service-based vesting condition has been satisfied. Stock-based compensation related to the remaining service-based period after the liquidity event-related performance vesting condition was satisfied will be recorded over the remaining requisite service period using the accelerated attribution method. Since November 2020, with the exception of the CEO Performance Award (as discussed further in Note 12), the Company only granted RSUs that vest upon the satisfaction of a service-based vesting condition and the compensation expense for these RSUs is recognized on a straight-line basis over the requisite service period.
For the CEO Performance Award that includes a market condition, the fair value of the award is determined using a Monte Carlo simulation model. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock price goals are met sooner than the derived service period, the Company will adjust the stock-based compensation expense to reflect the cumulative expense associated with the vested award. Provided that Tony Xu continues to be the Chief Executive Officer of the Company, Stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price goals are achieved.
Prior to the IPO, the fair value of the shares of common stock underlying the stock options and RSUs has historically been determined by the Company’s board of directors as there is no public market for the underlying common stock. The Company’s board of directors determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s common and redeemable convertible preferred stock to outside investors in arms-length transactions (including the IPO), the Company’s operating and financial performance, the lack of marketability, and the general and industry specific economic outlook, amongst other factors. After the completion of the IPO, the fair value of the Company's Class A common stock is determined based on the New York Stock Exchange ("NYSE") closing price on the date of grant.
The Company records forfeitures when they occur for all share-based payment awards.
Provision for Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. The Company recognizes the effect on deferred income taxes of a change in tax rates in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more-likely-than-not to be realized. Management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance.
The Company operates in various tax jurisdictions and is subject to audit by tax authorities. The Company recognizes the tax benefit of an uncertain tax position only if it is more-likely-than-not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50% likely to be realized upon settlement with the taxing authority. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the provision for income taxes.
Fair Value
The Company measures certain assets and liabilities at fair value on a recurring basis based on an expected exit price, which represents the amount that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability.
The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis, whereby inputs used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

Level 1	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Unobservable inputs reflecting the Company’s own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to their short maturities. The carrying value of the Company’s convertible promissory notes entered into in February 2020, which are recorded at amortized cost, approximates fair value as the stated interest rate approximates market rates for similar loans.
Concentration of Credit Risk
The Company’s cash, cash equivalents, marketable securities, funds held at payment processors, and accounts receivable are potentially subject to concentration of credit risk. Although the Company deposits its cash with multiple financial institutions, the deposits, at times, may exceed federally insured limits. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists. The Company limits purchases of debt securities to investment-grade securities. The Company has not experienced any significant credit losses historically.
The Company relies on a limited number of third parties to provide payment processing services (“payment processors”) including collecting amounts due from end-users and processing Dasher payouts. Payment processors are financial institutions or credit card companies that the Company believes are of high credit quality. The Company retains the risk of collecting such amounts from the payment processor, which are included in funds held at payment processors for the unsettled portion at each period end. The portion of the payments to be remitted to Dashers and merchants is included in accrued expenses and other current liabilities. Although the Company pre-authorizes forms of payment to mitigate its exposure, the Company absorbs all credit card losses.
Accounts receivable, net primarily represents receivables from merchants that were generated through the Company’s Drive offering. As of December 31, 2019, two entities individually accounted for 26% and 11% of accounts receivable, net, respectively. As of December 31, 2020, three entities individually accounted for 20%, 14%, and 10% of accounts receivable, net, respectively. No customer accounted for 10% or more of revenue for the years ended December 31, 2018, 2019, and 2020.
Revenue Recognition
The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with its Customers. The Company generates a substantial majority of its revenue from orders completed through the DoorDash Marketplace and the related commissions charged to partner merchants and fees charged to consumers. A partner merchant represents a merchant that has entered into a contractual agreement with DoorDash. Revenue from the DoorDash Marketplace is recognized at the point in time when the consumer obtains control of the merchant’s products. The Company also generates revenue from membership fees paid by consumers for DashPass, which is recognized as part of the DoorDash Marketplace. Revenue generated from the Company’s DashPass subscriptions is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of subscription purchased by the consumer. In addition, the Company also generates revenue from its Drive offering by collecting per-order fees from merchants that use its local logistics platform to arrange for delivery services that fulfill demand generated through their own channels. Revenue from Drive is recognized at the point in time when the consumer obtains control of the merchant’s products.

When determining the appropriate accounting for the fees collected in exchange for the use of the Company’s local logistics platform, the Company considered its contractual arrangements with the parties involved as well as its customary business practices. Under the Company’s agreements with partner merchants, the Company agrees to a commission to be earned as a percentage of the total dollar value of goods ordered. When a consumer signs up to use the Company’s local logistics platform, the consumer agrees to be charged certain fees, at the time an order is placed, in exchange for use of the platform. The Company has concluded that a contract exists between the Company and a partner merchant when the partner merchant accepts each consumer’s order, and a contract exists between the Company and a consumer when the consumer places the order and requests delivery services. The duration of a contract is typically equal to the time between when the order is placed and a Dasher picks up the food from the merchant. Contracts including variable consideration with partner merchants were not material for the periods presented.
The Company’s local logistics platform facilitates orders between consumers and partner merchants. Separately, the Company’s platform arranges for consumers to obtain delivery service from Dashers. The Company has determined that the order facilitation service and delivery facilitation service are distinct performance obligations and has therefore considered whether it is a principal or agent separately for each of these items. The order facilitation service and the delivery facilitation service are distinct given that the consumer can benefit from each item separately. Further, the order facilitation service and delivery facilitation service are separately identifiable as the nature of the promises are to transfer the order facilitation service and delivery facilitation service individually, rather than as a combined item.
Principal vs. Agent Considerations
Judgment is required in determining whether the Company is the principal or the agent in transactions with partner merchants, consumers, and Dashers. As it relates to the accounting for order facilitation services and delivery facilitation services, the Company evaluated whether to present revenue on a gross versus net basis based on whether it controls each specified good or service before it is provided to the consumer in DoorDash Marketplace transactions.
With respect to order facilitation services, the Company has determined it is an agent for partner merchants in facilitating the sale of products to the consumer through the DoorDash Marketplace. The consumer accesses the Company’s local logistics platform to identify merchants and places an order for merchants’ products. These orders are picked up from partner merchants and delivered to consumers by Dashers. The Company does not control the products prior to them being transferred to the consumer as it neither has the ability to redirect the products to another consumer nor does it obtain any economic benefit from the products.
With respect to delivery facilitation services, the Company has determined it is acting as an agent for the consumer in facilitating the delivery of products by connecting consumers with Dashers. As the Company’s role with the delivery facilitation service is only to arrange for a delivery opportunity to be offered to prospective Dashers, it does not control how the delivery service is ultimately provided to the consumer.
As the Company is an agent in facilitating the sale of products and delivery services, the Company reports revenue on a net basis, reflecting amounts collected from consumers, less amounts remitted to merchants and Dashers. Dasher payout represents the amounts paid to Dashers for deliveries, including incentives and tips, except for certain referral bonuses. From time to time, Dashers may request an earlier payment settlement in exchange for a reduction in Dasher payout. The amounts payable to merchants and Dashers are included in accrued expenses and other current liabilities on the consolidated balance sheets as payments are typically settled on a weekly basis.
The Company recognizes revenue from both partner merchants and consumers for each successfully completed transaction. The Company satisfies its performance obligations to a partner merchant when there is a successful sale of the merchant’s products and meets its performance obligation to a consumer once the Dasher has picked up the products from the merchant for delivery to the consumer.
DoorDash also provides value-add services to merchants. These services are generally considered separate performance obligations and revenue is recognized over the period in which services are provided. Revenue generated from such services is not material in all periods presented.
Gift Cards
The Company sells gift cards to consumers that can be redeemed through its Marketplace. Proceeds from the sale of gift cards are deferred and recorded as contract liabilities until consumers use the card to place orders on its platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from consumers less amounts remitted to merchants and Dashers.

Refunds and Credits
From time to time the Company issues credits or refunds to merchants and consumers to ameliorate issues that may arise with orders. The Company accounts for such refunds as variable consideration and therefore records the amount of each refund or credit issued as a reduction of revenue.
Incentive Programs
The Company offers incentives to attract consumers and Dashers to use its local logistics platform. Consumers typically receive credits or discounted delivery fees while Dashers typically receive cash incentives. Each of the incentives are described below:
Consumer Promotions
The Company uses promotions in tandem with sales and marketing spend to attract new consumers to its platform. Promotions offered to consumers are primarily recorded as a reduction of revenue and include the following:
New consumer incentives: The Company records discounts and incentives provided to new consumers as a promotion and reduces revenue on the date that the corresponding revenue transaction is recorded.
Consumer referrals: The Company offers referral credits to its existing consumers for referrals of new consumers. These referral credits are paid in exchange for a distinct marketing service and therefore the portion of these credits that is equal to or less than the fair value of acquiring a new consumer are accounted for as a consumer acquisition cost. These new consumer acquisition costs are expensed as incurred and reflected as sales and marketing expenses in the Company’s consolidated statements of operations. The portion of these credits in excess of the fair value of acquiring a new consumer is accounted for as a reduction of revenue.
Existing consumer incentives: On occasion, the Company offers promotional discounts to existing consumers. The Company records incentives provided to existing consumers as a promotion and reduces revenue on the date that the corresponding revenue transaction is recorded.
Dasher Incentives and Referrals
The Company offers various incentives to Dashers, which are primarily recorded within Dasher payout and reduce revenue. These are offered in various forms and include:
Peak pay: The Company makes additional payments to Dashers to incentivize them to accept delivery opportunities during peak demand time.
Dasher referrals: The Company offers referral bonuses to referring Dashers, as well as to referred Dashers, once the new Dasher has met certain qualifying conditions. The Company expenses the fair value of payments made to the referring Dashers as incurred in sales and marketing expenses in the consolidated statements of operations, since the marketing of the Company’s platform to acquire new Dashers represents a distinct benefit to the Company. The portion of these referral bonuses in excess of the fair value of payments made to the referring Dashers is accounted for as a reduction of revenue. Payments made to the referred Dashers are recorded within Dasher payout and reduce revenue at the time the corresponding revenue transaction is recorded.
Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue primarily consists of (i) order management costs, which include payment processing charges, net of rebates issued from payment processors, costs associated with cancelled orders, costs related to placing orders with non-partner merchants, and insurance expenses, (ii) platform costs, which include costs for onboarding merchants and Dashers, costs for providing support for consumers, merchants, and Dashers, and technology platform infrastructure costs, and (iii) personnel costs, which include personnel-related compensation expenses related to the Company’s local operations, support, and other teams, and allocated overhead. Personnel-related compensation expenses primarily include salary, bonus, benefits, and stock-based compensation expense. Allocated overhead is determined based on an allocation of shared costs, such as facilities (including rent and utilities) and information technology costs, among all departments based on employee headcount. As such, allocated shared costs are reflected in each of the expense categories.
Sales and Marketing

Sales and marketing expenses primarily consist of advertising and other ancillary expenses related to merchant, consumer, and Dasher acquisition, including certain consumer referral credits and Dasher referral fees paid to the referrers to the extent they represent fair value of acquiring a new consumer or a new Dasher, brand marketing expenses, personnel-related compensation expenses for sales and marketing employees, and commissions expense including amortization of deferred contract costs, as well as allocated overhead. Advertising expenses were $81 million, $446 million, and $698 million for the years ended December 31, 2018, 2019, and 2020, respectively.
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to the Company’s platform, as well as expenses associated with the licensing of third-party software and allocated overhead.
General and Administrative
General and administrative expenses primarily consist of legal, tax, and regulatory expenses, which include litigation settlement expenses and sales and indirect taxes, personnel-related compensation expenses related to administrative employees, which include finance and accounting, human resources and legal, chargebacks associated with fraudulent credit card transactions, professional services fees, acquisition-related expenses, and allocated overhead.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation and amortization expenses associated with the Company’s property and equipment and intangible assets. Depreciation includes expenses associated with equipment for merchants, including equipment for merchants under finance leases, computer equipment and software, office equipment, and leasehold improvements. Amortization includes expenses associated with the Company’s capitalized software and website development costs, as well as acquired intangible assets. Depreciation and amortization are excluded from cost of revenue and operating expenses.
Net Loss Per Share Attributable to Common Stockholders
The Company computes net loss per common share following the two-class method required for multiple classes of common stock and participating securities. The Company considers its previously outstanding redeemable convertible preferred stock to be participating securities. The two-class method requires income (loss) available to common stockholders for the period to be allocated between multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been distributed. The holders of the Company’s redeemable convertible preferred stock would be entitled to dividends in preference to common stockholders, at specified rates, if declared. Such dividends are not cumulative. Any remaining earnings would be distributed among the holders of redeemable convertible preferred stock and common stock pro rata on an as-converted basis. These holders of the Company’s redeemable convertible preferred stock are not contractually obligated to participate in the Company’s losses. As such, the Company’s net losses for the years ended December 31, 2018, 2019, and 2020 were not allocated to these participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock, and Class C common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock shared proportionately in the Company’s net losses. No shares of Class C common stock were issued and outstanding as of December 31, 2020. Prior to the completion of the IPO, there were no shares of Class B common stock issued and outstanding.
Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net loss per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per common share is the same as basic net loss per common share, because all potentially dilutive securities are anti-dilutive. Vested RSUs that have not been settled have been included in the appropriate common share class used to calculate basic net loss per share.
Upon completion of the Company's IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 239 million shares of common stock and their carrying amount reclassified into stockholders' (deficit) equity. As of December 31, 2020, there were no shares of redeemable convertible preferred stock issued and outstanding.
Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal, consulting, accounting, and other fees relating to the anticipated sale of the Company’s common stock in the IPO, are initially capitalized and recorded in other assets on the consolidated balance sheets. As of December 31, 2019, deferred offering costs capitalized was $5 million. After the IPO, all deferred offering costs were reclassified into stockholders' (deficit) equity as a reduction of the IPO proceeds on the consolidated balance sheets.
Leases
The Company applies the guidance in Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASC 842”). The Company adopted ASC 842 on January 1, 2019, using the modified retrospective transition method and used the effective date as the date of initial application. Consequently, financial information is not updated and the disclosures required under ASC 842 are not provided for dates and periods before January 1, 2019. The Company elected the package of practical expedients available in the leasing transition guidance, and therefore did not reassess whether existing or expired contracts contain leases, lease classification, or initial direct costs. Additionally, the Company has elected the practical expedient to not separate lease and non-lease components for all of the Company’s leases. The Company also has elected the short-term lease exception for all classes of assets, and therefore does not apply the recognition requirements for leases of 12 months or less. Expense related to short-term leases is recognized either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable. Variable lease payments were not material for the years ended December 31, 2019 and 2020. The Company did not utilize the practical expedient allowing the use of hindsight in determining the lease term and in assessing impairment of its operating lease right-of-use (“ROU”) assets.
The Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company’s classes of assets that are leased include real estate leases and equipment leases. Operating leases consist of real estate leases and are included in operating lease ROU assets and operating lease liabilities on the Company’s consolidated balance sheets. Finance leases consist of equipment leases and are included in property and equipment, net on the Company’s consolidated balance sheets.
The Company’s real estate leases are for an initial period between one and 15 years, and typically include renewal options, the election of which is at the option of the Company. The Company includes renewal options in the measurement of lease liabilities only to the extent the option is reasonably certain to be exercised. For leases that provide the option to terminate, the lease term includes periods covered by such options to the extent the Company is reasonably certain not to exercise the option.
The Company subleases certain portions of buildings subject to operating leases. The terms and conditions of the subleases are commensurate with the terms and conditions within the original operating leases. The term of the subleases generally range from four to five years, payments are fixed within the contracts, and there are no residual value guarantees or other restrictions or covenants in the leases.
When the discount rate implicit in the lease cannot be readily determined, the Company uses the applicable incremental borrowing rate at lease commencement in order to discount lease payments to present value for purposes of performing lease classification tests and measuring the lease liability. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Because the Company does not generally borrow on a collateralized basis, it uses a derived unsecured synthetic credit rating adjusted for collateralization, current available yield curves, and the lease term as inputs to derive an appropriate incremental borrowing rate.
Recent Accounting Pronouncements Adopted
In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” ("ASU 2016-13"). The new guidance requires the measurement and recognition of expected credit losses for financial assets held at amortized costs. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. Effective on December 31, 2020, the Company lost its emerging growth company ("EGC") status which accelerated the requirement of the adoption of ASU 2016-13. As a result, the Company adopted 2016-13 using the modified retrospective approach as of January 1, 2020. The cumulative effect upon adoption was not material to its consolidated financial statement.

Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, this standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. This guidance was effective for the Company beginning on January 1, 2021 and is not expected to have a material impact on its consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)" which removes separation models for convertible debt with a cash conversion feature and convertible instruments with a beneficial conversion feature. Such convertible debt will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. For public business entities, the standard is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of the update on its consolidated financial statements.
In October 2020, the FASB issued ASU 2020-10, "Codification Improvements", which improves the Codification by having all disclosure-related guidance available in the Disclosure Sections of the Codification and also contains Codification improvements that vary in nature. For public business entities, this amendment is effective for fiscal years beginning after December 15, 2020. The amendments in this Update should be applied retrospectively. The Company does not believe the amendments will have a material impact on the disclosures to its consolidated financial statement.
3. Revenue
The following tables present the Company’s revenue disaggregated by offering and by geographical region.
Revenue by offering was as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
Core business	$282	$876	$2,886
Other revenue	9	9	—
Total revenue	$291	$885	$2,886
Core business is primarily comprised of Marketplace, which includes Pickup and DoorDash for Work, and Drive.
Revenue by geographic area is determined based on the address of the merchant, or in the case of DashPass, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
United States	$282	$877	$2,875
International	9	8	11
Total revenue	$291	$885	$2,886
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers for DashPass subscriptions, certain consumer credits as well as other transactions for which the revenue is recognized over time. The contract liabilities balance was $13 million and $108 million as of December 31, 2019 and 2020, respectively, and the increase was primarily driven by increased sales of gift card in the year ended December 31, 2020.

Deferred Contract Costs
Deferred contract costs represent direct and incremental costs incurred to acquire or fulfill the Company’s contracts, consisting of sales commissions and costs related to merchant onboarding, which the Company expects to recover. Deferred contract costs are amortized on a straight-line basis over the expected period of benefit, which the Company determined by considering historical attrition rates and other factors. Deferred contract costs are recorded in prepaid expenses and other current assets and other assets on the consolidated balance sheets. Amortization of deferred contract costs related to sales commissions is recognized in sales and marketing expense and amortization of deferred contract costs related to merchant onboarding is recognized in cost of revenue, exclusive of depreciation and amortization in the consolidated statements of operations. A summary of activities related to deferred contract costs was as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
Beginning balance	$2	$6	$21
Capitalization of deferred contract costs	5	19	32
Amortization of deferred contract costs	(1)	(4)	(10)
Ending balance	$6	$21	$43
Deferred contract costs, current	$2	$4	$16
Deferred contract costs, non-current	4	17	27
Total deferred contract costs	$6	$21	$43
4. Acquisitions
Caviar Acquisition
On October 31, 2019, the Company acquired Caviar in an effort to help grow its business, advance its strategy of offering consumers differentiated merchant selection, and enable the Company to cater to even more food preferences and occasions. The acquisition has been accounted for under the acquisition method of accounting. The acquisition date fair value of the consideration transferred was $411 million, which consisted of $311 million in cash, including $1 million in seller transaction costs settled at closing, and $100 million of the Company’s Series G redeemable convertible preferred stock. The Company’s acquisition-related costs were $5 million and all costs were recorded as general and administrative expenses on the Company’s consolidated statements of operations during the period in which they were incurred.
The total purchase consideration of the Caviar acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. Management determined the fair values based on a number of factors, including a valuation from an independent third-party valuation firm. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill is attributable to the assembled workforce and anticipated synergies from the future growth and strategic advantages in the food delivery industry. The goodwill recorded in connection with the acquisition of Caviar is deductible for tax purposes.
The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

October 31, 2019
Prepaid expenses and other current assets	$4
Intangible assets	106
Goodwill	305
Accrued expenses and other current liabilities	(3)
Other liabilities	(1)
Total purchase price	$411
The following table sets forth the components of identifiable intangible assets acquired (in millions) and their estimated useful lives as of the date of acquisition (in years):

	Estimated Useful Life	October 31, 2019
Existing technology	1.5	$45
Vendor relationships	13.0	45
Courier relationships	1.5	1
Customer relationships	3.0	9
Trade name and trademarks	3.0	6
Total acquired intangible assets		$106
Existing technology acquired primarily consists of Caviar’s online and mobile platform for restaurant pickup and delivery orders. The estimated fair value of the existing technology and vendor relationships was determined based on the present value of the expected cash flows to be generated by each existing technology and existing vendor respectively. The Company expects to amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.
Included within the prepaid expenses and other current assets acquired is an indemnification asset of $3 million, which relates to a corresponding assumed liability of $3 million related to a probable and estimable legal settlement for which Square, Inc. has provided an indemnification to the Company.
The amount of revenue from Caviar included in the consolidated statements of operations for the year ended December 31, 2019 was $15 million.
The following unaudited pro forma results presents the combined revenue and net loss as if the Caviar acquisition had been completed on January 1, 2018, the beginning of the comparable annual reporting period. The unaudited pro forma information is based on estimates and assumptions which the Company believes are reasonable and primarily reflects adjustments for the pro forma impact of additional amortization related to the fair value of acquired intangible assets and transaction costs. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The unaudited pro forma results were as follows (in millions):

	Year Ended December 31,
	2018	2019
Revenue	$361	$971
Net loss	(291)	(726)
Other Acquisitions
During the year ended December 31, 2019, the Company completed the acquisition of Scotty Labs, Inc., which was accounted for under the acquisition method of accounting. The acquisition date fair value of the consideration transferred was $5 million. The total purchase consideration was allocated to the tangible and intangible assets acquired, and liabilities assumed, which primarily consisted of $4 million of intangible assets. The identifiable intangible assets acquired consisted entirely of existing technology, which has an estimated remaining useful life of 2 years as of December 31, 2019. Additionally, the Company recorded $1 million of goodwill, which represented the excess of the purchase price over the net assets acquired.
In December 2020, the Company completed the acquisition of all outstanding shares of a technology manufacturing company, which was accounted for under the acquisition method of accounting. The total purchase consideration was approximately $30 million, of which $3 million was recorded in accrued expenses and other current liabilities. The total purchase consideration was allocated to the tangible and intangible assets acquired, and liabilities assumed, which primarily consisted of $22 million of intangible assets. The intangible assets acquired consisted entirely of existing technology, which has an estimated remaining useful life of 8 years as of the date of the acquisition. Additionally, the Company recorded $10 million of goodwill, which represented the excess of the purchase price over the net assets acquired.

These acquisitions are not material to the Company for the periods presented and therefore, pro forma information has not been presented.
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the periods presented were as follows (in millions):

Total
Balance as of December 31, 2018	$—
Acquisitions	306
Balance as of December 31, 2019	306
Acquisitions	10
Balance as of December 31, 2020	$316
There was no goodwill impairment during the periods presented. See Note 4 for further details of goodwill recorded.
Intangible assets, net consisted of the following as of December 31, 2019 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	1.4	$49	$(6)	$43
Vendor relationships	12.8	45	(1)	44
Courier relationships	1.3	1	—	1
Customer relationships	2.8	9	—	9
Trade name and trademarks	2.8	6	—	6
Balance as of December 31, 2019		$110	$(7)	$103
Intangible assets, net consisted of the following as of year ended December 31, 2020 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	7.6	$71	$(48)	$23
Vendor relationships	11.8	45	(4)	41
Courier relationships	0.3	1	(1)	—
Customer relationships	1.8	9	(3)	6
Trade name and trademarks	1.8	6	(2)	4
Balance as of December 31, 2020		$132	$(58)	$74
As a result of the Company’s progress of integrating Caviar into its existing technology platform, the Company evaluated the remaining useful life of existing technology in February 2020 and determined there was a change in the estimated useful life of this asset that would require an acceleration of the amortization expense. The useful life of Caviar existing technology was reduced to 0.7 years at the time of the change in estimate, resulting in additional amortization expense of $15 million for the year ended December 31, 2020.
Amortization expense associated with intangible assets was zero, $7 million, and $51 million for the years ended December 31, 2018 , 2019 and 2020, respectively.
The estimated future amortization expense of intangible assets as of December 31, 2020 was as follows (in millions):

Year Ending December 31,	Amortization Expense
2021	$13
2022	10
2023	6
2024	6
2025	6
Thereafter	33
Total estimated future amortization expense	$74

6. Fair Value Measurements
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Corporate bonds	$—	$2	$—	$2
Short-term marketable securities
Commercial paper	—	8	—	8
Corporate bonds	—	110	—	110
U.S. government agency securities	—	43	—	43
U.S. Treasury securities	—	347	—	347
Total	$—	$510	$—	$510

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
U.S. Treasury securities	$—	$3	$—	$3
Short-term marketable securities
Commercial paper	—	76	—	76
Corporate bonds	—	51	—	51
U.S. government agency securities	—	23	—	23
U.S. Treasury securities	—	364	—	364
Total	$—	$517	$—	$517
The fair value of the Company’s Level 1 financial instruments is based on quoted market prices for identical instruments in active markets. The fair value of the Company’s Level 2 fixed income securities is obtained from an independent pricing service, which may use quoted market prices for identical or comparable instruments in less active markets or model driven valuations using observable market data or inputs corroborated by observable market data. The forward contract that was entered into and settled during the year ended December 31, 2019 was a Level 3 financial instrument. See Note 11 for more information regarding the forward contract.
There were no Level 3 assets or liabilities as of December 31, 2019 and 2020.

7. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2019
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Corporate bonds	$1	$1	$—	$2
Short-term marketable securities
Commercial paper	8	—	—	8
Corporate bonds	110	—	—	110
U.S. government agency securities	43	—	—	43
U.S. Treasury securities	347	—	—	347
Total	$509	$1	$—	$510

	December 31, 2020
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
U.S. Treasury securities	$3	$—	$—	$3
Short-term marketable securities
Commercial paper	76	—	—	76
Corporate bonds	51	—	—	51
U.S. government agency securities	23	—	—	23
U.S. Treasury securities	364	—	—	364
Total	$517	$—	$—	$517
No individual security incurred continuous unrealized losses for greater than twelve months as of December 31, 2019 and 2020.
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2019	December 31, 2020
Equipment for merchants	$55	$111
Computer equipment and software	12	22
Capitalized software and website development costs	25	86
Leasehold improvements	31	57
Office equipment	7	11
Construction in progress	10	27
Total	140	314
Less: Accumulated depreciation and amortization	(39)	(104)
Property and equipment, net	$101	$210
Included within equipment for merchants was $4 million of assets under finance leases, which was fully amortized as of December 31, 2019. No new finance leases were entered during the year ended December 31, 2020. Depreciation expense on finance leases was not material in the periods presented.
Depreciation expenses were $6 million, $20 million, and $52 million for the years ended December 31, 2018, 2019, and 2020, respectively.

The Company capitalized $4 million, $15 million, and $61 million in capitalized software and website development costs during the years ended December 31, 2018, 2019, and 2020, respectively. Capitalized software and website development costs are included in property and equipment, net on the consolidated balance sheets. Amortization of capitalized software and website development costs was $3 million, $5 million, and $17 million for the years ended December 31, 2018, 2019, and 2020, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2019	December 31, 2020
Litigation reserves	$99	$178
Sales tax payable and accrued sales and indirect taxes	51	149
Accrued operations related expenses	40	139
Accrued advertising	24	62
Dasher and merchant payable	27	110
Credits issued to consumers	14	28
Insurance reserves	15	55
Contract liabilities	13	108
Other	62	114
Total	$345	$943
8. Leases
The Company leases its facilities under non-cancelable lease agreements which expire between 2021 and 2035. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Under such arrangements, the Company recognizes a ROU asset and lease liability on the consolidated balance sheets. Rent expense is recognized on a straight-line basis over the non-cancelable lease term. The Company also leased equipment for merchants under finance lease agreements and such assets were recorded within property and equipment, net on the consolidated balance sheets. Most of the Company’s leases are operating leases, and activities related to finance leases were not material for the periods presented.
Rent expense, net of sublease income, was $10 million, $29 million, and $46 million during the years ended December 31, 2018, 2019, and 2020, respectively.
In June 2019, the Company subleased its previous headquarters office space to another company (the “Sublessee”). The sublease required Sublessee to pay 100% of any rent and other related expenses due and payable under the existing lease with the landlord (the “Head Lease”), however the Company was not relieved from its legal obligation to the landlord under the Head Lease. Accordingly, as of December 31, 2019, an operating lease liability and an operating lease ROU asset was reflected on the Company’s consolidated balance sheets related to the Head Lease. Prior to April 2020, all payments due and payable by Sublessee were made timely.
In early April 2020, as a result of a disruption to Sublessee’s business due to the COVID-19 pandemic, Sublessee informed the Company that it would not be making any future monthly rent payments. Accordingly, the Company ceased recognizing sublease income beginning in April 2020, and further determined that an impairment existed and recognized an impairment charge of $11 million during the year ended December 31, 2020, reducing the carrying value of the ROU asset to its estimated fair value. Fair value of the ROU asset was estimated using an income-approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent. As of December 31, 2020, the Company was continuing its efforts to obtain a subtenant for this space.
The components of lease costs related to the Company’s operating leases included in the consolidated statements of operations for the periods presented were as follows (in millions):

	Year Ended December 31,
	2019	2020
Operating lease cost	$22	$40
Short-term lease cost	10	11
Sublease income	(3)	(5)
Total lease cost	$29	$46
Lease terms and discount rates for operating leases were as follows:

	December 31, 2019	December 31, 2020
Weighted-average remaining lease term (in years)	10.2	10.7
Weighted-average discount rate	7.12%	8.06%
Supplemental cash flow and non-cash information was as follows (in millions):

	Year Ended December 31,
	2019	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$12	$32
Financing cash flows for finance leases	$1	$—
ROU assets obtained in exchange for new lease liabilities
Operating leases	$137	$69
As of December 31, 2019 and 2020, the Company had entered into long term non-cancelable real estate lease contracts of $246 million and $120 million, respectively, for which leases have not yet commenced. Such leases are not included in the operating lease ROU assets and operating lease liabilities on the consolidated balance sheets.
As of December 31, 2020, the future minimum lease payments required under operating leases were as follows (in millions):

Year Ending December 31,	Amount
2021	$36
2022	46
2023	46
2024	44
2025	42
Thereafter	319
Total future minimum lease payments	533
Less: Lease not commenced	(120)
Less: Imputed interest	(145)
Less: Tenant improvement receivable	(15)
Present value of future minimum lease payments	$253
Future minimum sublease income as of December 31, 2020 is not material.

9. Promissory Notes
2017 Convertible Promissory Notes
In September and December 2017, the Company entered into Note Purchase Agreements pursuant to which the Company issued convertible promissory notes with an aggregate principal amount of $60 million (the “Notes”) to two existing investors and one new investor. The Notes accrued interest at the rate of 1.29% per annum. The Notes could be redeemed or converted into redeemable convertible preferred stock upon either, (i) a change in control, or (ii) an equity financing of at least $50 million. The Notes could also be accelerated upon the occurrence of a customary event of default. In 2018, the Company issued Series D redeemable convertible preferred stock, thereby satisfying the Notes’ conversion condition. As a result, the outstanding principal and accrued interest of $60 million converted into a total of 11,752,210 shares of Series D redeemable convertible preferred stock, which were converted into Class A common stock upon the Company's IPO.
Promissory Note Issued to Not-for-Profit Organization
In October 2019, the Company entered into a $30 million promissory note (the “Promissory Note”) with a third-party not-for-profit organization to support a 2020 ballot initiative in California. The Promissory Note does not bear interest, and the Company has rights to demand repayment to the extent such funds have not been spent by the not-for-profit organization. The Promissory Note, less any amounts spent, is payable to the Company upon the earlier of (i) the Company demanding a repayment or (ii) by December 31, 2020. The Company initially recorded the Promissory Note as a prepaid expense and other current asset on the consolidated balance sheet and the Company’s portion of amounts spent by the not-for-profit organization are recorded as general and administrative expenses as the funds are spent. As of December 31, 2019, the carrying value of the Promissory Note was $29 million, and was recorded in prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2020, the carrying value of the Promissory Note was zero as it was spent in full. During the years ended December 31, 2019 and 2020, the Company recorded $1 million and $29 million, respectively, in general and administrative expenses in the consolidated statements of operations.
2020 Convertible Promissory Notes
In February 2020, the Company issued convertible notes for an aggregate principal amount of $340 million with an initial maturity date in March 2025 (the “2020 Notes”). The Company received net proceeds of $333 million, net of $2 million in debt issuance costs, reflecting an original issue discount on the principal of $5 million. The interest rate is 10.00% per annum, payable quarterly in arrears. At the election of the Company, interest is to be paid in cash or by increasing the principal amount of the 2020 Notes by payment-in-kind. The 2020 Notes will be automatically converted upon the later of (i) the one-year anniversary of the issuance date of the 2020 Notes and (ii) the trading day that is the tenth trading day immediately following the date of a Qualified Public Company Event ((i) and (ii), in either case, the “initial conversion date”). A Qualified Public Company Event for purposes of the 2020 Notes means any transaction, including a direct listing or an initial public offering, that (a) results in the Company’s common stock being registered under Section 12(b) of the Exchange Act of 1934, as amended, and listed on the NYSE, the Nasdaq Global Select Market, or the Nasdaq Global Market and (b) in connection with a firm commitment underwritten initial public offering with net proceeds of at least $100 million. If, following a Qualified Public Company Event, the conversion reference price for the 2020 Notes implies a market capitalization for the Company that is less than $10 billion, the 2020 Notes will automatically convert into a new non-convertible note bearing identical terms to the 2020 Notes (other than with respect to conversion), which is prepayable without penalty at the Company’s option at any time. For purposes of the 2020 Notes, the “conversion reference price” means the arithmetic average of the daily volume-weighted average price of the Company’s common stock for the ten trading days immediately prior to the initial conversion date. If, following a Qualified Public Company Event, the conversion reference price for the 2020 Notes implies a market capitalization for the Company greater than $10 billion, the 2020 Notes will automatically convert into shares of the Company’s common stock over a 40-trading day period based on the daily volume-weighted average price per share of the Company’s common stock during such period; provided, the Company may, in its sole discretion, elect to deliver cash in lieu of shares of common stock in connection with such conversion.
As of December 31, 2020, the 2020 Notes had a carrying value of $364 million on the consolidated balance sheets, consisting of the unpaid principal balance of $340 million, plus unpaid accrued payment-in-kind interest of $30 million, net of unamortized debt issuance costs of $1 million and unamortized original issue discount of $5 million. The Company amortizes the debt issuance costs and the original issue discount over the period until the initial maturity date of the 2020 Notes. Amortization of debt issuance costs and the original issue discount were not material for the year ended December 31, 2020.

10. Commitments and Contingencies
Legal Proceedings
From time to time, the Company may be a party to litigation and subject to claims incidental to its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of these matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources, and other factors. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable, requiring recognition of a loss accrual, or whether the potential loss is reasonably possible, requiring potential disclosure. Legal fees are expensed as incurred.
The Company has been and continues to be involved in numerous legal proceedings related to Dasher classification, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex Operations West, Inc. v. Superior Court (“Dynamex”). The California Legislature passed legislation (“AB 5”), that was signed into law in September 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application and created numerous carve-outs, which may have an adverse effect on the Company’s business, financial condition, and results of operations, and may lead to increased legal proceedings and related expenses and may require the Company to significantly alter its existing business model and operations. Further, an increasing number of jurisdictions are considering implementing standards similar to the test set forth in Dynamex to determine worker classification.
On November 19, 2019, the District of Columbia filed an action in the Superior Court of the District of Columbia alleging violations of the District of Columbia’s Consumer Protection Procedures Act with respect to the Company’s Dasher pay model that was in effect from approximately September 2017 through September 2019. On November 24, 2020, the Company agreed to a Consent Order and Judgment that resolved the matter with the Company paying $3 million. The Consent Order and Judgment was signed by the Court on November 30, 2020. The Company recorded a $3 million expense in the consolidated statements of operations within general and administrative expense during the year ended December 31, 2020 for this case.
The Company is currently the subject of regulatory and administrative investigations, audits, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of delivery providers, the Dasher pay model, and other matters.
In October 2019, the Company made an offer, and in December 2019 it filed a settlement agreement, of $40 million with the representatives of Dashers that had filed actions in the States of California and Massachusetts in order to settle claims under the Private Attorney General Act and class action claims alleging worker misclassification of Dashers against the Company. These actions were filed by and on behalf of Massachusetts Dashers that utilized the DoorDash platform since September 2014 and California Dashers that utilized the DoorDash platform since August 2016. On June 8, 2020, the Company entered into an amended settlement agreement to increase the total amount to be paid by the Company from $40 million to $41 million. In October 2020, the Company entered into an amended settlement agreement to increase the total amount to be paid by the Company from $41 million to $89 million.
In March 2020, the Company reached an agreement to resolve worker misclassification claims associated with certain Dashers and Caviar delivery providers who have entered into arbitration agreements with the Company. Under the agreement, certain Dashers and Caviar delivery providers are eligible for settlement payments, subject to a threshold number of the covered individuals entering into individual settlement agreements. The Company anticipates that the aggregate amount of payments to Dashers and Caviar delivery providers under these individual settlement agreements, including attorneys’ fees, will be approximately $70 million. In July 2020, the Company transferred $69 million into an escrow account, the settlement amount will be released and paid to claimants and claimants’ attorneys if a minimum number of claimants agree to release their claims against the Company by the date specified within the settlement agreement. In December 2020, the number of claimants who agreed to release their claims against the Company exceeded the minimum and the Company is committed to release the settlement amount in the escrow account to claimants and claimants' attorneys in the first quarter of 2021. As of December 31, 2020, the settlement amount was included in prepaid expenses and other current assets on the consolidated balance sheets.
In July and August 2020, the Company reached additional agreements to resolve worker misclassification claims associated with certain Dashers and Caviar delivery providers who have entered into arbitration agreements with the Company. Under these agreements, certain Dashers and Caviar delivery providers are eligible for settlement payments, subject to a threshold number of the covered individuals entering into individual settlement agreements. The Company anticipates that the aggregate amount of payments to Dashers and Caviar delivery providers under these individual settlement agreements, including attorneys’ fees, will be approximately $16 million.
The Company recorded the impact of these worker misclassification settlements in the respective period in which the claims relate, resulting in general and administrative expense of $11 million, $68 million, and $83 million for the years ended December 31, 2018, 2019, and 2020, respectively.
In June 2020, the San Francisco District Attorney filed an action in the Superior Court of California, County of San Francisco, alleging that the Company misclassified Dashers as independent contractors as opposed to employees in violation of the California Labor Code and the California Unfair Competition Law, among other allegations. This action is seeking both restitutionary damages and a permanent injunction that would bar the Company from continuing to classify Dashers as independent contractors. In August 2020, the San Francisco District Attorney filed a motion for preliminary injunction that would bar the Company from continuing to classify Dashers in California as independent contractors during the pendency of this case. In December 2020, the San Francisco District Attorney withdrew its request for preliminary injunction. It is a reasonable possibility that a loss may be incurred; however, the possible range of losses is not estimable given the status of the case.
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent, or other intellectual property infringement claim by any third-party with respect to its technology. The terms of these indemnification agreements are generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements.
The Company has entered into or will enter into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.
No liability associated with such indemnifications was recorded as of December 31, 2019 and 2020.
Non-cancelable Purchase Commitments
The Company has non-cancelable purchase commitments, which primarily relate to the purchase of onboarding, data processing, technology platform infrastructure, and advertising services. These purchase commitments are not recorded as liabilities on the consolidated balance sheets as of December 31, 2019 and 2020 as the Company has not yet received the related services. As of December 31, 2020, the future minimum payments under the Company’s non-cancelable purchase commitments were as follows (in millions):

Year Ending December 31,	Amount
2021	$119
2022	112
2023	104
2024	79
2025	2
Total future minimum payments	$416
Bank Commitments and Letters of Credit
In October 2019, the Company entered into letters of credit, established primarily for real estate leases and insurance policies. The reimbursement obligations under these letters of credit are secured by cash held in restricted depository accounts. As of December 31, 2019 the Company had $30 million of letters of credit outstanding. During the year ended December 31, 2020, the Company terminated these letters of credit.
Additionally, in November 2019, the Company entered into a revolving credit and guaranty agreement which provides for a $300 million unsecured revolving credit facility maturing on November 19, 2024. Loans under the credit facility bear interest, at the Company’s option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted LIBOR rate for a one-month interest period plus 1.00%, or (ii) an adjusted LIBOR rate plus a margin equal to 1.00%. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee of 0.10%. The credit agreement contains customary affirmative covenants, such as financial statement reporting requirements and restrictions on the use of proceeds, as well as customary negative covenants that restrict its ability and its subsidiaries’ ability to, among other things, incur additional indebtedness, incur liens, declare cash dividends in the entirety or make certain other distributions, merge or consolidate with other companies or sell substantially all of its assets, make investments, loans and acquisitions, and engage in transactions with affiliates.
In August 2020, the Company amended and restated its existing revolving credit and guaranty agreement to provide for $100 million of incremental revolving loan commitments, effective upon consummation of an IPO of the Company’s common stock on or prior to August 7, 2021, for total revolving commitments of $400 million. The amendment and restatement also extended the maturity date for the revolving credit facility from November 19, 2024 to August 7, 2025.
As of December 31, 2019 and 2020, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2019, there were no amounts drawn related to this agreement. As of December 31, 2020, no amounts were drawn and the Company had $44 million of issued letters of credit outstanding from the revolving credit and guaranty agreement.
11. Redeemable Convertible Preferred Stock
In June 2020, the Company entered into a Series H redeemable convertible preferred stock purchase agreement pursuant to which it issued a total of 8,321,395 shares of Series H redeemable convertible preferred stock at $45.9062 per share for gross proceeds of $382 million. The preferred stock issuance costs were not material.
The Company previously issued Series A-1, Series A, Series B, Series C, Series D, Series E, Series F, and Series G prior to 2020. Immediately prior to the completion of the IPO on December 9, 2020, all outstanding shares of the Company’s redeemable convertible preferred stock converted into an aggregate of 239,269,631 shares of Class A common stock.
The following table summarizes the redeemable convertible preferred stock outstanding immediately prior to the conversion into common stock, and the rights and preferences of the Company’s respective series preceding the Company’s IPO in December 2020 (in millions, except share amounts which are reflected in thousands, and per share data):

Series	Shares Authorized	Shares Issued and Outstanding	Issuance Price		Per Share Conversion Price	Aggregate Liquidation Preference	Carrying Value
Series A-1	13,330	13,330	$0.15		$0.15	$2	$7
Series A	27,159	27,159	0.73		0.73	20	20
Series B	7,925	7,925	5.68		5.48	45	45
Series C	26,839	26,839	4.79		4.79	128	128
Series D	98,008	98,008	5.51	(1)	5.51	540	535
Series E	18,055	18,055	13.85		13.85	250	250
Series F	18,186	18,186	22.48		22.48	409	476
Series G	21,165	21,165	37.94		37.94	803	803
Series H	9,351	8,316	45.91		45.91	382	382
Total	240,018	238,983				$2,579	$2,646

(1) The issuance price for Series D redeemable convertible preferred stock was $5.50688, except for shares issued via the conversion of certain of the outstanding convertible promissory notes issued in 2017, for which the conversion price was $4.78778 per share.
Forward Contract In Connection with Issuance of Series F Redeemable Convertible Preferred Stock
In February 2019, the Company issued a total of 13,736,615 shares of Series F redeemable convertible preferred stock at $22.4751 per share for gross proceeds of $309 million. To accommodate the timing of regulatory approvals required by an existing investor (who did not participate in the initial issuance of Series F redeemable convertible preferred stock), the Company committed to sell 4,449,370 shares of Series F redeemable convertible preferred stock at $22.4751 per share for gross proceeds of $100 million to this investor in a subsequent closing, which ultimately occurred in May 2019. The preferred stock issuance costs were not material. At the date of the initial closing, the Company determined that the commitment to defer the sale of shares of Series F redeemable convertible preferred stock to this investor represented a freestanding instrument that should be classified as a liability and measured at fair value on a recurring basis, with changes in fair value recognized in other expense, net in the consolidated statements of operations. The initial measurement of the liability at its fair value of $1 million was recorded with a corresponding reduction recognized in additional paid-in capital as a deemed dividend distributed to the investor. Immediately prior to the subsequent closing in May 2019, the fair value of the liability was determined to be $68 million, resulting in an expense of $67 million recorded to other (expense) income, net in the consolidated statements of operations which was attributable to the increase in the fair value of Series F redeemable convertible preferred stock. Upon the subsequent closing, the carrying amount of the liability was reclassified to mezzanine equity.
The fair value of the liability (valued as a forward contract) at issuance and as of subsequent closing was determined with the following assumptions:

	As of February 22, 2019	As of May 14, 2019
Current forward price per share	$22.48	$37.76
Contractual forward price per share	$22.48	$22.48
Risk-free rate	2.46%	2.41%
Expected years until subsequent closing	0.23	—
Present value of contractual forward price per share	$22.35	$22.48
Value of the forward contract per share	$0.13	$15.28
Number of preferred shares issued in the subsequent closing	4,449,370	4,449,370
Fair value of forward contract liability (in millions)	$1	$68
As of December 31, 2020, there was no preferred stock issued and outstanding.
12. Common Stock
Common Stock Reserved for Future Issuance
The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis (in thousands):

	December 31, 2019	December 31, 2020
Conversion of outstanding redeemable convertible preferred stock	230,953	—
Stock options issued and outstanding under the 2014 Plan	36,247	33,802
RSUs outstanding under the 2014 and 2020 Plan	15,924	34,939
Remaining shares available for future issuance	10,478	32,210
Shares available for issuance under the 2020 Employee Stock Purchase Plan	—	6,499
Total	293,602	107,450
2014 Equity Incentive Plan
In March 2014, the Company adopted the 2014 Stock Option Plan, as amended, or the 2014 Plan, which provided for the granting of stock options to employees, consultants, and advisors of the Company. Options granted under the 2014 Plan are either incentive stock options or nonqualified stock options. Options under the 2014 Plan were granted for a term of up to ten years (or five years if the option was an incentive stock option granted to a greater than 10% stockholder) and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Company’s board of directors; provided, however, that the exercise price of an incentive stock option granted to a greater than 10% stockholder could not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years.
The 2014 Plan allowed for the early exercise of options. Under the terms of the 2014 Plan, option holders, upon early exercise, were required to sign a restricted stock purchase agreement that gave the Company the right to repurchase any unvested shares, at the original exercise price, in the event the grantees’ employment terminated for any reason. The repurchase right lapses over time as the shares vest at the same rate as the original option vesting schedule. Stock-based awards forfeited, cancelled, or repurchased generally were returned to the pool of shares of common stock available for issuance.
In connection with the IPO, the 2014 Plan was terminated effective immediately prior to the effectiveness of the 2020 Equity Incentive Plan ("2020 Plan") and the Company ceased granting any additional awards under the 2014 Plan. All outstanding awards under the 2014 Plan at the time of the termination of the 2014 Plan remain subject to the terms of the 2014 Plan, and any shares underlying stock options that expire or terminate or are forfeited or repurchased by the Company under the 2014 Plan were automatically transferred to the 2020 Plan.
2020 Equity Incentive Plan
In November 2020, the Company's board of directors adopted, and the Company's stockholders approved, the 2020 Plan, which became effective one business day prior to the effective date of the IPO Registration Statement. The 2020 Plan provides for the granting of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares for the Company's Class A common stock to the Company's employees, directors, and consultants. Stock-based awards under the 2020 Plan that expire or are forfeited, canceled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2020 Plan. In addition, the number of shares of the Company's Class A common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2021 in an amount equal to the least of (i) 32,493,000 shares, (ii) five percent (5%) of the total number of all classes of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (iii) such other number of shares determined by the Company's board of directors prior to the applicable January 1.
The exercise price of the options granted under the 2020 Plan will at least be equal to the fair market value of our Class A common stock on the date of grant. The options may be granted for a term of up to ten years (or five years if the option is an incentive stock option granted to a greater than 10% stockholder) and at prices no less than 100% of the fair market value of the shares on the date of grant, provided, however, that the exercise price of an incentive stock option granted to a greater than 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the 2020 Plan generally vest over four years.
RSUs
Prior to November 2020, the Company granted RSUs that vest only upon the satisfaction of both service-based and liquidity event-related performance vesting conditions. The service-based vesting condition for these awards generally is satisfied over four years. The liquidity event-related performance vesting condition was satisfied upon the effectiveness of the IPO Registration Statement. The liquidity event-related performance vesting condition was achieved upon the effectiveness of the Company’s IPO, resulting in the Company recording cumulative stock-based compensation expense of $279 million for those RSUs for which the service-based vesting condition has been satisfied. Stock-based compensation related to the remaining service-based period after the liquidity event-related performance vesting condition was satisfied will be recorded over the remaining requisite service period. Since November 2020, with the exception of the CEO Performance Award discussed below, the Company granted RSUs that vest only upon the satisfaction of a service-based vesting condition which is generally four years.
CEO Performance Award
In November 2020, the Company’s board of directors approved the grant of 10,379,000 RSUs to the CEO (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. The CEO Performance Award is excluded from Class A common stock issued and outstanding until the satisfaction of these vesting conditions. The CEO Performance Award also provides the holder with certain stockholder rights, such as the right to vote the shares with the other holders of Class A common stock and a right to cumulative declared dividends. However, the CEO Performance Award is not considered a participating security for purposes of calculating net loss per share attributable to common stockholders as the right to the cumulative declared dividends is forfeitable if the service condition is not met.
The CEO Performance Award is eligible to vest beginning on the first trading day 18 months following the day Company’s IPO date, and expiring seven years after the IPO date. The CEO Performance Award comprises nine tranches that are eligible to vest based on the achievement of stock price goals, ranging from $187.60 to $501.00 per share, each of which are referred to as a Company Stock Price Target, measured over a consecutive 180-day trading period during the performance period as set forth below. This measurement period was designed to reward the CEO only if the Company achieved sustained growth in the stock price.

	Company Stock Price Target	Number of RSUs Eligible to Vest
1	$187.60	518,950
2	$226.80	518,950
3	$265.80	1,037,900
4	$305.00	1,037,900
5	$344.00	1,037,900
6	$383.00	1,556,850
7	$422.20	1,556,850
8	$461.20	1,556,850
9	$501.00	1,556,850
The Company calculated the grant date fair value of the CEO Performance Award based on multiple stock price paths developed through the use of a Monte Carlo simulation model. A Monte Carlo simulation model also calculates a derived service period for each of the nine vesting tranches, which is the measure of the expected time to achieve each Company Stock Price Target. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The weighted-average grant date fair value of the CEO Performance Award was $39.8275 per share. The Company will recognize total stock-based compensation expense of $413 million over the derived service period of each tranche, which is between 2.53 to 4.42 years, using the accelerated attribution method as long as the CEO satisfies the service-based vesting condition. If the Company Stock Price Targets are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. Provided that Tony Xu continues to be the Company's CEO, the Company will recognize stock-based compensation expense over the requisite service period, regardless of whether the Company Stock Price Targets are achieved.
The Company recorded $12 million of stock-based compensation expense related to the CEO Performance Award during the year ended December 31, 2020. As of December 31, 2020, unrecognized stock-based compensation expense related to the CEO Performance Award was $401 million.
Stock Award Activities
A summary of activity under the 2014 and 2020 Plan and related information was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

		Options Outstanding
	Shares Available for Grant	Shares subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	10,478	36,247	$2.38	6.92	$1,070
Shares authorized	40,493	—
Options granted	—	—	$—
Options exercised	—	(2,191)	$1.90		129
Options forfeited	254	(254)	$1.94
RSUs granted	(20,126)	—
RSUs forfeited	1,046	—
Shares withheld related to net share settlement, returned to the 2020 Plan	65
Balance as of December 31, 2020	32,210	33,802	$2.42	5.92	$4,744
Exercisable as of December 31, 2020		28,291	$1.95	5.61	$3,983
Vested and expected to vest as of December 31, 2020		33,802	$2.42	5.92	$4,744
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018, 2019, and 2020 was $24 million, $47 million, and $129 million, respectively. The weighted-average grant date fair value of stock options granted during the years ended December 31, 2018 and 2019 was $2.74 and $11.78 per share, respectively. There were no stock options granted during the year ended December 31, 2020.
The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2019	15,924		$508
Granted	20,126	$56.27
Vested	(6,573)	$17.40
Vested and settled	(65)	$10.68
Forfeited	(1,046)	$29.14
Unvested units as of December 31, 2020	28,366		$4,049
The aggregate intrinsic value disclosed in the above table is based on the estimated fair value of the Company’s common stock, or after the IPO, based on the closing price on the NYSE, as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the years ended December 31, 2018, 2019, and 2020 was $7.86, $27.31, and $56.27, respectively. No RSUs vested during the years ended December 31, 2018 and 2019.
Early Exercise of Unvested Stock Options
Shares purchased by employees pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be outstanding shares until those shares vest according to their respective vesting schedules. Cash received from employee exercises of unvested options is treated as a refundable deposit included in accrued expenses and other current liabilities on the consolidated balance sheets. Amounts recorded are reclassified to common stock and additional paid-in capital as the shares vest. As of December 31, 2019 and 2020, there were no unvested shares related to early option exercises.
Stock-Based Compensation Expense
The assumptions used to estimate the fair value of stock options granted for the periods presented were as follows:

Year Ended December 31,
	2018	2019	2020
Expected volatility	54.10% - 57.64%	53.73% - 53.85%	—
Risk-free rate	2.49% - 3.08%	2.35% - 2.36%	—
Dividend yield	—	—	—
Expected term (in years)	5.00 - 6.10	5.91 - 6.03	—
There were no stock options granted during the year ended December 31, 2020.
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
Cost of revenue, exclusive of depreciation and amortization	$3	$2	$31
Sales and marketing	3	2	37
Research and development	11	8	171
General and administrative	7	6	83
Total stock-based compensation expense	$24	$18	$322
As of December 31, 2020, there was $20 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.31 years.
As of December 31, 2020, there was $710 million of unrecognized stock-based compensation expense related to unvested RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance

Award granted in November 2020. The Company expects to recognize this expense over the remaining weighted-average period of 2.91 years.
2020 Employee Stock Purchase Plan
The Company's board of directors adopted, and the Company's stockholders approved, the 2020 Employee Stock Purchase Plan ("the ESPP"), which became effective on the business day immediately prior to the effectiveness of the registration statement on Form S-1 related to the IPO. A total of 6,498,600 shares of Class A common stock were initially reserved for sale under the ESPP. The number of shares of Class A common stock available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the fiscal year following the fiscal year in which the first enrollment date (if any) occurs equal to the least of (i) 6,498,600 shares of Class A common stock, (ii) one and one-half percent (1.5%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the ESPP.
The ESPP includes two components: a component that allows the Company to make offerings intended to qualify under Section 423 of the Code and a component that allows the Company to make offerings not intended to qualify under Section 423 of the Code to designated companies. Subject to any limitations contained therein, the ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase Class A common stock at a discounted price per share.
As of December 31, 2020, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.
13. Tender Offer and Stock Repurchases
In September 2018, the Company was authorized to repurchase up to an aggregate of $100 million in shares of preferred and common stock for $9.60 per share for redeemable convertible preferred stock and $8.40 per share for common stock from certain holders. The tender offer transaction was completed in October 2018 and an aggregate of 189,685 shares of Series A redeemable convertible preferred stock, 107,600 shares of Series A-1 redeemable convertible preferred stock, and 7,014,335 shares of common stock were repurchased by the Company for a total consideration of $62 million.
The purchase price in excess of the carrying value of repurchased Series A and A-1 redeemable convertible preferred stock of $3 million was recorded as a reduction of additional paid-in capital, while the carrying value of the shares repurchased was recorded as a reduction of redeemable convertible preferred stock. The redeemable convertible preferred stock repurchased was retired immediately thereafter. For common stock repurchased from employees, the excess of the purchase price paid by the Company over the fair value of the common stock totaled $9 million and was recorded as stock-based compensation expense during the year ended December 31, 2018. The common stock was retired immediately upon repurchase.
Additionally, in 2018, the Company repurchased 193,775 shares of common stock from two employees as part of the separation arrangement at a price in excess of the fair value on the date of repurchase. Stock-based compensation expense as a result of the repurchase was not material during the year ended December 31, 2018. These shares were retired immediately upon repurchase.
Repurchased common stock from exercised options under the 2014 Plan were returned to the pool of shares reserved for future issuance.
During the years ended December 31, 2019 and 2020, stock repurchase activities were not material.

14. Income Taxes
U.S. and foreign components of consolidated income (loss) before income taxes was as follows (in millions):

	Year Ended December 31,
	2018	2019	2020
United States	$(204)	$(666)	$(463)
Foreign	—	—	5
Loss before income taxes	$(204)	$(666)	$(458)
The Company’s provision for income taxes for the years ended December 31, 2018, 2019, and 2020 was zero, $1 million, and $3 million, respectively. The provision for income taxes primarily consisted of franchise tax and U.S. federal and state income tax, as well as international taxes from foreign operations.
The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2018	2019	2020
Federal tax (benefit) at statutory rate	21%	21%	21%
State tax (benefit) at statutory rate, net of federal benefit	4	4	3
Change in valuation allowance	(25)	(23)	(21)
Stock-based compensation	(1)	—	(2)
Research and development credits	1	1	3
Change in fair value of forward contract liability	—	(3)	—
Non-deductible expenses	—	—	(3)
Non-deductible interest expense	—	—	(2)
Provision for income taxes	—%	—%	(1)%
No deferred tax liabilities for foreign withholding taxes have been recorded relating to the earnings of the Company’s foreign subsidiaries since all such earnings are intended to be indefinitely reinvested. The Company also elected to record the taxes for Global Intangible Low-Taxed Income as a period cost.
The significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2019	2020
Deferred tax assets
Accruals and reserves	$44	$95
Stock-based compensation	5	72
Tax credits carryforward	12	23
Operating leases	46	64
Net operating losses carryforward	200	180
Total gross deferred tax assets	307	434
Less: Valuation allowance	(260)	(357)
Total deferred tax assets net of valuation allowance	47	77
Deferred tax liabilities
Property and equipment and intangible assets	—	(19)
ROU assets	(42)	(51)
Deferred contract costs	(5)	(10)
Total gross deferred tax liabilities	(47)	(80)
Net deferred tax liabilities	$—	$(3)
The Company accounts for deferred taxes under ASC 740, Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Due to the lack of U.S. earnings history, the U.S. federal and state deferred tax assets have been fully offset by a valuation allowance. Overall, the valuation allowance increased by $154 million and $97 million in the years ended December 31, 2019 and 2020, respectively.
As of December 31, 2020, the Company had accumulated federal and state net operating loss carryforwards of $689 million and $547 million, respectively. Of the $689 million of federal net operating losses, $629 million is carried forward indefinitely but is limited to 80% of taxable income. The remaining federal and state net operating loss carryforwards will begin to expire in 2033 and 2023, respectively.
The Company also had $19 million of federal and $12 million of California research and development tax credit carryforwards as of December 31, 2020. The federal research and development tax credits expire in varying amounts starting in 2033. The California research credits do not expire and may be carried forward indefinitely.
The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be subject to substantial restrictions in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law. The most recent analysis of the Company’s historical ownership changes was completed through December 31, 2019. Based on the analysis, the Company does not anticipate a current limitation on the tax attributes.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act permits employers to defer the payment of the employer share of social security taxes due for the period beginning March 27, 2020 and ending December 31, 2020. The Company deferred the employer share of social security taxes from April 1, 2020 through December 31, 2020. Of the amounts deferred, 50% are required to be paid by December 31, 2021 and the remaining 50% are required to be paid by December 31, 2022. The Company completed its evaluation of the impact of the CARES Act, and with the exception of the expected impact from the payroll tax deferral, does not expect the provisions of the legislation to have a significant impact on the effective tax rate, deferred tax assets and liabilities, or income tax payable of the Company.
Unrecognized Tax Benefits
Included in the balance of unrecognized tax benefits as of both December 31, 2019 and 2020 was $7 million of tax benefits, that, if recognized, would result in adjustments to the valuation allowance.
A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is included in the table below (in millions):

	Year Ended December 31,
	2018	2019	2020
Unrecognized tax benefits at beginning of year	$1	$3	$7
Increases related to current year tax positions	2	4	3
Decreases related to prior year tax positions	—	—	(3)
Unrecognized tax benefits at end of year	$3	$7	$7
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within provision for income taxes. The Company did not accrue any interest expense or penalties during the years ended December 31, 2018, 2019, and 2020.
The Company files U.S. federal and state income tax returns in the United States federal jurisdiction as well as foreign jurisdictions. The Company’s income tax returns generally remain subject to examination by United States federal and state and foreign tax authorities.
15. Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses. Before the IPO, the Company’s outstanding securities also included convertible preferred stock. The holders of redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses, and as a result, net losses were not allocated to these securities.
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The shares issued in the IPO and the shares of Class A common stock issued upon conversion of the outstanding shares of redeemable convertible preferred stock in the IPO, as well as vested RSUs that have not been settled are included in the table below weighted for the period outstanding in the year ended December 31, 2020 (in millions, except share amounts which are reflected in thousands, and per share data):

	Year Ended December 31,
	2018	2019	2020
	Common	Common	Class A	Class B
Net loss	$(204)	$(667)	$(446)	$(15)
Less: Premium paid on repurchase of redeemable convertible preferred stock	(3)	—	—	—
Less: Deemed dividend to preferred stockholders	—	(1)	—	—
Net loss attributable to common stockholders	$(207)	$(668)	$(446)	$(15)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	44,305	43,252	60,422	1,968
Net loss per share attributable to common stockholders, basic and diluted	$(4.67)	$(15.44)	$(7.39)	$(7.39)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2018	2019	2020
Redeemable convertible preferred stock (on an as-converted basis)	191,602	230,953	—
Stock options to purchase common stock	39,191	36,247	33,802
Unvested restricted stock units(1)	6,065	15,924	17,987
Common stock subject to repurchase	25	—	—
Convertible promissory notes	—	—	2,595
Total	236,883	283,124	54,384

(1) The CEO Performance Award is excluded from the above table because the Company Stock Price Target had not been met as of December 31, 2020.
16. 401(k) Plan
The Company has a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, eligible and participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company does not make contributions for eligible employees.
17. Subsequent Events
Repayment of Convertible Notes
In February 2021, the Company repaid the outstanding principal and accrued interest of the 2020 Notes in full for $375 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management's Report on Internal Control over Financial Reporting
The Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control
Other than as described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described below, we have implemented changes to our internal control over financial reporting to remediate the material weakness identified below.
Remediation Efforts on Previously Identified Material Weakness
In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2018 and 2019, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified occurred because (i) we had inadequate processes and controls to ensure an appropriate level of precision related to our revenue to cash reconciliation process, and (ii) we did not have sufficient resources with the adequate technical skills to meet the emerging needs of our financial reporting requirements.
In response to this material weakness, we (i) hired additional accounting, engineering, and business intelligence personnel and implemented process level and management review controls to identify and address emerging risks and enhance communication between our product, engineering, sales, business intelligence and accounting teams, and (ii) implemented enhancements to our revenue to cash and reconciliation process to increase the level of precision related to such processes.
We believe our remediation efforts resulted in the elimination of the previously identified material weakness as of December 31, 2020. While this material weakness has been remediated, we cannot assure you that we have identified all of our existing material weaknesses, or that we will not in the future have additional material weaknesses. We have dedicated resources to the design, implementation, documentation and testing of our internal control over financial reporting. We will continue to evaluate the effectiveness of our internal control over financial reporting and will continue to make changes that we believe will strengthen our internal control over financial reporting to ensure that our financial statements continue to be fairly stated in all material respects.
Neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-Oxley Act. In light of the material weakness that was previously identified as a result of the limited procedures performed, we believe that it is possible that, had we and our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses or significant deficiencies may have been identified.

Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2020.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2020.

Part IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10-K:
(a) Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(b) Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.
(c) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K, or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement among the registrant, Square, Inc., and Alpine Acquisition Sub, LLC, dated as of July 31, 2019	S-1	333-250056	2.1	November 13, 2020
3.1	Amended and Restated Certificate of Incorporation of the registrant.
3.2	Amended and Restated Bylaws of the registrant.
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-250056	4.1	November 13, 2020
4.2	Seventh Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of June 17, 2020.	S-1	333-250056	4.2	November 13, 2020
4.3	Description of Capital Stock.
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-250056	10.1	November 13, 2020
10.2+	DoorDash, Inc. 2020 Equity Incentive Plan and related form agreements.	S-1/A	333-250056	10.2	November 30, 2020
10.3+	DoorDash, Inc. 2020 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-250056	10.3	November 30, 2020
10.4+	DoorDash, Inc. 2014 Stock Plan, as amended, and related form agreements.	S-1	333-250056	10.4	November 13, 2020
10.5+	Executive Change in Control and Severance Plan.	S-1	333-250056	10.5	November 13, 2020
10.6+	Executive Incentive Compensation Plan.	S-1	333-250056	10.6	November 13, 2020
10.7+	Outside Director Compensation and Equity Ownership Policy.	S-1/A	333-250056	10.7	November 30, 2020
10.8+	Confirmatory Employment Letter between the registrant and Tony Xu, dated as of October 23, 2020.	S-1/A	333-250056	10.8	November 30, 2020
10.9+	Confirmatory Employment Letter between the registrant and Christopher Payne, dated as of October 23, 2020.	S-1/A	333-250056	10.9	November 30, 2020
10.10+	Confirmatory Employment Letter between the registrant and Prabir Adarkar, dated as of October 23, 2020.	S-1/A	333-250056	10.1	November 30, 2020
10.11+	Confirmatory Employment Letter between the registrant and Keith Yandell, dated as of October 23, 2020.	S-1/A	333-250056	10.11	November 30, 2020
10.12+	Offer Letter between the registrant and Shona Brown, effective as of June 30, 2019.	S-1	333-250056	10.12	November 13, 2020

10.13+	Offer Letter between the registrant and Maria Renz, effective as of September 11, 2020.	S-1	333-250056	10.13	November 13, 2020
10.14+	DoorDash, Inc. 2014 Stock Plan Restricted Unit Agreement between the registrant and Tony Xu, dated as of November 24, 2020.	S-1/A	333-250056	10.14	November 30, 2020
10.15	Form of Exchange Agreement among the registrant, each of Tony Xu, Andy Fang, and Stanley Tang, and certain related entities.	S-1	333-250056	10.15	November 13, 2020
10.16	Form of Equity Exchange Right Agreement between the registrant and each of Tony Xu, Andy Fang, and Stanley Tang.	S-1	333-250056	10.16	November 13, 2020
10.17	Amended and Restated Revolving Credit and Guaranty Agreement among the registrant, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of August 7, 2020.	S-1	333-250056	10.17	November 13, 2020
10.18	Convertible Note Purchase Agreement among the registrant and the investors party thereto, dated February 19, 2020, as amended on April 29, 2020 and June 29, 2020.	S-1	333-250056	10.18	November 13, 2020
10.19	Office Lease between the registrant and Kilroy Realty 303, LLC, dated as of October 18, 2018, as amended on July 30, 2019.	S-1	333-250056	10.19	November 13, 2020
21.1	List of subsidiaries of the registrant.	S-1	333-250056	21.1	November 13, 2020
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included in signature pages hereto).
31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.
_______________
+ Indicates management contract or compensatory plan.
* The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of DoorDash, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the fifth day of March, 2021.

DOORDASH, INC.

By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tony Xu, Prabir Adarkar, and Keith Yandell, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony Xu	Chief Executive Officer and Director	March 5, 2021
Tony Xu	(Principal Executive Officer)

/s/ Prabir Adarkar	Chief Financial Officer	March 5, 2021
Prabir Adarkar	(Principal Financial Officer)

/s/ Gordon Lee	Chief Accounting Officer	March 5, 2021
Gordon Lee	(Principal Accounting Officer)

/s/ Shona Brown	Director	March 5, 2021
Shona Brown

/s/ L. John Doerr	Director	March 5, 2021
L. John Doerr

/s/ Andy Fang	Director	March 5, 2021
Andy Fang

/s/ Jeffrey Housenbold	Director	March 5, 2021
Jeffrey Housenbold

/s/ Jeremy Kranz	Director	March 5, 2021
Jeremy Kranz

/s/ Alfred Lin	Director	March 5, 2021
Alfred Lin

/s/ Stanley Meresman	Director	March 5, 2021
Stanley Meresman

/s/ Maria Renz	Director	March 5, 2021
Maria Renz

/s/ Stanley Tang	Director	March 5, 2021
Stanley Tang