Form 10-Q
period 2021-03-31
DoorDash, Inc.
filed 2021-05-14
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 294,582,450 shares of Class A common stock, 31,255,404 shares of Class B common stock, and no shares of Class C common stock as of April 30, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

Neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Moreover, the forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DoorDash, Inc.
Condensed Consolidated Balance Sheets
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2020	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,345	$4,007
Marketable securities	514	467
Funds held at payment processors	146	127
Accounts receivable, net	291	282
Prepaid expenses and other current assets	221	142
Total current assets	5,517	5,025
Property and equipment, net	210	250
Operating lease right-of-use assets	203	206
Goodwill	316	316
Intangible assets, net	74	70
Other assets	33	35
Total assets	$6,353	$5,902
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80	$75
Operating lease liabilities	15	19
Convertible notes	364	—
Accrued expenses and other current liabilities	943	1,000
Total current liabilities	1,402	1,094
Operating lease liabilities	238	240
Other liabilities	13	13
Total liabilities	1,653	1,347
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2020 and March 31, 2021, 287,190 and 294,229 Class A shares issued and outstanding as of December 31, 2020 and March 31, 2021, respectively; 200,000 Class B shares authorized as of December 31, 2020 and March 31, 2021, 31,313 and 31,297 Class B shares issued and outstanding as of December 31, 2020 and March 31, 2021, respectively; 2,000,000 Class C shares authorized as of December 31, 2020 and March 31, 2021, zero shares issued and outstanding as of December 31, 2020 and March 31, 2021	—	—
Additional paid-in capital	6,313	6,278
Accumulated deficit	(1,613)	(1,723)
Total stockholders’ equity	4,700	4,555
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$6,353	$5,902
The accompanying notes are an integral part of these condensed consolidated financial statements.

DoorDash, Inc.
Condensed Consolidated Statements of Operations
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2021
Revenue	$362	$1,077
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	194	563
Sales and marketing	152	333
Research and development	33	82
General and administrative	82	169
Depreciation and amortization	24	29
Total costs and expenses	485	1,176
Loss from operations	(123)	(99)
Interest income	3	2
Interest expense	(4)	(12)
Other expense, net	(4)	—
Loss before income taxes	(128)	(109)
Provision for income taxes	1	1
Net loss	$(129)	$(110)
Net loss per share, basic and diluted	$(2.92)	$(0.34)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	44,169	327,815
The accompanying notes are an integral part of these condensed consolidated financial statements.

DoorDash, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2021
Net loss	$(129)	$(110)
Other comprehensive income:
Change in foreign currency translation adjustments	1	—
Change in unrealized gain on marketable securities	2	—
Total other comprehensive income	3	—
Comprehensive loss	$(126)	$(110)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DoorDash, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	230,667	$2,264	43,937	$—	$70	$(1,152)	$—	$(1,082)
Issuance of common stock upon exercise of stock options	—	—	366	—	1	—	—	1
Stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(129)	—	(129)
Balances as of March 31, 2020	230,667	$2,264	44,303	$—	$76	$(1,281)	$3	$(1,202)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DoorDash, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	318,503	$—	$6,313	$(1,613)	$—	$4,700
Issuance of common stock upon settlement of restricted stock units	1,836	—	—	—	—	—
Shares withheld related to net share settlement	(802)	—	(166)	—	—	(166)
Issuance of common stock upon exercise of stock options	5,989	—	13	—	—	13
Stock-based compensation	—	—	118	—	—	118
Net loss	—	—	—	(110)	—	(110)
Balances as of March 31, 2021	325,526	$—	$6,278	$(1,723)	$—	$4,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

DoorDash, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2021
Cash flows from operating activities
Net loss	$(129)	$(110)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24	29
Stock-based compensation	5	97
Bad debt expense	5	16
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	8	11
Non-cash interest expense	4	11
Other	5	6
Changes in operating assets and liabilities:
Funds held at payment processors	(60)	19
Accounts receivable, net	(70)	(7)
Prepaid expenses and other current assets	(6)	79
Other assets	(5)	(4)
Accounts payable	15	—
Accrued expenses and other current liabilities	81	27
Payments for operating lease liabilities	(6)	(8)
Other liabilities	4	—
Net cash provided by (used in) operating activities	(125)	166
Cash flows from investing activities
Purchases of property and equipment	(22)	(32)
Capitalized software and website development costs	(10)	(22)
Purchases of marketable securities	(93)	(99)
Maturities of marketable securities	130	146
Net cash provided by (used in) investing activities	5	(7)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	333	—
Repayment of convertible notes	—	(333)
Proceeds from exercise of stock options	1	13
Deferred offering costs paid	—	(10)
Taxes paid related to net share settlement of equity awards	—	(166)
Net cash provided by (used in) financing activities	334	(496)
Foreign currency effect on cash, cash equivalents, and restricted cash	(2)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	212	(337)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	287	4,345
Cash, cash equivalents, and restricted cash, end of period	$499	$4,008
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$469	$4,007
Restricted cash	30	1
Total cash, cash equivalents, and restricted cash	$499	$4,008
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$42
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$11	$11
Leasehold improvements acquired through tenant improvement allowance	$5	$—
Unrealized gain on marketable securities	$2	$—
Stock-based compensation included in capitalized software and website development costs	$—	$21
The accompanying notes are an integral part of these condensed consolidated financial statements.

DoorDash, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Description of Business
DoorDash, Inc. (the “Company”), is incorporated in Delaware with headquarters in San Francisco, California. The Company provides a local logistics platform that enables local brick-and-mortar businesses to address consumers’ expectations of ease and immediacy and thrive in today’s convenience economy.
The Company’s local logistics platform connects merchants, consumers, and Dashers. The Company operates the DoorDash Marketplace, which enables merchants to establish an online presence and expand their reach by connecting them with consumers (the “Marketplace”). Merchants can fulfill this demand with independent contractors who use the Company’s platform to deliver orders (“Dashers”). As part of the Marketplace, the Company also offers Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Work, which provides merchants on the Company’s platform with large group orders and catering orders for businesses and events. The Marketplace also includes DashPass, the Company’s subscription product, which provides consumers with unlimited access to eligible merchants with zero delivery fees and reduced service fees. In addition to the Marketplace, the Company offers DoorDash Drive, or Drive, a white-label logistics service that enables merchants that have generated consumer demand through their own channels to fulfill this demand using the Company’s local logistics platform, and DoorDash Storefront, or Storefront, that enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or logistics capabilities.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of DoorDash, Inc. and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. All intercompany transactions have been eliminated in consolidation.
These unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. They should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Interim results are not necessarily indicative of the results for a full year.
Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. Estimates include, but are not limited to, revenue recognition, allowances for credit losses, estimated useful lives of property and equipment, capitalized software and website development costs, intangible assets, stock-based compensation, valuation of investments and other financial instruments, valuation of acquired intangible assets and goodwill, the incremental borrowing rate applied in lease accounting, insurance reserves, loss contingencies, and income and indirect taxes. Actual results could differ from these estimates.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

3. Revenue
Disaggregated Revenue Information
All revenue recognized during the three months ended March 31, 2020 and 2021 was related to the Company's core business, which is primarily comprised of Marketplace and Drive.
Revenue by geographic area is determined based on the address of the merchant, or in the case of DashPass, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended March 31,
	2020	2021
United States	$362	$1,072
International	—	5
Total revenue	$362	$1,077
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the three months ended March 31, 2021 was as follows (in millions):

Contract Liabilities
Beginning balance	$108
Addition to contract liabilities	260
Reduction of contract liabilities(1)(2)	(245)
Ending balance	$123
(1) Gift cards and certain consumer credits can be redeemed through the Company's online Marketplace. When they are redeemed, revenue is recognized on a net basis as the difference between the carrying amount of the gift cards and consumer credits and the amount due to merchants and Dashers for those transactions. Therefore, the amount recognized as revenue related to the reduction of gift cards and certain consumer credits is less than the amount presented in the table above. Net revenues associated with gift cards and certain consumer credits is not tracked by the Company as it is impracticable to do so.
(2) Included in the beginning balance of contract liabilities was $22 million associated with unearned prepayments received by the Company, all of which was recognized as revenue during the three months ended March 31, 2021.
Deferred Contract Costs
Deferred contract costs represent direct and incremental costs incurred to acquire or fulfill the Company’s contracts, consisting of sales commissions and costs related to merchant onboarding, which the Company expects to recover. Deferred contract costs are amortized on a straight-line basis over the expected period of benefit, which the Company determined by considering historical attrition rates and other factors. Deferred contract costs are recorded in prepaid expenses and other current assets and other assets on the condensed consolidated balance sheets. Amortization of deferred contract costs related to sales commissions is recognized in sales and marketing expense and amortization of deferred contract costs related to merchant onboarding is recognized in cost of revenue, exclusive of depreciation and amortization in the condensed consolidated statements of operations. A summary of activities related to deferred contract costs was as follows (in millions):

	Three Months Ended March 31,
	2020	2021
Beginning balance	$21	$43
Capitalization of deferred contract costs	5	6
Amortization of deferred contract costs	(2)	(5)
Ending balance	$24	$44
Deferred contract costs, current	$4	$17
Deferred contract costs, non-current	20	27
Total deferred contract costs	$24	$44
Allowance for Credit Losses

As of December 31, 2020 and March 31, 2021, allowance for credit losses on accounts receivable was $13 million and $28 million, respectively.
4. Goodwill and Intangible Assets, Net
During the three months ended March 31, 2021, there were no changes in the carrying amount of goodwill of $316 million.
Intangible assets, net consisted of the following as of December 31, 2020 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	7.6	$71	$(48)	$23
Vendor relationships	11.8	45	(4)	41
Courier relationships	0.3	1	(1)	—
Customer relationships	1.8	9	(3)	6
Trade name and trademarks	1.8	6	(2)	4
Balance as of December 31, 2020		$132	$(58)	$74
Intangible assets, net consisted of the following as of March 31, 2021 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	7.5	$71	$(49)	$22
Vendor relationships	11.6	45	(5)	40
Courier relationships	—	1	(1)	—
Customer relationships	1.6	9	(4)	5
Trade name and trademarks	1.6	6	(3)	3
Balance as of March 31, 2021		$132	$(62)	$70
Amortization expense associated with intangible assets was $13 million, and $4 million for the three months ended March 31, 2020, and 2021, respectively.
The estimated future amortization expense of intangible assets as of March 31, 2021 was as follows (in millions):

Year Ending December 31,	Amortization Expense
Remainder of 2021	$9
2022	10
2023	6
2024	6
2025	6
Thereafter	33
Total estimated future amortization expense	$70

5. Fair Value Measurements
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
U.S. Treasury securities	$—	$3	$—	$3
Short-term marketable securities
Commercial paper	—	76	—	76
Corporate bonds	—	51	—	51
U.S. government agency securities	—	23	—	23
U.S. Treasury securities	—	364	—	364
Total	$—	$517	$—	$517

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$47	$—	$—	$47
Commercial paper	—	3	—	3
Short-term marketable securities
Commercial paper	—	86	—	86
Corporate bonds	—	36	—	36
U.S. government agency securities	—	18	—	18
U.S. Treasury securities	—	327	—	327
Total	$47	$470	$—	$517
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
There were no Level 3 assets or liabilities as of December 31, 2020 and March 31, 2021.
6. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2020
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
U.S. Treasury securities	$3	$—	$—	$3
Short-term marketable securities
Commercial paper	76	—	—	76
Corporate bonds	51	—	—	51
U.S. government agency securities	23	—	—	23
U.S. Treasury securities	364	—	—	364
Total	$517	$—	$—	$517

	March 31, 2021
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$47	$—	$—	$47
Commercial paper	3	—	—	3
Short-term marketable securities
Commercial paper	86	—	—	86
Corporate bonds	36	—	—	36
U.S. government agency securities	18	—	—	18
U.S. Treasury securities	327	—	—	327
Total	$517	$—	$—	$517
No individual security incurred continuous unrealized losses for greater than twelve months as of December 31, 2020 and March 31, 2021.
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2020	March 31, 2021
Equipment for merchants	$111	$126
Capitalized software and website development costs	86	129
Leasehold improvements	57	58
Computer equipment and software	22	28
Office equipment	11	9
Construction in progress	27	29
Total	314	379
Less: Accumulated depreciation and amortization	(104)	(129)
Property and equipment, net	$210	$250
Depreciation expenses were $9 million and $18 million for the three months ended March 31, 2020 and 2021, respectively.
The Company capitalized $11 million, and $43 million in capitalized software and website development costs during the three months ended March 31, 2020, and 2021, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $2 million, and $7 million for the three months ended March 31, 2020, and 2021, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2020	March 31, 2021
Litigation reserves	$178	$114
Sales tax payable and accrued sales and indirect taxes	149	142
Accrued operations related expenses	139	137
Dasher and merchant payable	110	123
Contract liabilities	108	123
Accrued advertising	62	98
Insurance reserves	55	89
Credits issued to consumers	28	32
Other	114	142
Total	$943	$1,000
7. Promissory Notes
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
8. Commitments and Contingencies
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
The Company is currently the subject of regulatory and administrative investigations, audits, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of delivery providers, the Dasher pay model, and other matters. For example, we are currently under audit by the Employment Development Department, State of California for payroll tax liabilities.
In October 2019, the Company made an offer, and in November 2019 it filed a settlement agreement, of $40 million with the representatives of Dashers that had filed actions in the States of California and Massachusetts in order to settle claims under the Private Attorney General Act and class action claims alleging worker misclassification of Dashers against the Company. These actions were filed by and on behalf of Massachusetts Dashers that utilized the DoorDash platform since September 2014 and California Dashers that utilized the DoorDash platform since August 2016. On June 8, 2020, the Company entered into an amended settlement agreement to increase the total amount to be paid by the Company from

$40 million to $41 million. In October 2020, the Company entered into an amended settlement agreement to increase the total amount to be paid by the Company from $41 million to $89 million. In April 2021, the Company entered into an amended settlement agreement increasing the total amount to be paid by the Company to $100 million.
In March 2020, the Company reached an agreement to resolve worker misclassification claims associated with certain Dashers and Caviar delivery providers who have entered into arbitration agreements with the Company. Under the agreement, certain Dashers and Caviar delivery providers are eligible for settlement payments, subject to a threshold number of the covered individuals entering into individual settlement agreements. The Company anticipated that the aggregate amount of payments to Dashers and Caviar delivery providers under these individual settlement agreements, including attorneys’ fees, would be approximately $70 million. In July 2020, the Company transferred $69 million into an escrow account, the settlement amount to be released and paid to claimants and claimants’ attorneys if a minimum number of claimants agreed to release their claims against the Company by the date specified within the settlement agreement. In December 2020, the number of claimants who agreed to release their claims against the Company exceeded the minimum, and the Company committed to release the settlement amount in the escrow account to claimants and claimants' attorneys. In the three months ended March 31, 2021, $67 million out of the $69 million in the escrow account was distributed to the claimants and claimants' attorneys. As of March 31, 2021, the remaining settlement amount was included in prepaid expenses and other current assets on the condensed consolidated balance sheets.
In July and August 2020, the Company reached additional agreements to resolve worker misclassification claims associated with certain Dashers and Caviar delivery providers who have entered into arbitration agreements with the Company. Under these agreements, certain Dashers and Caviar delivery providers are eligible for settlement payments, subject to a threshold number of the covered individuals entering into individual settlement agreements. The Company anticipates that the aggregate amount of payments to Dashers and Caviar delivery providers under these individual settlement agreements, including attorneys’ fees, will be approximately $15 million, of which $6 million was paid in the three months ended March 31, 2021.
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
No liability associated with such indemnifications was recorded as of December 31, 2020 and March 31, 2021.
Bank Commitments and Letters of Credit
In November 2019, the Company entered into a revolving credit and guaranty agreement which provides for a $300 million unsecured revolving credit facility maturing on November 19, 2024. Loans under the credit facility bear interest, at the Company’s option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted LIBOR rate for a one-month interest period plus 1.00%, or (ii) an adjusted LIBOR rate plus a margin equal to 1.00%. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee of 0.10%. The credit agreement contains customary affirmative covenants, such as financial statement reporting requirements and restrictions on the use of proceeds, as well as customary negative covenants that restrict its ability and its subsidiaries’ ability to, among other things, incur additional indebtedness, incur liens, declare cash dividends in the entirety or make certain other distributions, merge or consolidate with other companies or sell substantially all of its assets, make investments, loans and acquisitions, and engage in transactions with affiliates.
In August 2020, the Company amended and restated its existing revolving credit and guaranty agreement to provide for $100 million of incremental revolving loan commitments, effective upon the consummation of an initial public offering of the Company’s common stock on or prior to August 7, 2021, for total revolving commitments of $400 million. The amendment and restatement also extended the maturity date for the revolving credit facility from November 19, 2024 to August 7, 2025.
As of December 31, 2020 and March 31, 2021, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2020 and March 31, 2021, no amounts were drawn and the Company had $44 million and $36 million of issued letters of credit outstanding from the revolving credit and guaranty agreement.
Sales and Indirect Tax Matters
The Company is under audit by various state and local tax authorities with regard to sales and indirect tax matters. The Company records sales and indirect tax reserves when they become probable and the amount can be reasonably estimated. These reserves are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The timing of the resolution of indirect tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the tax authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months the Company will receive additional assessments by various tax authorities in one or more jurisdictions. These assessments could result in changes to the Company's reserves related to positions on sales and indirect tax filings. In the three months ended March 31, 2021, the Company favorably resolved a sales and indirect tax exposure resulting in a $29 million reduction of liabilities previously reserved.
9. Common Stock
2014 Equity Incentive Plan
In March 2014, the Company adopted the 2014 Stock Option Plan, as amended, or the 2014 Plan, which provided for the granting of stock options to employees, consultants, and advisors of the Company. Options granted under the 2014 Plan are either incentive stock options or nonqualified stock options. Options under the 2014 Plan were granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Company’s board of directors; provided, however, that the exercise price of an incentive stock option granted to a greater than 10% stockholder could not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years.
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
In connection with the Company's initial public offering (the "IPO"), the 2014 Plan was terminated effective immediately prior to the effectiveness of the 2020 Equity Incentive Plan ("2020 Plan") and the Company ceased granting any additional awards under the 2014 Plan. All outstanding awards under the 2014 Plan at the time of the termination of the 2014 Plan remain subject to the terms of the 2014 Plan, and any shares underlying stock options that expire or terminate or are forfeited or repurchased by the Company under the 2014 Plan were automatically transferred to the 2020 Plan.
2020 Equity Incentive Plan
In November 2020, the Company's board of directors adopted, and the Company's stockholders approved, the 2020 Plan, which became effective one business day prior to the effective date of the IPO Registration Statement. The 2020 Plan provides for the granting of nonstatutory stock options, restricted stock, Restricted Stock Units ("RSUs"), stock appreciation rights, performance units, and performance shares for the Company's Class A common stock to the Company's employees, directors, and consultants. Stock-based awards under the 2020 Plan that expire or are forfeited, canceled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2020 Plan. In addition, the number of shares of the Company's Class A common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2021 in an amount equal to the least of (i) 32,493,000 shares, (ii) five percent (5%) of the total number of all classes of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (iii) such other number of shares determined by the Company's board of directors prior to the applicable January 1.
The exercise price of the options granted under the 2020 Plan will at least be equal to the fair market value of the Company's Class A common stock on the date of grant. The options may be granted for a term of up to ten years (or five years if the option is an incentive stock option granted to a greater than 10% stockholder) and at prices no less than 100% of the fair market value of the shares on the date of grant, provided, however, that the exercise price of an incentive stock option granted to a greater than 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the 2020 Plan generally vest over four years.
Stock Award Activities
A summary of activity under the 2014 and 2020 Plan and related information was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	33,802	$2.42	5.92	$4,744
Options granted	—	$—
Options exercised	(5,989)	$2.15		$888
Options forfeited	(1)	$1.45
Balance as of March 31, 2021	27,812	$2.48	5.54	$3,578
Exercisable as of March 31, 2021	23,524	$1.98	5.22	$3,038
Vested and expected to vest as of March 31, 2021	27,812	$2.48	5.54	$3,578
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price on the NYSE as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2020, and 2021 was $11 million, and $888 million, respectively. There were no stock options granted during the three months ended March 31, 2020 and 2021.
The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested units as of December 31, 2020	28,366		$4,049
Granted	1,228	$180.73
Vested and settled	(1,836)	$27.68
Forfeited	(268)	$55.40
Unvested units as of March 31, 2021	27,490		$3,605
The aggregate intrinsic value disclosed in the above table is based on the closing price on the NYSE, as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the three months ended March 31, 2021 was $180.73. There were no RSUs granted and vested during the three months ended March 31, 2020.
Stock-Based Compensation Expense

The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2020	2021
Cost of revenue, exclusive of depreciation and amortization	$1	$9
Sales and marketing	1	10
Research and development	1	35
General and administrative	2	43
Total stock-based compensation expense	$5	$97
As of March 31, 2021, there was $16 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.14 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of March 31, 2021, unrecognized stock-based compensation expense related to the CEO Performance Award was $374 million, which is expected to be recognized over a period of 4.07 years.
As of March 31, 2021, there was $831 million of unrecognized stock-based compensation expense related to unvested RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award granted in November 2020. The Company expects to recognize this expense over the remaining weighted-average period of 2.78 years.
2020 Employee Stock Purchase Plan
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
As of March 31, 2021, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
The Company recorded $1 million of provision for income taxes for both the three months ended March 31, 2020 and 2021. The provision for income taxes for both periods presented were primarily attributable to state franchise taxes and income taxes in foreign jurisdictions.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of March 31, 2021, the Company continues to maintain a full valuation allowance on its deferred tax assets except in certain foreign jurisdictions.
As of March 31, 2021, the Company had $15 million of unrecognized tax benefits, which, if recognized, would result in adjustments to the valuation allowance. The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company recorded liabilities related to uncertain tax positions and believes that the Company has provided adequate reserves for income tax uncertainties in all open tax years. Due to the Company’s history of tax losses, all years remain open to tax audits.
11. Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses. Before the IPO, the Company’s outstanding securities also included convertible preferred stock. The holders of redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses, and as a result, net losses were not allocated to these securities.
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. RSUs that vested upon the IPO but have not been settled are included in the denominator in calculating net loss per share for the three months ended March 31, 2021 (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended March 31,
	2020	2021
	Common	Class A	Class B
Net loss	$(129)	$(99)	$(11)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	44,169	296,498	31,317
Net loss per share, basic and diluted	$(2.92)	$(0.34)	$(0.34)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain performance or market conditions which were not satisfied at the end of the respective periods (in thousands):

	Three Months Ended March 31,
	2020	2021
Redeemable convertible preferred stock (on an as-converted basis)	230,954	—
Stock options to purchase common stock	35,734	27,812
Unvested restricted stock units	15,573	27,491
Convertible promissory notes	10,713	—
Total	292,974	55,303
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2020 Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Key Business and Non-GAAP Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business and non-GAAP metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended March 31, 2021
(In millions, except percentages)	2020	2021

Total Orders	103	329
Marketplace GOV	$3,083	$9,913
Contribution Profit(1)	$25	$209
Contribution Margin(1)	7%	19%
Contribution Profit as a % of Marketplace GOV	1%	2%
Adjusted EBITDA(1)	$(70)	$43
Adjusted EBITDA Margin(1)	(19)%	4%
Adjusted EBITDA as a % of Marketplace GOV	(2)%	—%
(1)Contribution Profit, Contribution Margin, Adjusted EBITDA, and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding our use of these measures and reconciliations to the most directly comparable financial measures calculated in accordance with GAAP, see the section titled “Non-GAAP Financial Measures".
Total Orders. We define Total Orders as all orders completed on the DoorDash platform, including those completed through our Marketplace, Drive offering, and Storefront, over the period of measurement. Total Orders have increased over time as we have added new consumers, increased retention and engagement of existing consumers, including through the launch of DashPass, expanded into new markets, and increased the number of orders completed through Drive.
In the three months ended March 31, 2021, Total Orders increased to 329 million, or 219% growth compared to the three months ended March 31, 2020. The increase in Total Orders was driven by increased retention and engagement of existing consumers, the addition of new consumers, and an increase in the number of orders completed through Drive. These trends accelerated in part due to the effects of the COVID-19 pandemic, which resulted in in-store dining shutdowns and the adoption of shelter-in-place measures. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue following a widespread rollout of the COVID-19 vaccine, and we expect the growth rate of Total Orders to decline in future periods.
As we continue to increase consumer adoption and make using DoorDash a regular activity, we expect Total Orders to continue to grow.
Marketplace GOV. We define Marketplace GOV as the total dollar value of Marketplace orders completed on our local logistics platform, including taxes, tips, and any applicable consumer fees, including membership fees related to DashPass. Marketplace orders include orders completed through Pickup and DoorDash for Work. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants, for orders fulfilled through Drive and Storefront because we utilize a per-order fee structure for such orders and typically do not receive information regarding the dollar value of such orders. Marketplace GOV is primarily driven by the volume and dollar value of orders completed on our local logistics platform.
In the three months ended March 31, 2021, Marketplace GOV increased to $9.9 billion, or 222% growth compared to the three months ended March 31, 2020, based on the growth in Total Orders as well as the increased value of Marketplace orders in part as a result of the COVID-19 pandemic. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue following the widespread rollout of the COVID-19 vaccine, and we expect the growth rate in Marketplace GOV to decline in future periods.
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
Contribution Profit (Loss). We define Contribution Profit (Loss) as our gross profit (loss) less sales and marketing expense plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing expenses, and (iii) allocated overhead included in cost of revenue and sales and marketing expenses. Gross profit (loss) is defined as revenue less (i) cost of revenue, exclusive of depreciation and amortization and (ii) depreciation and amortization related to cost of revenue. We define Contribution Margin as Contribution Profit (Loss) as a percentage of revenue for the same period.
We use Contribution Profit (Loss) to evaluate our operating performance and trends. We believe that Contribution Profit (Loss) is a useful indicator of the economic impact of orders fulfilled through DoorDash as it takes into account the direct expenses associated with generating and fulfilling orders.
In the three months ended March 31, 2021, Contribution Profit improved to $209 million, compared to $25 million in the three months ended March 31, 2020, driven by the growth in Marketplace GOV, increased merchant commissions and fees from our Marketplace and Drive, cost structure improvements, and increased operating leverage as a result of scale in our business. In the three months ended March 31, 2021, Contribution Margin increased to 19%, compared to 7% in the three months ended March 31, 2020, driven by cost structure improvements and increased operating leverage as a result of scale in our business.
Our Contribution Profit (Loss) can vary significantly as we invest in enhancing the scale of our local logistics platform, including through investments in sales and marketing and promotions spend, launching new products, and launching in new geographies. We expect Contribution Profit (Loss) and Contribution Margin to fluctuate in the near term as we continue to invest in the growth of our business and to improve over the long term as we achieve greater scale, increase adoption, and drive efficiency through operational improvements.
Contribution Profit (Loss) is a non-GAAP financial measure with certain limitations regarding its usefulness. It does not reflect our financial results in accordance with GAAP as it does not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Accordingly, Contribution Profit (Loss) is not indicative of our overall results or an indicator of past or future financial performance. Further, it is not a financial measure of profitability and it is neither intended to be used as a proxy for the profitability of our business nor does it imply profitability.
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) a one-time non-cash change in fair value of a forward contract related to the issuance of our Series F redeemable convertible preferred stock, (iii) loss on disposal of property and equipment, (iv) acquisition-related costs, (v) impairment expenses, (vi) provision for income taxes, (vii) interest income and expense, (viii) foreign exchange gain (loss), (ix) stock-based compensation expense and certain payroll tax expense, and (x) depreciation and amortization expense. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue for the same period.
In the three months ended March 31, 2021, Adjusted EBITDA improved to $43 million, compared to Adjusted EBITDA of negative $70 million in the three months ended March 31, 2020. In the three months ended March 31, 2021, Adjusted EBITDA Margin increased to 4%, compared to negative 19% in the three months ended March 31, 2020, driven by cost structure improvements and increased operating leverage as a result of scale in our business.

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
Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue primarily consists of (i) order management costs, which include payment processing charges, net of rebates issued from payment processors, costs associated with cancelled orders, insurance expenses, and costs related to placing orders with non-partner merchants, (ii) platform costs, which include costs for onboarding merchants and Dashers, costs for providing support for consumers, merchants, and Dashers, and technology platform infrastructure costs, and (iii) personnel costs, which include personnel-related compensation expenses related to our local operations, support, and other teams, and allocated overhead. Personnel-related compensation expenses primarily include salary, bonus, benefits, and stock-based compensation expense. Allocated overhead is determined based on an allocation of shared costs, such as facilities (including rent and utilities) and information technology costs, among all departments based on employee headcount.
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
General and Administrative
General and administrative expenses primarily consist of legal, tax, and regulatory expenses, which include litigation settlement expenses and sales and indirect taxes, personnel-related compensation expenses related to administrative employees, which include finance and accounting, human resources and legal, chargebacks associated with fraudulent credit card transactions, professional services fees, acquisition-related expenses, bad debt expense, and allocated overhead.
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
Other Expense, Net
Other expense, net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency.
Provision for Income Taxes
Provision for income taxes primarily consists of U.S. federal and state income tax and franchise tax, as well as international taxes from foreign operations.
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
(In millions)	2020	2021

Revenue	$362	$1,077
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization	194	563
Sales and marketing	152	333
Research and development	33	82
General and administrative	82	169
Depreciation and amortization(2)	24	29
Total costs and expenses	485	1,176
Loss from operations	(123)	(99)
Interest income	3	2
Interest expense	(4)	(12)
Other expense, net	(4)	—
Loss before income taxes	(128)	(109)
Provision for income taxes	1	1
Net loss	$(129)	$(110)

(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended March 31,
(In millions)	2020	2021

Cost of revenue, exclusive of depreciation and amortization	$1	$9
Sales and marketing	1	10
Research and development	1	35
General and administrative	2	43
Total stock-based compensation expense	$5	$97

(2)Depreciation and amortization related to the following:

	Three Months Ended March 31,
(In millions)	2020	2021

Cost of revenue	$20	$21
Sales and marketing	3	2
Research and development	1	5
General and administrative	—	1
Total depreciation and amortization	$24	$29
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2020	2021
Revenue	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	53%	52%
Sales and marketing	42%	31%
Research and development	9%	8%
General and administrative	23%	15%
Depreciation and amortization	7%	3%
Total costs and expenses	134%	109%
Loss from operations	(34)%	(9)%
Interest income	—%	—%
Interest expense	(1)%	(1)%
Other expense, net	(1)%	—%
Loss before income taxes	(36)%	(10)%
Provision for income taxes	—%	—%
Net loss	(36)%	(10)%
Comparison of the Three Months Ended March 31, 2020 and 2021
Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	$ Change	% Change

Revenue	$362	$1,077	$715	198%
Revenue increased by $715 million, or 198%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily driven by a 219% increase in Total Orders to 329 million, which led to a 222% increase in Marketplace GOV to $9.9 billion. The increase in Total Orders was primarily driven by increased retention and engagement of existing consumers, the addition of new consumers, and an increase in the number of orders completed through Drive. This increase was partially the result of the effects of the COVID-19 pandemic, which resulted in in-store dining shutdowns and shelter-in-place measures. For the three months ended March 31, 2021, revenue increased at a slower rate than Marketplace GOV, primarily due to increased Dasher payout, associated with both the implementation of the 2020 California ballot initiative Proposition 22, or Proposition 22, and the period of Dasher undersupply in the quarter, as well as an increased proportion of orders coming from consumers subscribed to DashPass, which has reduced fees for consumers.

Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	$ Change	% Change

Cost of revenue, exclusive of depreciation and amortization	$194	$563	$369	190%
Cost of revenue, exclusive of depreciation and amortization, increased by $369 million, or 190%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily attributable to an increase of $235 million in order management costs, an increase of $104 million in platform costs, both driven by significant growth in the number of Total Orders and Marketplace GOV, as well as an increase of $16 million in personnel costs driven by increased headcount and an increase in stock-based compensation expense.
As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization, was 52% in the three months ended March 31, 2021, decreasing from 53% in the three months ended March 31, 2020. The decrease in cost of revenue, exclusive of depreciation and amortization, as a percentage of revenue was primarily driven by product and operational improvements which improved the efficiency of our platform costs, as well as increased operating leverage as a result of increasing scale in our business.
Sales and Marketing

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	$ Change	% Change

Sales and marketing	$152	$333	$181	119%
Sales and marketing expenses increased by $181 million, or 119%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily driven by an increase of $141 million in merchant, consumer, and Dasher advertising and brand marketing expenses as we increased consumer adoption and expanded our Dasher fleet, and an increase of $23 million in personnel-related compensation expenses and allocated overhead driven by increased headcount and an increase in stock-based compensation expense.
As a percentage of revenue, sales and marketing expenses were 31% in the three months ended March 31, 2021, decreasing from 42% in the three months ended March 31, 2020. The decrease in sales and marketing expenses as a percentage of revenue was driven by increased operating leverage as existing consumers generated a greater proportion of revenue.
Research and Development

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	$ Change	% Change

Research and development	$33	$82	$49	148%
Research and development expenses increased by $49 million, or 148%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily driven by an increase of $74 million in personnel-related compensation expenses and allocated overhead due to increased headcount and an increase in stock-based compensation expense, partially offset by an increase in capitalized software and website development costs of $32 million.
As a percentage of revenue, research and development expenses were 8% in the three months ended March 31, 2021, decreasing from 9% in the three months ended March 31, 2020. The decrease in research and development expenses as a percentage of revenue was driven by increased operating leverage as a result of increasing scale in our business.
General and Administrative

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	$ Change	% Change

General and administrative	$82	$169	$87	106%
General and administrative expenses increased by $87 million, or 106%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily driven by an increase of $57 million in personnel-related compensation expenses, allocated overhead and stock-based compensation expense due to increased headcount, an increase of $22 million in chargebacks associated with fraudulent credit card transactions, an increase of $11 million in professional services fees to support growth in our business, and an increase of $11 million in bad debt expense, partially offset by a decrease of $29 million in sales and indirect tax liability as we favorably resolved a sales and indirect tax exposure.
As a percentage of revenue, general and administrative expenses were 15% in the three months ended March 31, 2021, decreasing from 23% in the three months ended March 31, 2020. The decrease in general and administrative expenses as a percentage of revenue was driven by increased operating leverage as a result of increasing scale in our business as well as a favorable resolution of a non-income tax exposure in the three months ended March 31, 2021.
Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	$ Change	% Change

Depreciation and amortization	$24	$29	$5	21%

Depreciation and amortization expenses increased by $5 million, or 21%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily driven by an increase of $6 million in depreciation expenses related to equipment for merchants and an increase of $5 million in amortization expense related to capitalized software and website development costs, offset by a decrease of $9 million in amortization expenses related to intangible assets as the existing technology acquired from Caviar was fully amortized in the fourth quarter of 2020.
Interest Income

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	$ Change	% Change

Interest income	$3	$2	(1)	(33)%
Interest income was not material in the periods presented.
Interest Expense

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	$ Change	% Change

Interest expense	$(4)	(12)	(8)	200%
Interest expense increased by $8 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase in interest expense was primarily attributable to the repayment and recognition of debt discount and debt issuance costs on our Convertible Notes in the three months ended March 31, 2021.
Other expense, net

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021	$ Change	% Change

Other expense, net	$(4)	$—	$4	(100)%
Other expense, net was not material in the periods presented.
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
Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Thus, our adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended March 31,
(In millions)	2020	2021

Cost of revenue, exclusive of depreciation and amortization	$194	$563
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(1)	(9)
Allocated overhead	(5)	(5)
Adjusted cost of revenue	$188	$549

Adjusted Sales and Marketing Expense
We define adjusted sales and marketing expense as sales and marketing expenses excluding stock-based compensation expense and certain payroll tax expense, and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended March 31,
(In millions)	2020	2021

Sales and marketing	$152	$333
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(1)	(10)
Allocated overhead	(2)	(4)
Adjusted sales and marketing	$149	$319
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
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended March 31,
(In millions)	2020	2021

Research and development	$33	$82
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(1)	(36)
Allocated overhead	(4)	(3)
Adjusted research and development	$28	$43

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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended March 31,
(In millions)	2020	2021

General and administrative	$82	$169
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(2)	(45)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(24)	(13)
Allocated overhead from cost of revenue, sales and marketing, and research and development	11	12
Adjusted general and administrative	$67	$123

(1)We exclude certain costs and expenses from our calculation of adjusted general and administrative expense because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, (ii) reserves for the collection of sales and indirect taxes that we do not expect to incur on a recurring basis, (iii) expenses related to supporting various policy matters, including those related to worker classification and price controls, and (iv) donations as part of our COVID-19 pandemic relief efforts. We believe it is appropriate to exclude the foregoing matters from our calculation of adjusted general and administrative expense because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 and similar legislation.
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

Gross profit (loss) is the most directly comparable financial measure to Contribution Profit (Loss). The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021

Revenue	$362	$1,077
Less: Cost of revenue, exclusive of depreciation and amortization	(194)	(563)
Less: Depreciation and amortization related to cost of revenue	(20)	(21)
Gross profit	$148	$493
Gross Margin	41%	46%
Less: Sales and marketing	$(152)	$(333)
Add: Depreciation and amortization related to cost of revenue	20	21
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	2	19
Add: Allocated overhead included in cost of revenue and sales and marketing	7	9
Contribution Profit	$25	$209
Contribution Margin	7%	19%
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
The following table provides a reconciliation of gross profit to adjusted gross profit:

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021

Gross profit	$148	$493
Add: Depreciation and amortization related to cost of revenue	20	21
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	1	9
Add: Allocated overhead included in cost of revenue	5	5
Adjusted Gross Profit	$174	$528
Adjusted Gross Margin	48%	49%
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
The following tables provide a reconciliation of net loss to Adjusted EBITDA and a calculation of net margin and Adjusted EBITDA Margin:

	Three Months Ended March 31,
(In millions)	2020	2021

Net loss	$(129)	$(110)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	24	13
Provision for income taxes	1	1
Interest income and expense	1	10
Foreign exchange (gain) loss	4	—
Stock-based compensation expense and certain payroll tax expense	5	100
Depreciation and amortization expense	24	29
Adjusted EBITDA	$(70)	$43
(1)We exclude certain costs and expenses from our calculation of Adjusted EBITDA because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, (ii) reserves for the collection of sales and indirect taxes that we do not expect to incur on a recurring basis, (iii) expenses related to supporting various policy matters, including those related to worker classification and price controls, and (iv) donations as part of our COVID-19 pandemic relief efforts. We believe it is appropriate to exclude the foregoing matters from our calculation of Adjusted EBITDA because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 and similar legislation.

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021

Revenue	$362	$1,077
Net loss	$(129)	$(110)
Net margin	(36)%	(10)%

	Three Months Ended March 31,
(In millions, except percentages)	2020	2021

Revenue	$362	$1,077
Adjusted EBITDA	$(70)	$43
Adjusted EBITDA Margin	(19)%	4%
Credit Facilities
On November 19, 2019, we entered into a revolving credit and guaranty agreement with JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs & Co. LLC, which, as amended and restated on August 7, 2020, provides for a $300 million unsecured revolving credit facility maturing on August 7, 2025, increasing to $400 million in aggregate revolving commitments upon the consummation of an initial public offering of our common stock on or prior to August 7, 2021. Loans under the credit facility bear interest, at our option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted LIBOR rate for a one-month interest period plus 1.00%, or (ii) an adjusted LIBOR rate plus a margin equal to 1.00%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. As of March 31, 2021, we were in compliance with the covenants under the revolving credit and guaranty agreement. As of March 31, 2021, no amounts were drawn and we had $36 million of issued letters of credit outstanding from the revolving credit and guaranty agreement.
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
Liquidity and Capital Resources

In December 2020, we completed our initial public offering (the "IPO") in which we received net proceeds of $3.3 billion from sales of shares of our Class A common stock in the IPO, after deducting underwriting discounts and commissions.
As of March 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $4.5 billion, which consisted of cash and cash equivalents of $4.0 billion, and marketable securities of $467 million. Additionally, funds held at payment processors of $127 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds. Marketable securities consisted of money market fund, commercial paper, corporate bonds, U.S. government agency securities, and U.S. Treasury securities.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.7 billion as of March 31, 2021. To execute on our strategic initiatives to continue to grow our business, we may continue to incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the $400 million in available borrowings under our unsecured revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(In millions)	2020	2021

Net cash provided by (used in) operating activities	$(125)	$166
Net cash provided by (used in) investing activities	5	(7)
Net cash provided by (used in) financing activities	334	(496)
Foreign currency effect on cash, cash equivalents, and restricted cash	(2)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	$212	$(337)
Operating Activities
Cash used in operating activities was $125 million for the three months ended March 31, 2020. This consisted of a net loss of $129 million offset by non-cash depreciation and amortization expense of $24 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $8 million, non-cash stock-based compensation expense of $5 million, non-cash bad debt expense of $5 million, other non-cash expenses of $5 million, and non-cash interest expense of $4 million related to the convertible notes. The net changes in operating assets and liabilities was primarily the result of an increase of $70 million in accounts receivable, net, an increase of $60 million in funds held at payment processors, an increase of $6 million in prepaid expenses and other current assets, an increase of $5 million in other assets, and a decrease of $6 million for payments for operating lease liabilities, offset by an increase of $81 million in accrued expenses and other current liabilities primarily related to litigation reserves, sales tax payable and accrued sales and indirect taxes, accrued operations related expenses, and Dasher and merchant payable, an increase of $15 million in accounts payable, and an increase of $4 million in other liabilities due to timing of legal settlements.
Cash provided by operating activities was $166 million for the three months ended March 31, 2021. This consisted of a net loss of $110 million, offset by non-cash stock-based compensation expense of $97 million, non-cash depreciation and amortization expense of $29 million, non-cash bad debt expense of $16 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $11 million, non-cash interest expense of $11 million related to the convertible notes, and other non-cash expenses of $6 million. The net changes in operating assets and liabilities was the result of a decrease of $79 million in prepaid expenses and other current assets, an increase of $27 million in accrued expenses and other current liabilities, primarily related to litigation reserves, sales tax payable and accrued sales and indirect taxes, accrued operations related expenses, Dasher and merchant payable, and contract liabilities, and a decrease of $19 million in funds held at payment processors, offset by a decrease of $8 million for payments for operating lease liabilities, an increase of $7 million in accounts receivable, net, and an increase of $4 million in other assets. The increase in cash provided by operating activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was mainly due to the increases in non-cash expenses and net changes in operating assets and liabilities for the three months ended March 31, 2021.
Investing Activities
Cash provided by investing activities was $5 million for the three months ended March 31, 2020, which primarily consisted of purchases of marketable securities of $93 million, purchases of property and equipment of $22 million, cash outflows for capitalized software and website development costs of $10 million, offset by proceeds from the sales and maturities of marketable securities of $130 million.
Cash used in investing activities was $7 million for the three months ended March 31, 2021, which primarily consisted of purchases of marketable securities of $99 million, purchases of property and equipment of $32 million, and cash outflows for capitalized software and website development costs of $22 million, offset by proceeds from the sales and maturities of marketable securities of $146 million.
Financing Activities
Cash provided by financing activities was $334 million for the three months ended March 31, 2020, which primarily consisted of $333 million of net proceeds from the issuance of convertible promissory notes.
Cash used in financing activities was $496 million for the three months ended March 31, 2021, which consisted of $333 million of repayment of the convertible promissory notes, $166 million of cash outflows for taxes paid related to net share settlement of equity awards, and $10 million of payment of deferred offering costs, offset by $13 million of proceeds from the exercise of stock options.
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
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements in accordance with GAAP requires us to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period presented. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows could be affected.
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates and foreign exchange risks.
Interest Rate Fluctuation Risk
Our investment portfolio consists of short-term fixed income securities, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the condensed consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of stockholders’ deficit within accumulated other comprehensive income (loss). Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
Based on our investment portfolio balance as of March 31, 2021, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
Foreign Currency Exchange Risk
Transaction Exposure
We transact business in Canadian dollars and Australian dollars and have international revenue, as well as costs denominated in Canadian dollars and Australian dollars. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates are reflected in reported income and loss from our international businesses included in our condensed consolidated statements of operations. A continued strengthening of the U.S. dollar would therefore reduce reported revenue and expenses from our international businesses included in our condensed consolidated statements of operations.
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
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II
Item 1. Legal Proceedings
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

We are currently involved in a number of putative class actions, representative actions, such as those brought under the California Labor Code Private Attorneys General Act, or PAGA, and individual claims both in court as well as arbitration and other matters challenging the classification of third-party delivery providers on our platform and on the Caviar platform as independent contractors.

In November 2019, we filed an agreement to pay $40 million with the representatives of Dashers that had filed certain actions in California and Massachusetts in settlement of claims under PAGA and class action claims alleging worker misclassification of Dashers, or the Marciano settlement. These actions were filed by and on behalf of Massachusetts Dashers that utilized the DoorDash platform since September 2014 and California Dashers that utilized the DoorDash platform since August 2016. The settlement was filed with the Superior Court of California, County of San Francisco on November 21, 2019. On April 24, 2020, the court issued a tentative ruling raising certain issues with the filed settlement agreement and requesting supplemental briefing from the parties. On June 8, 2020, the parties submitted supplemental briefing and an amended settlement agreement to the court. The amended settlement agreement increased the total amount to be paid by us from $40 million to $41 million. On June 19, 2020, the court issued a tentative ruling raising certain issues with the filed amended settlement agreement and requesting supplemental briefing from the parties. On July 24, 2020, the parties submitted supplemental briefing and an amended settlement agreement to the court. On August 31, 2020, the court issued a tentative ruling denying plaintiff’s motion for preliminary approval of the amended settlement without prejudice and inviting the parties to file supplemental briefing addressing the concerns raised by the court. On October 30, 2020, we entered into an amended settlement agreement to increase the total amount to be paid by us from $41 million to $89 million. On November 4, 2020, the parties submitted supplemental briefing and the amended settlement agreement to the court. On February 17, 2021, the court issued a tentative ruling denying plaintiff’s motion for preliminary approval of the amended settlement without prejudice. On April 7, 2021, plaintiffs filed a notice of withdrawal of the motion for preliminary approval of the settlement. In light of the court’s concern about the plaintiffs releasing various class claims that were not originally pled in the Marciano action (which was filed as a PAGA-only case), the parties agreed not to seek a release of these claims Marciano, but to instead present a new proposed settlement in Marko v DoorDash, Inc., Case No. BC659841 (Los Angeles Super. Ct.), where the court currently has jurisdiction over the various class claims under the Labor Code encompassed by the agreement. On April 16, 2021, plaintiffs filed a revised settlement agreement with the Superior Court of California, County of Los Angeles, or the Marko settlement. The total amount to be paid by us is $100 million. If the Marko settlement ultimately receives final approval from the court, we expect that this would resolve claims under PAGA and claims alleging worker misclassification for Dashers in California for the period of August 30, 2016 through December 31, 2020 and claims alleging worker misclassification for Dashers in Massachusetts for the period of September 26, 2014 through March 31, 2021. Although the settlement only involves claimants in certain actions, any final settlement would be on a class basis and would encompass claims by all Dashers in California and Massachusetts for the period noted in the previous sentence. Dashers that are members of the class purported to be covered by the settlement could elect to opt out of such settlement, and therefore could bring claims against us separately.

More than 35,000 Dashers and Caviar delivery providers who have entered into arbitration agreements with us have filed or expressed an intention to file arbitration demands against us that assert worker misclassification claims. As of May 13, 2021, we have reached agreements that would resolve the worker misclassification claims for the substantial majority of these individuals. Under these agreements, certain Dashers and Caviar delivery providers are eligible for settlement payments, subject to a threshold number of the covered individuals entering into individual settlement agreements. As of May 13, 2021, individual settlement agreements have been executed and amounts paid thereunder, in an aggregate amount of approximately $75 million, including attorneys’ fees, and covering approximately 23,000 Dashers and Caviar delivery providers. Final amounts to be paid under the remaining settlement agreements will be determined based on the number of releases collected from Dashers and Caviar delivery providers. We anticipate that the aggregate amount of payments to Dashers and Caviar delivery providers under the remaining settlement agreements, including attorneys’ fees, will be approximately $8 million. We do not admit any allegations of wrongdoing as part of the resolution of these matters.

Various other Dashers and Caviar delivery providers have challenged or threatened to challenge, and may challenge in the future, their classification on the DoorDash platform and on the Caviar platform, respectively, as an independent contractor under federal and state law, seeking monetary, injunctive, or other relief. We are currently involved in a number of such actions filed by individual Dashers and Caviar delivery providers, with many additional claims threatened, including those brought in, or compelled pursuant to our Independent Contractor Agreement to, individual arbitration. In addition, in June 2020, the San Francisco District Attorney filed an action in the Superior Court of California, County of San Francisco, alleging that we misclassified Dashers as independent contractors as opposed to employees in violation of the California Labor Code and the California Unfair Competition Law, among other allegations. This action is seeking both restitutionary damages and a permanent injunction that would bar us from continuing to classify Dashers as independent contractors. In August 2020, the San Francisco District Attorney filed a motion for preliminary injunction that would bar us from continuing to classify Dashers in California as independent contractors during the pendency of this case. In December 2020, the San Francisco District Attorney withdrew its request for preliminary injunction. It is a reasonable possibility that a loss may be incurred; however, the possible range of losses is not estimable given the status of the case.

We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States, Canada, and Australia. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed AB 5, which was signed into law on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for the 2020 California ballot initiative titled Proposition 22 to address AB 5 and preserve flexibility for Dashers, which passed in November 2020, and which became effective in December 2020. In addition, several other states where we operate may be considering adopting legislation similar to Proposition 22, which we would expect to increase our costs related to Dashers in such jurisdictions, could result in lower order volumes if we charge higher fees and commissions as a result of such laws, and could also adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation have been and may in the future be challenged and subject to litigation. Additionally, an increasing number of jurisdictions are considering implementing standards similar to AB 5 to determine worker classification.

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

Regulatory and Administrative Investigations, Audits, and Inquiries

We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers and Caviar delivery providers, our Dasher pay model, privacy, data security, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California for payroll tax liabilities. Results of investigations, audits, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action.

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

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.
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
Although we generated net income of $23 million for the three months ended June 30, 2020, we have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to maintain or increase profitability in the future. We incurred a net loss of $129 million and $110 million in the three months ended March 31, 2020 and 2021, respectively, and, as of December 31, 2020 and March 31, 2021, we had an accumulated deficit of $1.6 billion and $1.7 billion, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our Restricted Stock Units ("RSUs") and other outstanding equity awards will result in increases in our expenses in future periods. As of March 31, 2021, we had $1.2 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs. For more information, see “—We have expended and intend to expend substantial funds to satisfy a portion of our tax withholding and remittance obligations that arise in connection with the vesting and/or settlement of certain of our RSUs, which may have an adverse effect on our financial condition and results of operations. We have also implemented “sell-to-cover” in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon vesting and/or settlement of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders.”
If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to maintain or increase profitability.
We may not continue to grow on pace with historical rates.
We have grown rapidly over the last several years, and therefore our recent revenue growth rate and financial performance should not be considered indicative of our future performance. For the three months ended March 31, 2020 and 2021, our revenue was $362 million and $1.1 billion, respectively, representing a 198% year-over-year growth rate. In addition, with the COVID-19 pandemic, we have experienced a significant increase in revenue, Total Orders, and Marketplace GOV. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue following a widespread rollout of the COVID-19 vaccine, and we expect our revenue, Total Orders, and Marketplace GOV growth rates to decline in future periods. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. Our revenue growth rate may decline in future periods as the size of our business grows and as we achieve higher market adoption rates. We may also experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of merchants, consumers, and Dashers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, increasing regulatory costs, and the maturation of our business, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. In addition, we have strategically focused on suburban markets and smaller metropolitan areas since our founding because of the opportunity that these markets have presented for our local logistics platform. If the demand for local logistics platforms does not continue to grow in these markets, or if we are unable to maintain our category share in these markets, our revenue growth rate could be adversely affected. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
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
In addition, if merchants on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, or if our relationships with merchants on our platform deteriorate, we may not be able to provide consumers with sufficient merchant selection. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants. In addition, if we are unsuccessful in attracting and retaining popular merchants, if merchants enter into exclusive arrangements with our competitors, if we fail to negotiate satisfactory terms with merchants, or if we ineffectively manage our relationships with merchants, our business, financial condition, and results of operations could be adversely affected. Our agreements with partner merchants generally remain in effect until terminated by partner merchants or us. Based on the type of partner agreement, partner merchants may generally terminate their agreements with us by providing us at least seven or 30 days advance notice and such agreements do not generally provide for any exclusivity. In the event that our partner merchants terminate their agreements with us, the merchant selection available on our local logistics platform could be adversely affected. Changes to our business and to our relationships with some of our constituencies may also impact our ability to attract and retain other constituencies. For example, the increased growth of our subscription product, DashPass, and how compelling this offering is to consumers, depends on our ability to sign up eligible merchants to DashPass. Additionally, many of our consumers initially access our platform to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our platform and offerings to such consumers, thereby encouraging them to access our platform regularly or subscribe as a paid user of DashPass, through prompts and notifications and time-limited trials of DashPass and other offerings. However, these consumers may never convert to a paid subscription to DashPass or access our platform after they take advantage of our promotions. If we are not able to continue to expand our consumer base or fail to convert our consumers to regular paying consumers, demand for our full-price or paid services, such as DashPass, and our revenue may grow slower than expected or decline.
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
Demand for our platform is highly sensitive to a range of factors, including the price of the goods delivered, the amount of compensation and gratuities required to attract and retain Dashers, incentives paid to Dashers, and the fees and commissions we charge merchants and consumers. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. For example, in connection with the COVID-19 pandemic, jurisdictions across the United States, including Massachusetts, Oregon, jurisdictions within Los Angeles County, California, San Francisco, California, Washington, D.C., and New York, New York, have implemented temporary price controls on local food delivery logistics platforms. In addition, there are legislative proposals to make price controls on food delivery logistics platforms permanent, and we expect other such proposals to be made. While several jurisdictions initially proposed permanent price controls but then implemented temporary price controls, other jurisdictions may implement permanent price controls in the future. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers, though we are aware of two jurisdictions that have adopted limits or explicit prohibitions against doing so in connection with price controls. An increase in the fees we charge to consumers could result in reduced demand for our services by consumers. With the continued duration of COVID-19, we expect these existing price controls to persist in the near term and for additional jurisdictions where we operate to implement similar price controls. If any of these events occur, or if price controls are retained after the COVID-19 pandemic subsides, our business, financial condition, and results of operations could be further adversely affected. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain new merchants, consumers, and Dashers at a lower cost than us. There can be no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the price of delivery for consumers, increase the incentives we pay to Dashers that utilize our platform, or further reduce the fees and commissions we charge merchants, or to increase our marketing and other expenses to attract and retain merchants, consumers, and Dashers in response to competitive pressures. We have launched, and may in the future launch, new pricing strategies and initiatives, such as subscription products like DashPass, and Dasher or consumer loyalty programs, or modify existing pricing methodologies or the way in which fees, taxes, or similar items are presented on our platform, any of which may not ultimately be successful in attracting and retaining merchants, consumers, or Dashers or which may result in lower commissions or fees, which could adversely affect our business, financial condition, and results of operations. For example, on April 27, 2021, we changed our merchant pricing models to better support certain U.S. restaurant partners, including by offering them a choice of three different delivery commission rates tied to varying levels of marketing support and services. Further, our consumers’ price sensitivity may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. In particular, our continued international expansion may require us to change our pricing strategies and to adjust to different cultural norms, including with respect to consumer pricing and gratuities. While we do and will attempt to set prices based on our prior operating experience and merchant, consumer, and Dasher feedback and engagement levels, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our services. In addition, if the services on our platform change, then we may need to revise our pricing methodologies.
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
The incorrect understanding or perception of our former Dasher pay model by some led, and may continue to lead, to some consumers providing lower tips, or no tips at all, to Dashers, which could impact the amount that Dashers are able to earn on our platform and our ability to attract and retain Dashers. We have also launched, and may in the future launch, certain changes to the rates and fee structure for Dashers that utilize our platform, which may not ultimately be successful in attracting and retaining Dashers. For example, in September 2019, we changed our Dasher pay model to include (i) a base pay amount for each order, which depends on the estimated time, distance, and desirability of the order, (ii) promotions for orders that meet certain conditions, including bonuses for Dashers who meet specific goals, and (iii) tips from consumers, which Dashers receive 100% of on top of base pay and promotions. Dashers are shown the minimum amount that they will earn for each delivery opportunity when it is offered.
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
Since 2013, we have experienced rapid growth in our employee headcount, the number of users on our platform, our geographic reach, and our operations, and we expect to continue to experience growth in the future. For example, Employee growth has occurred both at our San Francisco headquarters and in a number of our offices across the United States and internationally. This growth has placed, and may continue to place, substantial demands on management and our operational and financial infrastructure. For example, in connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2018 and 2019, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting, which has since been remediated. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and could cause a decline in the price of our Class A common stock. We will need to continue to improve our operational and financial infrastructure in order to manage our business effectively and accurately report our results of operations.
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
We have in the past incurred, and may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card data, referral fraud by both consumers and Dashers, fraud with respect to background checks, fraud by employees or agents relating to payments or credits on our platform, attempted payments by consumers with insufficient funds, fraud committed by consumers in concert with Dashers, and account takeovers of Dasher accounts by bad actors. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information, or payment information and unauthorized acquisition or use of credit or debit card details, bank account information, and mobile phone numbers. For example, bad actors have created Dasher accounts using other people’s stolen personal identifying information to commit fraud on our platform and for other illicit purposes. Among other things, this has caused Form 1099s to be incorrectly sent to individuals who are not performing services as Dashers. We have launched a series of initiatives and products changes to help prevent this practice.
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
Further, some non-partner merchants may not want to be included on our platform and may request to be removed. While we honor these requests, removing non-partner merchants impacts our ability to provide a broad selection of merchants. In addition, there is a risk that non-partner merchants bring legal claims against us relating to their inclusion on our platform. For example, in 2015, In-N-Out Burger filed a complaint against us claiming unfair competition, among other claims, and sought a permanent injunction to stop us from delivering their food. There is also a risk that state or local law is enacted to prevent platforms like ours from including non-partners on the platform. For example, the California Legislature passed legislation, California Assembly Bill 2149, or AB 2149, which was signed into law by Governor Gavin Newsom and became effective on January 1, 2021. AB 2149 prohibits, among other things, food delivery logistics platforms from facilitating deliveries from restaurants in California without the restaurants’ prior consent. Similar prohibitions have also been enacted in Louisiana, Massachusetts, Michigan, Arkansas, Virginia, Denver, Colorado, and Tucson, Arizona and are being contemplated in other jurisdictions. Beyond regulatory restrictions, we may also adopt internal policies that limit or prohibit the facilitation of deliveries from merchants without their prior consent. For example, in

November 2020, we adopted internal policies pursuant to which we generally do not add new non-partner restaurants for delivery on our platform in the United States and such policies require the use of disclaimers with existing non-partner restaurants on our platform in the United States to inform consumers that such restaurants are not partnered with DoorDash. In the future, based on a variety of factors, including legal and regulatory changes, we may continue to revise and update our internal policies related to non-partner restaurants and other merchants. To the extent we are required or we choose to remove non-partner merchants for any reason, this will adversely affect our ability to attract and retain consumers and could directly and adversely affect our business, financial condition, and results of operations.
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
We have expended and intend to expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our RSUs. Certain of our RSUs vested upon the effectiveness of our IPO Registration Statement (the “IPO Vested RSUs”) and will settle approximately 180 days following the effective date of our IPO Registration Statement under their terms (the “IPO Vested RSU Settlement Date”). Under U.S. tax laws, the employment tax withholding and remittance obligations for the IPO Vested RSUs arose in connection with their vesting, and the income tax withholding and remittance obligations will arise in connection with their settlement on the IPO Vested RSU Settlement Date. On the initial vesting date for the IPO Vested RSUs, we withheld shares and remitted tax withholding amounts on behalf of the holders of IPO Vested RSUs at the applicable statutory rates for those IPO Vested RSU holders who elect to net share settle these tax withholding obligations. Certain IPO Vested RSU holders elected to receive a short-term loan from us, with interest that will accrue at the applicable federal rate to settle the tax withholding obligations arising in connection with the vesting of the IPO Vested RSUs on the effectiveness of our IPO registration statement. The short-term loan extended to employees totaled $10 million as of March 31, 2021. The balance of the loan is repayable from the proceeds of sale of shares into the market on the IPO Vested RSU Settlement Date, which will result in dilution to our stockholders.
To fund the tax withholding and remittance obligations arising in connection with the future vesting and/or settlement of RSUs (including the income tax withholding and remittance obligations due with respect to the IPO Vested RSUs on the IPO Vested RSU Settlement Date), we will either (i) withhold shares of our Class A common stock that would otherwise be issued with respect to such RSUs and pay the relevant tax authorities in cash (which may include cash generated from the proceeds of the IPO) to satisfy such tax obligations or (ii) have the holders of such RSUs use a broker or brokers to sell a portion of such shares into the market on the applicable settlement date, with the proceeds of such sales to be delivered to us for us to remit to the relevant taxing authorities, in order to satisfy such tax withholding and remittance obligations. The tax withholding due in connection with such RSU vesting and settlement will be based on the then-current value of the underlying shares of our Class A common stock, and we would expect to withhold and remit the tax withholding liabilities at the applicable statutory rates on behalf of the RSU holders to the relevant tax authorities in cash, which would result in significant cash expenditures by us. In the three months ended March 31, 2021, we expended $166 million to satisfy tax withholding and remittance obligations for certain RSUs vested during the period. If we implement “sell-to-cover” to satisfy tax withholding obligations, shares with a market value equivalent to the tax withholding obligation will be sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales will be remitted by us to the taxing authorities. Such sales will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but will cause dilution to our stockholders.

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
An increasing number of jurisdictions are considering implementing standards similar to the test set forth in Dynamex to determine worker classification. Further, the California Legislature passed AB 5 and it was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for the 2020 California ballot initiative Proposition 22 to address AB 5 and preserve flexibility for Dashers, which passed in November 2020. As such, certain provisions regarding compensation, along with certain other requirements, are now applicable to us and Dashers in California and our costs related to Dashers have increased in California. To offset a portion of these increased costs, we will in certain circumstances charge higher fees and commissions, which could result in lower order volumes over time. Depending on whether and how much we choose to increase fees and commissions, these increased costs could also lead to a lower Take Rate, defined as revenue expressed as a percentage of Marketplace GOV. The provisions resulting from Proposition 22 that are now applicable to us include, but are not limited to, (i) net earnings (which excludes tips, tolls, and certain other amounts) to Dashers no less than a net earnings floor equal to (a) 120% of the minimum wage for a Dasher’s engaged time and (b) for

Dashers using a motor vehicle, $0.30 per engaged mile (which amount shall be adjusted for inflation after 2021) and (ii) for Dashers averaging at least 15 hours per week of engaged time during a calendar quarter who subscribe to a qualifying health plan, payments to such Dashers of healthcare subsidies of varying dollar amounts depending on a Dasher’s engaged time per week. As such, Proposition 22 is likely to have an adverse impact on our results of operations. In addition, several other jurisdictions where we operate may be considering adopting legislation that would pair worker flexibility and independence with new protections and benefits, and we are engaged in ongoing discussions with Dashers, policy makers and other stakeholders regarding the future of the type of work that Dashers perform. To the extent other states adopt such legislation, we would expect our costs related to Dashers in such jurisdictions to increase and we could experience lower order volumes in such jurisdictions if we charge higher fees and commissions as a result of such laws, which would adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. For example, certain plaintiffs filed a claim in California Superior Court challenging the constitutionality of Proposition 22 and similar challenges may also be filed. Furthermore, if Dashers are determined to be employees in other states or under federal law, this could result in even higher increases to our costs related to Dashers, which would likely lead us to increase fees and commissions even more and may result in further lower order volumes. To the extent Dashers are determined to be employees under other state or federal law, we would be required to significantly alter our existing business model and operations, which would have an adverse impact on our business, financial condition, and results of operations.
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
Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors. Regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in connection with the COVID-19 pandemic, jurisdictions across the United States, including Massachusetts, Oregon, jurisdictions within Los Angeles County, California, San Francisco, Washington, D.C., and New York, New York, have implemented temporary price controls on local food delivery logistics platforms. In addition, there are legislative proposals to make price controls on food delivery logistics platforms permanent, and we expect other such proposals to be made. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers, though we are aware of two jurisdictions which have adopted explicit limits or prohibitions against doing so in connection with price controls, which could further increase our costs. With the continued duration of COVID-19, we expect these existing price controls to persist in the near term and for additional jurisdictions where we operate to implement similar price controls. If any of these events occur, or if price controls are retained after the COVID-19 pandemic subsides, our business, financial condition, and results of operations could be further adversely affected. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business.
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
Where permitted under applicable law, we rely on third-party background check providers to provide the criminal and/or driving records of potential Dashers to help identify those that are not qualified to use our platform pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable timeframe. In certain jurisdictions, including the United States, we rely on a single third-party background check provider for these jurisdictions. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential Dashers, and as a result, our platform may be less attractive to potential Dashers and we may have difficulty finding enough Dashers to meet consumer demand. Further, if the background checks conducted by our third-party background check providers are inaccurate or do not otherwise meet our expectations, unqualified Dashers may be permitted to make deliveries on our platform, and as a result, we may be unable to adequately protect or provide a safe environment for our merchants and consumers and qualified Dashers may be inadvertently excluded from our platform. For example, we had a Dasher who had a criminal conviction that should have excluded him from using our platform who was nonetheless cleared by one of our background check providers, and as a result, we allowed him to make deliveries on our platform and he was subsequently alleged to cause personal injury to a merchant on our platform. As a result of inaccurate background checks, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, if a Dasher engages in criminal activity after the third-party background check has been conducted, we may not be informed of such criminal activity and this Dasher may be permitted to continue making deliveries on our platform. In addition, if the background checks conducted by our third-party background check providers do not meet the requirements under applicable laws and regulations, we could face legal liability or negative publicity.
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
In addition, mobile operating system and browser providers, such as Apple and Google, have announced changes as well as future plans to limit the ability of application developers like us to collect and use certain data about users of our platform, including merchants, consumers and Dashers. For example, Apple made certain changes to its products and data use policies in connection with the release of its iOS 14 operating system. We expect that these changes will negatively impact the effectiveness of our advertising and promotions because they will limit our visibility into the performance of specific advertising channels. If we are unable to mitigate the effects of these developments, we could experience a decline in the growth of new users as well as order rates from existing consumers on our platform, which would have an adverse effect on our business, financial condition and results of operations.
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
Certain estimates and information contained in this Quarterly Report on Form 10-Q are based on information from third-party sources and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data, and any real or perceived inaccuracies in such estimates and information may harm our reputation and adversely affect our business.
Certain estimates and information contained in this Quarterly Report on Form 10-Q, including general expectations concerning our industry and the market in which we operate, category share, market opportunity, and market size, are based to some extent on information provided by third-party providers. This information involves a number of assumptions and limitations, and although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data. If there are any limitations or errors with respect to such data or methodologies, or if investors do not perceive such data or methodologies to be accurate, or if we discover material inaccuracies with respect to such data or methodologies, our reputation, financial condition, and results of operations could be adversely affected.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of March 31, 2021, there were no amounts outstanding under the revolving credit facility.
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
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of March 31, 2021, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of Consumer Engineering, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 68% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to the IPO and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of March 31, 2021, our Co-Founders would collectively hold 79% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in our Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or the Co-Founders but would not be desirable for our other stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
31.1
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL
_______________
* The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of DoorDash, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOORDASH, INC.

Date: May 14, 2021	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	By:	/s/ Prabir Adarkar
Prabir Adarkar
Chief Financial Officer
(Principal Executive Officer)