Form 10-Q
period 2021-06-30
DoorDash, Inc.
filed 2021-08-13
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 306,602,559 shares of Class A common stock, 31,333,865 shares of Class B common stock, and no shares of Class C common stock as of July 31, 2021.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2020	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$4,345	$3,334
Marketable securities	514	1,334
Funds held at payment processors	146	120
Accounts receivable, net	291	245
Prepaid expenses and other current assets	221	146
Total current assets	5,517	5,179
Property and equipment, net	210	306
Operating lease right-of-use assets	203	262
Goodwill	316	316
Intangible assets, net	74	67
Other assets	33	52
Total assets	$6,353	$6,182
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80	$96
Operating lease liabilities	15	23
Convertible notes	364	—
Accrued expenses and other current liabilities	943	1,132
Total current liabilities	1,402	1,251
Operating lease liabilities	238	298
Other liabilities	13	14
Total liabilities	1,653	1,563
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2020 and June 30, 2021, 287,190 and 306,190 Class A shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively; 200,000 Class B shares authorized as of December 31, 2020 and June 30, 2021, 31,313 and 31,334 Class B shares issued and outstanding as of December 31, 2020 and June 30, 2021, respectively; 2,000,000 Class C shares authorized as of December 31, 2020 and June 30, 2021, zero Class C shares issued and outstanding as of December 31, 2020 and June 30, 2021	—	—
Additional paid-in capital	6,313	6,444
Accumulated deficit	(1,613)	(1,825)
Total stockholders’ equity	4,700	4,619
Total liabilities and stockholders’ equity	$6,353	$6,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue	$675	$1,236	$1,037	$2,313
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	323	555	517	1,118
Sales and marketing	168	427	320	760
Research and development	38	100	71	182
General and administrative	88	216	170	385
Depreciation and amortization	31	37	55	66
Total costs and expenses	648	1,335	1,133	2,511
Income (loss) from operations	27	(99)	(96)	(198)
Interest income	2	—	5	2
Interest expense	(9)	(1)	(13)	(13)
Other income (expense), net	3	—	(1)	—
Income (loss) before provision for income taxes	23	(100)	(105)	(209)
Provision for income taxes	—	2	1	3
Net income (loss)	23	(102)	(106)	(212)
Undistributed earnings allocated to preferred stockholders	(23)	—	—	—
Net loss attributable to common stockholders	$—	$(102)	$(106)	$(212)
Net loss per share attributable to common stockholders, basic and diluted	$—	$(0.30)	$(2.39)	$(0.64)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	44,513	334,707	44,341	331,280
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Net income (loss)	$23	$(102)	$(106)	$(212)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	(1)	—	—	—
Change in unrealized gain on marketable securities	—	—	2	—
Total other comprehensive income (loss)	(1)	—	2	—
Comprehensive income (loss)	$22	$(102)	$(104)	$(212)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	230,667	$2,264	43,937	$—	$70	$(1,152)	$—	$(1,082)
Issuance of common stock upon exercise of stock options	—	—	366	—	1	—	—	1
Stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(129)	—	(129)
Balances as of March 31, 2020	230,667	2,264	44,303	—	76	(1,281)	3	(1,202)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	8,321	382	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	406	—	1	—	—	1
Stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	23	—	23
Balances as of June 30, 2020	238,988	$2,646	44,709	$—	$82	$(1,258)	$2	$(1,174)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	318,503	$—	$6,313	$(1,613)	$—	$4,700
Issuance of common stock upon settlement of restricted stock units	1,836	—	—	—	—	—
Shares withheld related to net share settlement	(802)	—	(166)	—	—	(166)
Issuance of common stock upon exercise of stock options	5,989	—	13	—	—	13
Stock-based compensation	—	—	118	—	—	118
Net loss	—	—	—	(110)	—	(110)
Balances as of March 31, 2021	325,526	—	6,278	(1,723)	—	4,555
Issuance of common stock upon settlement of restricted stock units	8,056	—	—	—	—	—
Shares withheld related to net share settlement	(44)	—	(6)	—	—	(6)
Issuance of common stock upon exercise of stock options	3,986	—	10	—	—	10
Stock-based compensation	—	—	162	—	—	162
Net loss	—	—	—	(102)	—	(102)
Balances as of June 30, 2021	337,524	$—	$6,444	$(1,825)	$—	$4,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2021
Cash flows from operating activities
Net loss	$(106)	$(212)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55	66
Stock-based compensation	8	235
Bad debt expense	7	31
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	20	23
Non-cash interest expense	13	11
Impairment of operating lease right-of-use assets	6	—
Other	5	11
Changes in operating assets and liabilities:
Funds held at payment processors	(17)	26
Accounts receivable, net	(166)	14
Prepaid expenses and other current assets	26	77
Other assets	(12)	(17)
Accounts payable	43	17
Accrued expenses and other current liabilities	210	153
Payments for operating lease liabilities	(12)	(18)
Other liabilities	5	1
Net cash provided by operating activities	85	418
Cash flows from investing activities
Purchases of property and equipment	(37)	(63)
Capitalized software and website development costs	(21)	(45)
Purchases of marketable securities	(274)	(1,112)
Maturities of marketable securities	265	292
Sales of marketable securities	4	—
Other investing activities	—	(8)
Net cash used in investing activities	(63)	(936)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	382	—
Proceeds from issuance of convertible notes, net of issuance costs	333	—
Repayment of convertible notes	—	(333)
Proceeds from exercise of stock options	2	23
Deferred offering costs paid	(3)	(10)
Taxes paid related to net share settlement of equity awards	—	(172)
Net cash provided by (used in) financing activities	714	(492)
Net increase (decrease) in cash, cash equivalents, and restricted cash	736	(1,010)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	287	4,345
Cash, cash equivalents, and restricted cash, end of period	$1,023	$3,335
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$995	$3,334
Restricted cash	28	1
Total cash, cash equivalents, and restricted cash	$1,023	$3,335
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$42
Cash paid for income taxes	$1	4
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$21	$21
Leasehold improvements acquired through tenant improvement allowance	$9	$3
Unrealized gain on marketable securities	$2	$—
Stock-based compensation included in capitalized software and website development costs	$2	$45
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
The Company’s local logistics platform connects merchants, consumers, and Dashers. The Company operates the DoorDash Marketplace, which enables merchants to establish an online presence and expand their reach by connecting them with consumers (the “Marketplace”). Merchants can fulfill this demand with independent contractors who use the Company’s platform to deliver orders (“Dashers”). As part of the Marketplace, the Company also offers Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Work, which provides merchants on the Company’s platform with large group orders and catering orders for businesses and events. The Marketplace also includes DashPass, the Company’s subscription product, which provides consumers with unlimited access to eligible merchants with zero delivery fees and reduced service fees. In addition to the Marketplace, the Company offers Platform Services, which primarily includes DoorDash Drive, or Drive, a white-label logistics service that enables merchants that have generated consumer demand through their own channels to fulfill this demand using the Company’s local logistics platform, and DoorDash Storefront, or Storefront, that enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or logistics capabilities.
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
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include, but are not limited to, revenue recognition, allowances for credit losses, estimated useful lives of property and equipment, capitalized software and website development costs, intangible assets, stock-based compensation, valuation of investments and other financial instruments, valuation of acquired intangible assets and goodwill, the incremental borrowing rate applied in lease accounting, insurance reserves, loss contingencies, and income and indirect taxes. Actual results could differ from these estimates.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

3. Revenue
Disaggregated Revenue Information
All revenue recognized during the periods presented was related to the Company's core business, which is primarily comprised of Marketplace and Drive.
Revenue by geographic area is determined based on the address of the merchant, or in the case of DashPass, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
United States	$675	$1,230	$1,037	$2,302
International	—	6	—	11
Total revenue	$675	$1,236	$1,037	$2,313
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the six months ended June 30, 2021 was as follows (in millions):

Contract Liabilities
Beginning balance	$108
Addition to contract liabilities	528
Reduction of contract liabilities(1)(2)	(499)
Ending balance	$137
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
(2) Included in the beginning balance of contract liabilities was $22 million associated with unearned prepayments received by the Company, all of which was recognized as revenue during the six months ended June 30, 2021.
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

	Six Months Ended June 30,
	2020	2021
Beginning balance	$21	$43
Capitalization of deferred contract costs	11	14
Amortization of deferred contract costs	(4)	(10)
Ending balance	$28	$47
Deferred contract costs, current	$4	$19
Deferred contract costs, non-current	24	28
Total deferred contract costs	$28	$47

Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes for the six months ended June 30, 2021 were as follows (in millions):

Six Months Ended June 30, 2021

Beginning balance	$13
Additions to the provision for expected credit losses	31
Writeoffs charged against the allowance	(1)
Ending balance	$43
4. Goodwill and Intangible Assets, Net
During the three and six months ended June 30, 2021, there were no changes in the carrying amount of goodwill of $316 million.
Intangible assets, net consisted of the following as of December 31, 2020 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	7.6	$71	$(48)	$23
Vendor relationships	11.8	45	(4)	41
Courier relationships	0.3	1	(1)	—
Customer relationships	1.8	9	(3)	6
Trade name and trademarks	1.8	6	(2)	4
Balance as of December 31, 2020		$132	$(58)	$74
Intangible assets, net consisted of the following as of June 30, 2021 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	7.4	$71	$(50)	$21
Vendor relationships	11.3	45	(6)	39
Courier relationships	—	1	(1)	—
Customer relationships	1.3	9	(5)	4
Trade name and trademarks	1.3	6	(3)	3
Balance as of June 30, 2021		$132	$(65)	$67
Amortization expense associated with intangible assets was $16 million and $3 million for the three months ended June 30, 2020 and 2021, respectively. Amortization expense associated with intangible assets was $29 million and $7 million for the six months ended June 30, 2020 and 2021, respectively.
The estimated future amortization expense of intangible assets as of June 30, 2021 was as follows (in millions):

Year Ending December 31,	Amortization Expense
Remainder of 2021	$6
2022	10
2023	6
2024	6
2025	6
Thereafter	33
Total estimated future amortization expense	$67

5. Fair Value Measurements
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
U.S. Treasury securities	$—	$3	$—	$3
Short-term marketable securities
Commercial paper	—	76	—	76
Corporate bonds	—	51	—	51
U.S. government agency securities	—	23	—	23
U.S. Treasury securities	—	364	—	364
Total	$—	$517	$—	$517

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$1,642	$—	$—	$1,642
Commercial paper	—	20	—	20
Corporate bonds	—	4	—	4
Short-term marketable securities
Commercial paper	—	553	—	553
Corporate bonds	—	98	—	98
U.S. government agency securities	—	78	—	78
U.S. Treasury securities	—	605	—	605
Total	$1,642	$1,358	$—	$3,000
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
There were no Level 3 assets or liabilities as of December 31, 2020 and other Level 3 assets and liabilities were not material as of June 30, 2021.
6. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2020
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
U.S. Treasury securities	$3	$—	$—	$3
Short-term marketable securities
Commercial paper	76	—	—	76
Corporate bonds	51	—	—	51
U.S. government agency securities	23	—	—	23
U.S. Treasury securities	364	—	—	364
Total	$517	$—	$—	$517

	June 30, 2021
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$1,642	$—	$—	$1,642
Commercial paper	20	—	—	20
Corporate bonds	4	—	—	4
Short-term marketable securities
Commercial paper	553	—	—	553
Corporate bonds	98	—	—	98
U.S. government agency securities	78	—	—	78
U.S. Treasury securities	605	—	—	605
Total	$3,000	$—	$—	$3,000
No individual security incurred continuous unrealized losses for greater than twelve months as of December 31, 2020 and June 30, 2021.
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2020	June 30, 2021
Equipment for merchants	$111	$135
Capitalized software and website development costs	86	176
Leasehold improvements	57	60
Computer equipment and software	22	32
Office equipment	11	15
Construction in progress	27	51
Total	314	469
Less: Accumulated depreciation and amortization	(104)	(163)
Property and equipment, net	$210	$306
Depreciation expenses were $12 million and $20 million for the three months ended June 30, 2020 and 2021, respectively. Depreciation expenses were $21 million and $38 million for the six months ended June 30, 2020 and 2021, respectively.
The Company capitalized $12 million and $47 million in capitalized software and website development costs during the three months ended June 30, 2020 and 2021, respectively. The Company capitalized $23 million and $90 million in capitalized software and website development costs during the six months ended June 30, 2020 and 2021, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $3 million and $14 million for the three months ended June 30, 2020 and 2021, respectively. Amortization of capitalized software and website development costs was $5 million and $21 million for the six months ended June 30, 2020 and 2021, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2020	June 30, 2021
Litigation reserves	$178	$141
Sales tax payable and accrued sales and indirect taxes	149	137
Accrued operations related expenses	139	164
Dasher and merchant payable	110	132
Contract liabilities	108	137
Accrued advertising	62	126
Insurance reserves	55	101
Credits issued to consumers	28	36
Other	114	158
Total	$943	$1,132
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
The Company is currently the subject of regulatory and administrative investigations, audits, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of delivery providers, the Dasher pay model, and other matters. For example, we are currently under audit by the Employment Development Department, State of California for payroll tax liabilities. The Company believes that Dashers are, and have been, properly classified as independent contractors, and thus plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits is uncertain.
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
In March 2020, the Company reached an agreement to resolve worker misclassification claims associated with certain Dashers and Caviar delivery providers who have entered into arbitration agreements with the Company. Under the agreement, certain Dashers and Caviar delivery providers are eligible for settlement payments, subject to a threshold number of the covered individuals entering into individual settlement agreements. The Company anticipated that the aggregate amount of payments to Dashers and Caviar delivery providers under these individual settlement agreements, including attorneys’ fees, would be approximately $70 million. In July 2020, the Company transferred $69 million into an escrow account, the settlement amount to be released and paid to claimants and claimants’ attorneys if a minimum number of claimants agreed to release their claims against the Company by the date specified within the settlement agreement. In December 2020, the number of claimants who agreed to release their claims against the Company exceeded the minimum, and the Company committed to release the settlement amount in the escrow account to claimants and claimants' attorneys. In the six months ended June 30, 2021, the $69 million in the escrow account was fully distributed to the claimants and claimants' attorneys.
In July and August 2020, the Company reached additional agreements to resolve worker misclassification claims associated with certain Dashers and Caviar delivery providers who have entered into arbitration agreements with the Company. Under these agreements, certain Dashers and Caviar delivery providers are eligible for settlement payments, subject to a threshold number of the covered individuals entering into individual settlement agreements. The Company anticipates that the aggregate amount of payments to Dashers and Caviar delivery providers under these individual settlement agreements, including attorneys’ fees, will be approximately $14 million, of which $6 million was paid in the six months ended June 30, 2021.
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
No liability associated with such indemnifications was recorded as of December 31, 2020 and June 30, 2021.
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
As of December 31, 2020 and June 30, 2021, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2020 and June 30, 2021, no amounts were drawn and the Company had $44 million and $39 million of issued letters of credit outstanding from the revolving credit and guaranty agreement.
Sales and Indirect Tax Matters
The Company is under audit by various state and local tax authorities with regard to sales and indirect tax matters. The Company records sales and indirect tax reserves when they become probable and the amount can be reasonably estimated. These reserves are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The timing of the resolution of indirect tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the tax authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months the Company will receive additional assessments by various tax authorities in one or more jurisdictions. These assessments could result in changes to the Company's reserves related to positions on sales and indirect tax filings. In the six months ended June 30, 2021, the Company favorably resolved a sales and indirect tax exposure resulting in a $29 million reduction of liabilities previously reserved.
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
Stock Award Activities
A summary of activity under the 2014 and 2020 Plan and related information was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	33,802	$2.42	5.92	$4,744
Granted	—	$—
Exercised	(9,975)	$2.33		$1,429
Forfeited	(19)	$2.97
Balance as of June 30, 2021	23,808	$2.46	5.16	$4,187
Exercisable as of June 30, 2021	20,662	$1.96	4.86	$3,644
Vested and expected to vest as of June 30, 2021	23,808	$2.46	5.16	$4,187
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price on the NYSE as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2020, and 2021 was $24 million and $1.4 billion, respectively. There were no stock options granted during the six months ended June 30, 2020 and 2021.
The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested units as of December 31, 2020	28,366		$4,049
Granted	4,758	$156.10
Vested	(810)	$119.04
Vested and settled	(3,324)	$29.28
Forfeited	(592)	$61.40
Unvested units as of June 30, 2021	28,398		$5,064
The aggregate intrinsic value disclosed in the above table is based on the closing price on the NYSE, as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the six months ended June 30, 2020 and 2021 was $34.11 and $156.10, respectively.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Cost of revenue, exclusive of depreciation and amortization	$—	$13	$1	$21
Sales and marketing	—	15	1	24
Research and development	2	46	3	82
General and administrative	1	64	3	108
Total stock-based compensation expense	$3	$138	$8	$235
As of June 30, 2021, there was $13 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.97 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of June 30, 2021, unrecognized stock-based compensation expense related to the CEO Performance Award was $346 million, which is expected to be recognized over a period of 3.82 years.
As of June 30, 2021, there was $1.2 billion of unrecognized stock-based compensation expense related to unvested RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award granted in November 2020. The Company expects to recognize this expense over the remaining weighted-average period of 2.79 years.
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
As of June 30, 2021, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
The Company recorded zero and $2 million of provision for income taxes for the three months ended June 30, 2020 and 2021, respectively. The Company recorded $1 million and $3 million of provision for income taxes for the six months ended June 30, 2020 and 2021, respectively. The provision for income taxes for all the periods presented were primarily attributable to state franchise taxes and income taxes in foreign jurisdictions.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of June 30, 2021, the Company continues to maintain a full valuation allowance on its deferred tax assets except in certain foreign jurisdictions.
As of June 30, 2021, the Company had $45 million of unrecognized tax benefits, which, if recognized, would result in adjustments to the valuation allowance. The Company is subject to income tax audits in the U.S. and foreign jurisdictions. The Company recorded liabilities related to uncertain tax positions and believes that the Company has provided adequate reserves for income tax uncertainties in all open tax years. Due to the Company’s history of tax losses, all years remain open to tax audits.
11. Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share attributable to common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses. Before the IPO, the Company’s outstanding securities also included redeemable convertible preferred stock. The holders of redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses, and as a result, net losses were not allocated to these securities.
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. RSUs that vested but have not been settled are included in the denominator in calculating net loss per share for the three and six months ended June 30, 2021 (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021		2020	2021
	Common	Class A	Class B	Common	Class A	Class B
Net income (loss)	$23	$(92)	$(10)	$(106)	$(192)	$(20)
Undistributed earnings allocated to preferred stockholders	(23)	—	—	—	—	—
Net loss attributable to common stockholders	$—	$(92)	$(10)	$(106)	$(192)	$(20)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	44,513	303,427	31,280	44,341	299,981	31,299
Net loss per share attributable to common stockholders, basic and diluted	$—	$(0.30)	$(0.30)	$(2.39)	$(0.64)	$(0.64)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain performance or market conditions which were not satisfied at the end of the respective periods (in thousands):

	As of June 30,
	2020	2021
Redeemable convertible preferred stock (on an as-converted basis)	239,275	—
Stock options to purchase common stock	35,267	23,808
Unvested restricted stock units	20,259	28,398
Convertible promissory notes	9,618	—
Total	304,419	52,206
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our 2020 Annual Report on Form 10-

K. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
In addition to our Marketplace, which accounts for the vast majority of our revenue today, our Platform Services business, which primarily consists of Drive and Storefront, offers services to help merchants facilitate sales through their own channels. Drive, our white-label logistics service, enables merchants that have generated consumer demand through their own channels to fulfill this demand using our local logistics platform. Storefront enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or logistics capabilities.
Key Business and Non-GAAP Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business and non-GAAP metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,
(In millions, except percentages)	2020	2021

Total Orders	204	345
Marketplace GOV	$6,150	$10,456
Contribution Profit(1)	$193	$290
Contribution Margin(1)	29%	23%
Contribution Profit as a % of Marketplace GOV	3%	3%
Adjusted EBITDA(1)	$79	$113
Adjusted EBITDA Margin(1)	12%	9%
Adjusted EBITDA as a % of Marketplace GOV	1%	1%
(1)Contribution Profit, Contribution Margin, Adjusted EBITDA, and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding our use of these measures and reconciliations to the most directly comparable financial measures calculated in accordance with GAAP, see the section titled “Non-GAAP Financial Measures".
Total Orders. We define Total Orders as all orders completed on the DoorDash platform, including those completed through our Marketplace and Platform Services businesses, over the period of measurement. Total Orders have increased over time as we have added new consumers, increased retention and engagement of existing consumers, partially as a result of increased DashPass adoption and the effects of the COVID-19 pandemic, expanded into new markets, and increased the number of orders completed through Drive.
In the three months ended June 30, 2021, Total Orders increased to 345 million, or 69% growth compared to the three months ended June 30, 2020. The increase in Total Orders was driven by increased engagement of existing consumers, the addition of new consumers, and an increase in the number of orders completed through Drive.
Going forward, we expect the growth rate of Total Orders to decline in future periods. Among other factors, the emergence or spread of new variants of COVID-19 could drive deviations in Total Orders and growth in Total Orders versus our expectations. As we continue to increase consumer adoption and make using DoorDash a regular activity, we expect Total Orders to continue to grow.

Marketplace GOV. We define Marketplace GOV as the total dollar value of orders completed on our Marketplace, including taxes, tips, and any applicable consumer fees, including membership fees related to DashPass. Marketplace orders include orders completed through Pickup and DoorDash for Work. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants, for orders fulfilled through Drive and Storefront because we utilize a per-order fee structure for such orders and typically do not receive information regarding the dollar value of such orders.
In the three months ended June 30, 2021, Marketplace GOV increased to $10.5 billion, or 70% growth compared to the three months ended June 30, 2020, consistent with the growth in Total Orders.
We expect that Marketplace GOV will continue to grow as Total Orders grow. Outsized growth in our Platform Services business or a shift to merchants with lower price points could cause the rate of growth in Marketplace GOV to be lower than the rate of growth in Total Orders.
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
In the three months ended June 30, 2021, Contribution Profit improved to $290 million, compared to $193 million in the three months ended June 30, 2020, driven by the growth in Marketplace GOV and in merchant commissions as we launched initiatives to support our merchants during the COVID-19 pandemic in the three months ended June 30, 2020. In the three months ended June 30, 2021, Contribution Margin decreased to 23%, compared to 29% in the three months ended June 30, 2020, driven by faster growth in sales and marketing expenses stemming from increased Dasher acquisition costs.
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
In the three months ended June 30, 2021, Adjusted EBITDA improved to $113 million, compared to Adjusted EBITDA of $79 million in the three months ended June 30, 2020. In the three months ended June 30, 2021, Adjusted EBITDA Margin decreased to 9%, compared to 12% in the three months ended June 30, 2020, driven by faster growth in sales and marketing expenses stemming from increased Dasher acquisition costs.

We expect Adjusted EBITDA and Adjusted EBITDA Margin to fluctuate in the near term as we continue to invest in our business and improve over the long term as we achieve greater scale in our business and efficiencies in our operating expenses.
Components of Results of Operations
Revenue
We generate a substantial majority of our revenue from orders completed through our Marketplace and the related commissions charged to partner merchants and fees charged to consumers. Commissions from partner merchants are based on an agreed-upon rate applied to the total dollar value of goods ordered in exchange for using our Marketplace to sell the partner merchants’ products. Fees from consumers are for use of our Marketplace to arrange for delivery services. We recognize revenue from Marketplace orders on a net basis as we are an agent for both partner merchants and consumers. Our revenue therefore reflects commissions charged to partner merchants and fees charged to consumers less (i) Dasher payout and (ii) refunds, credits, and promotions, which includes certain discounts and incentives provided to consumers, including those for referring a new customer. Revenue from our Marketplace is recognized at the point in time when the consumer obtains control of the merchant’s products.
We also generate revenue from membership fees paid by consumers for DashPass, which is recognized as part of our Marketplace revenue. Revenue generated from our DashPass subscriptions is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of subscription purchased by the consumer.
In addition, we generate revenue from other sources, including from our Platform Services business, which primarily consists of our Drive and Storefront offerings. We generate revenue from Drive by collecting per-order fees from merchants that use our local logistics platform to arrange for delivery services that fulfill demand generated through their own channels. Revenue from Drive is recognized at the point in time when the consumer obtains control of the merchant’s products.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency.
Provision for Income Taxes
Provision for income taxes primarily consists of U.S. federal and state income tax and franchise tax, as well as international taxes from foreign operations.
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2021	2020	2021

Revenue	$675	$1,236	$1,037	$2,313
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization	323	555	517	1,118
Sales and marketing	168	427	320	760
Research and development	38	100	71	182
General and administrative	88	216	170	385
Depreciation and amortization(2)	31	37	55	66
Total costs and expenses	648	1,335	1,133	2,511
Income (loss) from operations	27	(99)	(96)	(198)
Interest income	2	—	5	2
Interest expense	(9)	(1)	(13)	(13)
Other income (expense), net	3	—	(1)	—
Income (loss) before income taxes	23	(100)	(105)	(209)
Provision for income taxes	—	2	1	3
Net income (loss)	$23	$(102)	$(106)	$(212)

(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2021	2020	2021

Cost of revenue, exclusive of depreciation and amortization	$—	$12	$1	$21
Sales and marketing	—	14	1	24
Research and development	2	47	3	82
General and administrative	1	65	3	108
Total stock-based compensation expense	$3	$138	$8	$235

(2)Depreciation and amortization related to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2021	2020	2021

Cost of revenue	$25	$24	$45	$45
Sales and marketing	3	6	6	8
Research and development	2	5	3	10
General and administrative	1	2	1	3
Total depreciation and amortization	$31	$37	$55	$66
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	47%	45%	50%	48%
Sales and marketing	25%	35%	31%	33%
Research and development	6%	8%	7%	8%
General and administrative	13%	17%	16%	17%
Depreciation and amortization	5%	3%	5%	3%
Total costs and expenses	96%	108%	109%	109%
Income (loss) from operations	4%	(8)%	(9)%	(9)%
Interest income	—%	—%	—%	—%
Interest expense	(1)%	—%	(1)%	—%
Other income (expense), net	—%	—%	—%	—%
Income (loss) before income taxes	3%	(8)%	(10)%	(9)%
Provision for income taxes	—%	—%	—%	—%
Net income (loss)	3%	(8)%	(10)%	(9)%
Comparison of the Three and Six Months Ended June 30, 2020 and 2021
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Revenue	$675	$1,236	83%	$1,037	$2,313	123%
Revenue increased by $561 million, or 83%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily driven by a 69% increase in Total Orders to 345 million, which led to a 70% increase in Marketplace GOV to $10.5 billion. The increase in Total Orders was primarily driven by increased engagement of existing consumers, the addition of new consumers, and an increase in the number of orders completed through Drive. For the three months ended June 30, 2021, revenue increased at a faster rate than Marketplace GOV, primarily due to increased merchant commissions as we launched initiatives to support our merchants during the COVID-19 pandemic in the three months ended June 30, 2020.
Revenue increased by $1.3 billion, or 123%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily driven by a 120% increase in Total Orders to 674 million, which led to a 121% increase in Marketplace GOV to $20.4 billion. The increase in Total Orders was primarily driven by increased engagement of existing consumers, the addition of new consumers, and an increase in the number of orders completed through Drive. This increase was partially the result of the continued effects of the COVID-19 pandemic. For the six months ended June 30, 2021, revenue increased at approximately the same rate as Marketplace GOV.

Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Cost of revenue, exclusive of depreciation and amortization	$323	$555	72%	$517	$1,118	116%
Cost of revenue, exclusive of depreciation and amortization, increased by $232 million, or 72%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily attributable to an increase of $135 million in order management costs and an increase of $53 million in platform costs, both driven by significant growth in the number of Total Orders and Marketplace GOV, as well as an increase of $12 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO and an increase of $9 million in personnel costs and allocated overhead driven by increased headcount.

As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization, was 45% in the three months ended June 30, 2021, decreasing from 47% in the three months ended June 30, 2020. The decrease in cost of revenue, exclusive of depreciation and amortization, as a percentage of revenue was primarily driven by product and operational improvements which improved the efficiency of our platform costs, as well as increased operating leverage as a result of increasing scale in our business.
Cost of revenue, exclusive of depreciation and amortization, increased by $601 million, or 116%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily attributable to an increase of $370 million in order management costs, an increase of $157 million in platform costs, both driven by significant growth in the number of Total Orders and Marketplace GOV, an increase of $21 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO, as well as an increase of $16 million in personnel costs and allocated overhead driven by increased headcount and an increase in stock-based compensation expense.
As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization, was 48% in the six months ended June 30, 2021, decreasing from 50% in the six months ended June 30, 2020. The decrease in cost of revenue, exclusive of depreciation and amortization, as a percentage of revenue was primarily driven by product and operational improvements which improved the efficiency of our platform costs, as well as increased operating leverage as a result of increasing scale in our business.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Sales and marketing	$168	$427	154%	$320	$760	138%
Sales and marketing expenses increased by $259 million, or 154%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily driven by an increase of $203 million in advertising and brand marketing expenses as we increased consumer adoption and acquired new Dashers, an increase of $16 million in personnel-related compensation expenses and allocated overhead driven by increased headcount, as well as an increase of $14 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO.
As a percentage of revenue, sales and marketing expenses were 35% in the three months ended June 30, 2021, increasing from 25% in the three months ended June 30, 2020. The increase in sales and marketing expenses as a percentage of revenue was driven by increased Dasher acquisition costs stemming from higher levels of acquisition and elevated advertising rates.
Sales and marketing expenses increased by $440 million, or 138%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily driven by an increase of $344 million in advertising and brand marketing expenses as we increased consumer adoption and acquired new Dashers, an increase of $30 million in personnel-related compensation expenses and allocated overhead driven by increased headcount, as well as an increase of $23 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO.
As a percentage of revenue, sales and marketing expenses were 33% in the six months ended June 30, 2021, increasing from 31% in the six months ended June 30, 2020. The increase in sales and marketing expenses as a percentage of revenue was driven by increased Dasher acquisition costs stemming from higher levels of acquisition and elevated advertising rates.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Research and development	$38	$100	163%	$71	$182	156%

Research and development expenses increased by $62 million, or 163%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily driven by an increase of $68 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO, and an increase of $24 million in personnel-related compensation expenses and allocated overhead due to increased headcount, partially offset by an increase in capitalized software and website development costs of $34 million.
As a percentage of revenue, research and development expenses were 8% in the three months ended June 30, 2021, increasing from 6% in the three months ended June 30, 2020. The increase in research and development expenses as a percentage of revenue was driven by increased stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon the IPO.
Research and development expenses increased by $111 million, or 156%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily driven by an increase of $121 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO, and an increase of $45 million in personnel-related compensation expenses and allocated overhead due to increased headcount, partially offset by higher capitalized software and website development costs of $66 million.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

General and administrative	$88	$216	145%	$170	$385	126%
General and administrative expenses increased by $128 million, or 145%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily driven by an increase of $63 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO and RSUs granted to our CEO in November 2020, or the CEO Performance Award, an increase of $17 million in personnel-related compensation expenses and allocated overhead due to increased headcount, and an increase of $13 million in bad debt expense.
As a percentage of revenue, general and administrative expenses were 17% in the three months ended June 30, 2021, increasing from 13% in the three months ended June 30, 2020. The increase in general and administrative expenses as a percentage of revenue was driven by increased stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied that was upon the IPO and the CEO Performance Award granted in November 2020.
General and administrative expenses increased by $215 million, or 126%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily driven by an increase of $105 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied upon our IPO and the CEO Performance Award granted in November 2020, an increase of $32 million in personnel-related compensation expenses and allocated overhead due to increased headcount, an increase of $24 million in bad debt expense, and an increase of $24 million in chargebacks associated with fraudulent credit card transactions, partially offset by a decrease of $29 million in sales and indirect tax liability as we favorably resolved a sales and indirect tax exposure in the six months ended June 30, 2021.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Depreciation and amortization	$31	$37	19%	$55	$66	20%
Depreciation and amortization expenses increased by $6 million, or 19%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily driven by an increase of $11 million in amortization expense related to capitalized software and website development costs and an increase of $5 million in depreciation expenses related to equipment for merchants, partially offset by a decrease of $12 million in amortization expenses related to intangible assets as the existing technology acquired from Caviar was fully amortized in the fourth quarter of 2020.
Depreciation and amortization expenses increased by $11 million, or 20%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily driven by an increase of $17 million in amortization expense related to capitalized software and website development costs and an increase of $11 million in depreciation expenses related to equipment for merchants, partially offset by a decrease of $22 million in amortization expenses related to intangible assets as the existing technology acquired from Caviar was fully amortized in the fourth quarter of 2020.
Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Interest income	$2	$—	(100)%	$5	$2	(60)%
Interest income was not material in the periods presented.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Interest expense	$(9)	$(1)	(89)%	$(13)	$(13)	—%
Interest expense decreased by $8 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease in interest expense was primarily attributable to the repayment of our Convertible Notes in February 2021.
Interest expense for the six months ended June 30, 2021 was consistent with the interest expense for the six months ended June 30, 2020.
Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Other income (expense), net	$3	$—	(100)%	$(1)	$—	(100)%
Other income (expense), net was not material in the periods presented.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2021	2020	2021

Cost of revenue, exclusive of depreciation and amortization	$323	$555	$517	$1,118
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	—	(13)	(1)	(22)
Allocated overhead	(5)	(6)	(10)	(11)
Adjusted cost of revenue	$318	$536	$506	$1,085

Adjusted Sales and Marketing Expense
We define adjusted sales and marketing expense as sales and marketing expenses excluding stock-based compensation expense and certain payroll tax expense, and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2021	2020	2021

Sales and marketing	$168	$427	$320	$760
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	—	(14)	(1)	(24)
Allocated overhead	(4)	(3)	(6)	(7)
Adjusted sales and marketing	$164	$410	$313	$729

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
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2021	2020	2021

Research and development	$38	$100	$71	$182
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(2)	(47)	(3)	(83)
Allocated overhead	(3)	(3)	(7)	(6)
Adjusted research and development	$33	$50	$61	$93

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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2021	2020	2021

General and administrative	$88	$216	$170	$385
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(1)	(65)	(3)	(110)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(12)	(36)	(36)	(49)
Impairment expenses	(6)	—	(6)	—
Allocated overhead from cost of revenue, sales and marketing, and research and development	12	12	23	24
Adjusted general and administrative	$81	$127	$148	$250

(1)We exclude certain costs and expenses from our calculation of adjusted general and administrative expense because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, (ii) reserves for the collection of sales and indirect taxes that we do not expect to incur on a recurring basis, (iii) costs related to the settlement of an intellectual property matter, (iv) expenses related to supporting various policy matters, including those related to worker classification and price controls, and (v) donations as part of our COVID-19 pandemic relief efforts. We believe it is appropriate to exclude the foregoing matters from our calculation of adjusted general and administrative expense because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 and similar legislation.
Contribution Profit (Loss)
We use Contribution Profit (Loss) to evaluate our operating performance and trends. We believe that Contribution Profit (Loss) is a useful indicator of the economic impact of orders fulfilled through DoorDash as it takes into account the direct expenses associated with generating and fulfilling orders. We define Contribution Profit (Loss) as our gross profit (loss) less sales and marketing expense plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-

based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing expenses, and (iii) allocated overhead included in cost of revenue and sales and marketing expenses. We define gross margin as gross profit (loss) as a percentage of revenue for the same period and we define Contribution Margin as Contribution Profit (Loss) as a percentage of revenue for the same period.
Gross profit (loss) is the most directly comparable financial measure to Contribution Profit (Loss). The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended June 30,		Six Months Ended June 30, 2021
(In millions, except percentages)	2020	2021	2020	2021

Revenue	$675	$1,236	$1,037	$2,313
Less: Cost of revenue, exclusive of depreciation and amortization	(323)	(555)	(517)	(1,118)
Less: Depreciation and amortization related to cost of revenue	(25)	(24)	(45)	(45)
Gross profit	$327	$657	$475	$1,150
Gross Margin	48%	53%	46%	50%
Less: Sales and marketing	$(168)	$(427)	$(320)	$(760)
Add: Depreciation and amortization related to cost of revenue	25	24	45	45
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	—	27	2	46
Add: Allocated overhead included in cost of revenue and sales and marketing	9	9	16	18
Contribution Profit	$193	$290	$218	$499
Contribution Margin	29%	23%	21%	22%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended June 30,		Six Months Ended June 30, 2021
(In millions, except percentages)	2020	2021	2020	2021

Gross profit	$327	$657	$475	$1,150
Add: Depreciation and amortization related to cost of revenue	25	24	45	45
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	—	13	1	22
Add: Allocated overhead included in cost of revenue	5	6	10	11
Adjusted Gross Profit	$357	$700	$531	$1,228
Adjusted Gross Margin	53%	57%	51%	53%
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

The following tables provide a reconciliation of net loss to Adjusted EBITDA and a calculation of net margin and Adjusted EBITDA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2021	2020	2021

Net income (loss)	$23	$(102)	$(106)	$(212)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	12	36	36	49
Impairment expenses	6	—	6	—
Provision for income taxes	—	2	1	3
Interest income and expense	7	1	8	11
Foreign exchange (gain) loss	(3)	—	1	—
Stock-based compensation expense and certain payroll tax expense	3	139	8	239
Depreciation and amortization expense	31	37	55	66
Adjusted EBITDA	$79	$113	$9	$156
(1)We exclude certain costs and expenses from our calculation of Adjusted EBITDA because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, (ii) reserves for the collection of sales and indirect taxes that we do not expect to incur on a recurring basis, (iii) costs related to the settlement of an intellectual property matter, (iv) expenses related to supporting various policy matters, including those related to worker classification and price controls, and (v) donations as part of our COVID-19 pandemic relief efforts. We believe it is appropriate to exclude the foregoing matters from our calculation of Adjusted EBITDA because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 and similar legislation.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2020	2021	2020	2021

Revenue	$675	$1,236	$1,037	$2,313
Net income (loss)	$23	$(102)	$(106)	$(212)
Net margin	3%	(8)%	(10)%	(9)%

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2020	2021	2020	2021

Revenue	$675	$1,236	$1,037	$2,313
Adjusted EBITDA	$79	$113	$9	$156
Adjusted EBITDA Margin	12%	9%	1%	7%
Credit Facilities
On November 19, 2019, we entered into a revolving credit and guaranty agreement with JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs & Co. LLC, which, as amended and restated on August 7, 2020, provides for a $300 million unsecured revolving credit facility maturing on August 7, 2025, increasing to $400 million in aggregate revolving commitments upon the consummation of an initial public offering of our common stock on or prior to August 7, 2021. Loans under the credit facility bear interest, at our option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted LIBOR rate for a one-month interest period plus 1.00%, or (ii) an adjusted LIBOR rate plus a margin equal to 1.00%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. As of June 30, 2021, we were in compliance with the covenants under the revolving credit and guaranty agreement. As of June 30, 2021, no amounts were drawn and we had $39 million of issued letters of credit outstanding from the revolving credit and guaranty agreement.
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
As of June 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $4.7 billion, which consisted of cash and cash equivalents of $3.3 billion, and marketable securities of $1.3 billion. Additionally, funds held at payment processors of $120 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks, institutional money market funds, commercial paper, and corporate bonds. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities, and U.S. Treasury securities.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.8 billion as of June 30, 2021. To execute on our strategic initiatives to continue to grow our business, we may continue to incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the $400 million in available borrowings under our unsecured revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
Our future capital requirements will depend on many factors, including our growth, our ability to attract and retain merchants, consumers, and Dashers that utilize our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, and the expansion of sales and marketing activities, the timing and extent of spending for policy and worker classification initiatives. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(In millions)	2020	2021

Net cash provided by operating activities	$85	$418
Net cash used in investing activities	(63)	(936)
Net cash provided by (used in) financing activities	714	(492)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$736	$(1,010)
Operating Activities
Cash provided by operating activities was $85 million for the six months ended June 30, 2020. This consisted of a net loss of $106 million offset by non-cash depreciation and amortization expense of $55 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $20 million, non-cash interest expense related to our convertible notes of $13 million, non-cash stock-based compensation expense of $8 million, non-cash bad debt expense of $7 million, impairment of operating lease right-of-use assets of $6 million, and other non-cash expenses of $5 million. The net changes in operating assets and liabilities was primarily the result of an increase of $166 million in accounts receivable, net, an increase of $17 million in funds held at payment processors, an increase of $12 million in other assets, and $12 million paid for operating lease liabilities, offset by an increase of $210 million in accrued expenses and other current liabilities primarily related to accrued operations related expenses, Dasher and merchant payable, litigation reserves, sales tax payable and accrued sales and indirect taxes, an increase of $43 million in accounts payable, a decrease of $26 million in prepaid expenses and other current assets, and an increase of $5 million in other liabilities due to timing of legal settlements.
Cash provided by operating activities was $418 million for the six months ended June 30, 2021. This consisted of a net loss of $212 million, offset by non-cash stock-based compensation expense of $235 million, non-cash depreciation and amortization expense of $66 million, non-cash bad debt expense of $31 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $23 million, non-cash interest expense of $11 million related to our convertible notes, and other non-cash expenses of $11 million. The net changes in operating assets and liabilities was the result of an increase of $153 million in accrued expenses and other current liabilities, primarily related to accrued advertising, insurance reserves, contract liabilities, accrued operations related expenses, and Dasher and merchant payables, a decrease of $77 million in prepaid expenses and other current assets, a decrease of $26 million in funds held at payment processors, and a decrease of $14 million in accounts receivable, net, offset by $18 million paid for operating lease liabilities and an increase of $17 million in other assets.
The increase in cash provided by operating activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was mainly due to an increase in stock-based compensation expense primarily driven by the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO and the CEO Performance Award granted in November 2020, as well as an increase in other non-cash expenses and net changes in operating assets and liabilities for the six months ended June 30, 2021.
Investing Activities
Cash used in investing activities was $63 million for the six months ended June 30, 2020, which primarily consisted of purchases of marketable securities of $274 million, purchases of property and equipment of $37 million, cash outflows for capitalized software and website development costs of $21 million, partially offset by proceeds from sales and maturities of marketable securities of $269 million.
Cash used in investing activities was $936 million for the six months ended June 30, 2021, which primarily consisted of purchases of marketable securities of $1.1 billion, purchases of property and equipment of $63 million, and cash outflows for capitalized software and website development costs of $45 million, partially offset by proceeds from maturities of marketable securities of $292 million.
Financing Activities
Cash provided by financing activities was $714 million for the six months ended June 30, 2020, which primarily consisted of $382 million of net proceeds from the issuance of redeemable convertible preferred stock and $333 million of net proceeds from the issuance of convertible promissory notes.
Cash used in financing activities was $492 million for the six months ended June 30, 2021, which consisted of $333 million of repayment of the convertible promissory notes, $172 million of cash outflows for taxes paid related to net share settlement of equity awards, and $10 million of payment of deferred offering costs, partially offset by $23 million of proceeds from exercise of stock options.
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
Based on our investment portfolio balance as of June 30, 2021, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
Foreign Currency Exchange Risk
Transaction Exposure
We transact business in Canadian dollars, Australian dollars, and Japanese Yen and have international revenue, as well as costs denominated in Canadian dollars, Australian dollars, and Japanese Yen. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates are reflected in reported income and loss from our international businesses included in our condensed consolidated statements of operations. A continued strengthening of the U.S. dollar would therefore reduce reported revenue and expenses from our international businesses included in our condensed consolidated statements of operations.
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
Item 4. Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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

Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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

In November 2019, we filed an agreement to pay $40 million with the representatives of Dashers that had filed certain actions in California and Massachusetts in settlement of claims under PAGA and class action claims alleging worker misclassification of Dashers, or the Marciano settlement. These actions were filed by and on behalf of Massachusetts Dashers that utilized the DoorDash platform since September 2014 and California Dashers that utilized the DoorDash platform since August 2016. The settlement was filed with the Superior Court of California, County of San Francisco on November 21, 2019. On April 24, 2020, the court issued a tentative ruling raising certain issues with the filed settlement agreement and requesting supplemental briefing from the parties. On June 8, 2020, the parties submitted supplemental briefing and an amended settlement agreement to the court. The amended settlement agreement increased the total amount to be paid by us from $40 million to $41 million. On June 19, 2020, the court issued a tentative ruling raising certain issues with the filed amended settlement agreement and requesting supplemental briefing from the parties. On July 24, 2020, the parties submitted supplemental briefing and an amended settlement agreement to the court. On August 31, 2020, the court issued a tentative ruling denying plaintiff’s motion for preliminary approval of the amended settlement without prejudice and inviting the parties to file supplemental briefing addressing the concerns raised by the court. On October 30, 2020, we entered into an amended settlement agreement to increase the total amount to be paid by us from $41 million to $89 million. On November 4, 2020, the parties submitted supplemental briefing and the amended settlement agreement to the court. On February 17, 2021, the court issued a tentative ruling denying plaintiff’s motion for preliminary approval of the amended settlement without prejudice. On April 7, 2021, plaintiffs filed a notice of withdrawal of the motion for preliminary approval of the settlement. In light of the court’s concern about the plaintiffs releasing various class claims that were not originally pled in the Marciano action (which was filed as a PAGA-only case), the parties agreed not to seek a release of these claims Marciano, but to instead present a new proposed settlement in Marko v DoorDash, Inc., Case No. BC659841 (Los Angeles Super. Ct.), where the court currently has jurisdiction over the various class claims under the Labor Code encompassed by the agreement. On April 16, 2021, plaintiffs filed a revised settlement agreement with the Superior Court of California, County of Los Angeles, or the Marko settlement. The total amount to be paid by us is $100 million. On July 12, 2021, the court granted a motion for preliminary approval of the Marko settlement. If the Marko settlement receives final approval from the court, this would resolve claims under PAGA and claims alleging worker misclassification for Dashers in California for the period of August 30, 2016 through December 31, 2020 and claims alleging worker misclassification for Dashers in Massachusetts for the period of September 26, 2014 through March 31, 2021. Although the settlement only involves claimants in certain actions, any final settlement would be on a class basis and would encompass claims by all Dashers in California and Massachusetts for the period noted in the previous sentence. Dashers that are members of the class purported to be covered by the settlement could elect to opt out of such settlement, and therefore could bring claims against us separately.

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

We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States and foreign jurisdictions including Canada and Australia. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed AB 5, which was signed into law on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for the 2020 California ballot initiative titled Proposition 22 to address AB 5 and preserve flexibility for Dashers, which passed in November 2020, and which became effective in December 2020. In addition, several other states where we operate may be considering adopting legislation similar to Proposition 22, which we would expect to increase our costs related to Dashers in such jurisdictions, could result in lower order volumes if we charge higher fees and commissions as a result of such laws, and could also adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation have been and may in the future be challenged and subject to litigation. Additionally, an increasing number of jurisdictions are considering implementing standards similar to AB 5 to determine worker classification.

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
Although we generated net income of $23 million for the three months ended June 30, 2020, we have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to maintain or increase profitability in the future. We incurred a net loss of $106 million and $212 million in the six months ended June 30, 2020 and 2021, respectively, and, as of March 31, 2020 and June 30, 2021, we had an accumulated deficit of $1.3 billion and $1.8 billion, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our Restricted Stock Units ("RSUs") and other outstanding equity awards will result in increases in our expenses in future periods. As of June 30, 2021, we had $1.6 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs. For more information, see “—We have expended and intend to expend substantial funds to satisfy a portion of our tax withholding and remittance obligations that arise in connection with the vesting and/or settlement of certain of our RSUs, which may have an adverse effect on our financial condition and results of operations. We have also implemented “sell-to-cover” in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon vesting and/or settlement of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders.”
If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to maintain or increase profitability.
We may not continue to grow on pace with historical rates.
We have grown rapidly over the last several years, and therefore our recent revenue growth rate, growth in demand for our offerings, and financial performance should not be considered indicative of our future performance. For the three months ended June 30, 2020 and 2021, our revenue was $675 million and $1.2 billion, respectively, representing an 83% year-over-year growth rate. For the six months ended June 30, 2020 and 2021, our revenue was $1.0 billion and $2.3 billion, respectively, representing a 123% year-over-year growth rate. In addition, with the COVID-19 pandemic, we have experienced a significant increase in revenue, Total Orders, and Marketplace GOV. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue following a widespread rollout of the COVID-19 vaccine, and we expect our revenue, Total Orders, and Marketplace GOV growth rates to decline in future periods. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. Our revenue growth rate may decline in future periods as the size of our business grows and as we achieve higher market adoption rates. We may also experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of merchants, consumers, and Dashers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, increasing regulatory costs, and the maturation of our business, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. In addition, we have strategically focused on suburban markets and smaller metropolitan areas since our founding because of the opportunity that these markets have presented for our local logistics platform. If the demand for local logistics platforms does not continue to grow in these markets, or if we are unable to maintain our category share in these markets, our revenue growth rate could be adversely affected. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected.
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. In particular, local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. In the United States, we compete with other local food delivery logistics companies, such as Uber Eats, Grubhub (acquired by Just Eat Takeaway in June 2021), and Postmates (acquired by Uber in December 2020), chain merchants that have their own online ordering platforms, pizza companies, such as Domino’s, online ordering systems such as Toast and ChowNow, other merchants that own and operate their own delivery fleets, grocers and grocery delivery services, and companies that provide point of sale solutions and merchant delivery services. As we continue to expand to verticals beyond food, we may compete with large Internet companies with substantial resources, users, and brand power, such as Amazon and Google. Further, as we continue to expand our presence internationally, we will also face competition from local incumbents in these markets. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers as well as advertising that merchants place in local publications to attract consumers. Changing traditional ordering habits is difficult, and if merchants and consumers do not embrace the transition to local food delivery logistics as we expect, our business, financial condition, and results of operations could be adversely affected.

Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with local merchants and larger existing user bases in certain markets, more successful marketing capabilities, and substantially greater financial, technical, and other resources than we have. Greater financial resources and product development capabilities may allow these competitors to respond more quickly to new or emerging technologies and changes in merchant, consumer, and Dasher preferences that may render our platform less attractive or obsolete. If certain merchants choose to partner with our competitors in a specific geographic market, or if merchants choose to engage exclusively with our competitors, we may lack a sufficient variety and supply of merchant options or lack access to the most popular merchants, such that our offering would become less appealing to consumers. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including merchants. For example, Uber acquired Postmates in December 2020, and Just Eat Takeaway, a European local logistics platform, acquired Grubhub in June 2021, and Lyft announced a partnership with Grubhub that allows Lyft’s loyalty-program members free delivery from Grubhub restaurants. In addition, certain of our competitors have acquired kitchens to enable them to produce and deliver food directly to consumers. Our competitors could also introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Additionally, many of our competitors are well capitalized and offer discounted services, lower merchant commission rates and consumer fees, incentives for independent contractors who provide delivery services and consumer discounts and promotions, innovative platforms and offerings, and alternative pay models, which may be more attractive than those that we offer. Such competitive pressures may lead us to maintain or lower our commission rates and fees or maintain or increase our incentives, discounts, and promotions in order to remain competitive, particularly in markets where we do not have a leading position. Such efforts have negatively affected, and will continue to negatively affect, our financial performance, and there is no guarantee that such efforts will be successful. Further, the markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to continue to lower their prices and fees, or increase the incentives, discounts, and promotions they offer, and compete more effectively against us. Delivery logistics services for food and the other verticals in which we compete are nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to maintain or increase profitability. Further, merchants could determine that it is more cost-effective to develop their own platforms to offer online pickup and delivery rather than use our platform.
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
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures and to increase use of our platform by existing Dashers. To attract and retain Dashers, we have, among other things, offered monetary incentives and perquisites, such as credits to be used for orders on our platform, free DoorDash-branded apparel, and access to Dasher Experience Centers where Dashers can receive assistance with pressing issues, meet other Dashers, and participate in special events. If we do not continue to provide Dashers with flexibility on our platform, compelling opportunities to earn income, and other incentive programs that are comparable or superior to those of our competitors, we may fail to attract new Dashers or retain existing Dashers or increase their use of our platform, or we may experience complaints, negative publicity, or other work stoppages that could adversely affect our users and our business. For example, if merchants and consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. We also frequently test Dasher incentives with subsets of existing Dashers and potential Dashers, and these incentives could fail to attract and retain Dashers or fail to increase use of our platform by existing Dashers or could have other unintended adverse consequences. In addition, changes in certain laws and regulations, including immigration and labor and employment laws, may result in a decrease in the pool of Dashers, which may result in increased competition for Dashers or higher costs of recruitment and engagement. Other factors outside of our control, such as increases in the price of gasoline, vehicles, or insurance, may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. Our agreements with Dashers generally remain in effect until terminated by Dashers or us. Dashers may generally terminate their agreements with us by providing us at least seven days advance notice and such agreements do not provide for any exclusivity. If we fail to attract Dashers or retain existing Dashers on favorable terms, if we fail to increase the use of our platform by existing Dashers, or if Dashers terminate their agreements with us, we may not be able to meet the demand of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.

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
Demand for our platform is highly sensitive to a range of factors, including the price of the goods delivered, the amount of compensation and gratuities required to attract and retain Dashers, incentives paid to Dashers, and the fees and commissions we charge merchants and consumers. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. For example, in connection with the COVID-19 pandemic, jurisdictions across the United States, including Massachusetts, Oregon, jurisdictions within Los Angeles County, California, San Francisco, California, Washington, D.C., and New York, New York, have implemented temporary price controls on local food delivery logistics platforms. In addition, there are legislative proposals to make price controls on food delivery logistics platforms permanent, and we expect other such proposals to be made. For example, the San Francisco Board of Supervisors enacted legislation that would make the temporary price control permanent. We have filed litigation against the city of San Francisco regarding this permanent price control. While several jurisdictions initially proposed permanent price controls but then implemented temporary price controls, other jurisdictions may implement permanent price controls in the future. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers, though we are aware of two jurisdictions that have adopted limits or explicit prohibitions against doing so in connection with price controls. An increase in the fees we charge to consumers could result in reduced demand for our services by consumers. Although temporary price controls in some jurisdictions in which we operate have expired, with the continued duration of the COVID-19 pandemic, we expect existing price controls to persist in the near term and for additional jurisdictions where we operate to implement similar price controls. If any of these events occur, or if price controls are retained after the COVID-19 pandemic subsides, our business, financial condition, and results of operations could be further adversely affected. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain new merchants, consumers, and Dashers at a lower cost than us. There can be no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the price of delivery for consumers, increase the incentives we pay to Dashers that utilize our platform, or further reduce the fees and commissions we charge merchants, or to increase our marketing and other expenses to attract and retain merchants, consumers, and Dashers in response to competitive pressures. We have launched, and may in the future launch, new pricing strategies and initiatives, such as subscription products like DashPass, and Dasher or consumer loyalty programs, or modify existing pricing methodologies or the way in which fees, taxes, or similar items are presented on our platform, any of which may not ultimately be successful in attracting and retaining merchants, consumers, or Dashers or which may result in lower commissions or fees, which could adversely affect our business, financial condition, and results of operations. For example, on April 27, 2021, we changed our merchant pricing models to better support certain U.S. restaurant partners, including by offering them a choice of three different delivery commission rates tied to varying levels of marketing support and services. Further, our consumers’ price sensitivity may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. In particular, our continued international expansion may require us to change our pricing strategies and to adjust to different cultural norms, including with respect to consumer pricing and gratuities. While we do and will attempt to set prices based on our prior operating experience and merchant, consumer, and Dasher feedback and engagement levels, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our services. In addition, if the services on our platform change, then we may need to revise our pricing methodologies.
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
Further, while we maintain that Dashers that utilize our platform are independent contractors, there is a risk that Dashers may be reclassified as employees under federal or state law. As discussed further below, we have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex Operations West, Inc. v. Superior Court, or Dynamex, including an action brought by the San Francisco District Attorney in June 2020. In addition, an increasing number of jurisdictions are considering implementing standards similar to the test set forth in Dynamex to determine worker classification. For example, the California Legislature passed AB 5, which was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for a 2020 ballot initiative, or Proposition 22, to address AB 5 and preserve flexibility for Dashers, which was approved by voters in November 2020 and went into effect in December 2020. Under Proposition 22, certain provisions regarding compensation, along with certain other requirements, are now applicable to us and Dashers in California and our costs related to Dashers have increased in California. To offset a portion of these increased costs, we will in certain circumstances charge higher fees and commissions, which could result in lower order volumes over time and adversely impact our results of operations. In addition, several other jurisdictions where we operate may be considering adopting legislation, or we may propose or support legislation, ballot initiatives, or other legislative processes in certain jurisdictions, that would pair worker flexibility and independence with new protections and benefits, and we are engaged in ongoing discussions with Dashers, policy makers and other stakeholders regarding the future of the type of work that Dashers perform. To the extent other jurisdictions adopt such legislation, or we propose or support legislation, ballot initiatives or other legislative processes in certain jurisdictions, we would expect our costs related to Dashers in such jurisdictions to increase and we could experience lower order volumes in such jurisdictions if we charge higher fees and commissions as a result of such laws, and our results of operations would be adversely impacted. For example, we, along with certain other companies, app-based drivers, and community groups, are supporting a campaign for a 2022 ballot initiative in Massachusetts that would pair worker flexibility and independence with new protections and benefits for Dashers in Massachusetts. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. For example, certain plaintiffs filed a claim in California Superior Court challenging the constitutionality of Proposition 22 and similar challenges may also be filed. In addition, we could face further challenges to the classification of Dashers that utilize our platform as independent contractors as other states where we operate are considering adopting similar legislation or regulations. A reclassification of Dashers or delivery service providers using a local logistics platform as employees could require us to revise our pricing methodologies and pay model to account for such a change to Dasher classification, and to make other substantive internal adjustments to account for any transition of a Dasher to an employment position, which would have an adverse impact on our business, financial condition, and results of operations.

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
Our business involves the collection, storage, processing, and transmission of personal data and other sensitive and proprietary data of our merchants, consumers, and Dashers. Additionally, we maintain sensitive and proprietary information relating to our business, such as our own proprietary information and personal data relating to our employees. An increasing number of organizations, including large online and off-line merchants and businesses, other large Internet companies, financial institutions, and government institutions, have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. In addition, these incidents could originate on our vendors’ platforms, vendors' systems, or with our vendors’ personnel, which could then be leveraged to access our website and platforms. We have previously experienced these types of breaches and other incidents. For example, in September 2019, we reported an incident affecting one of our vendors that resulted in the unauthorized acquisition of certain Dashers’ driver licenses as well as data related to certain of our consumers. This incident has resulted in regulatory inquiries and is the subject of litigation. To date, this incident has not resulted in a material loss of revenue or the incurrence of material expenses. We have undertaken steps to enhance our data security and governance program, which include adding additional protective security layers around the data, improving security protocols that govern access to our systems, and bringing in outside expertise to increase our ability to identify and repel threats. We cannot assure you that all potential causes of the incident have been identified and remediated or will not lead to recurrence or similar incidents. While we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to this incident or to any incidents which may occur in the future.
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
Further, some non-partner merchants may not want to be included on our platform and may request to be removed. While we honor these requests, removing non-partner merchants impacts our ability to provide a broad selection of merchants. In addition, there is a risk that non-partner merchants bring legal claims against us relating to their inclusion on our platform. For example, in 2015, In-N-Out Burger filed a complaint against us claiming unfair competition, among other claims, and sought a permanent injunction to stop us from delivering their food. There is also a risk that state or local law is enacted to prevent platforms like ours from including non-partners on the platform. For example, the California

Legislature passed legislation, California Assembly Bill 2149, or AB 2149, which was signed into law by Governor Gavin Newsom and became effective on January 1, 2021. AB 2149 prohibits, among other things, food delivery logistics platforms from facilitating deliveries from restaurants in California without the restaurants’ prior consent. Similar prohibitions have also been enacted in jurisdictions where we operate including Louisiana, Massachusetts, Michigan, Arkansas, Virginia, Washington, DC, Nevada, Missouri, Oregon, Rhode Island, New York, Colorado, and New Hampshire and are being contemplated in other jurisdictions. Beyond regulatory restrictions, we may also adopt internal policies that limit or prohibit the facilitation of deliveries from merchants without their prior consent. For example, in November 2020, we adopted internal policies pursuant to which we generally do not add new non-partner restaurants for delivery on our platform in the United States and such policies require the use of disclaimers with existing non-partner restaurants on our platform in the United States to inform consumers that such restaurants are not partnered with DoorDash. In the future, based on a variety of factors, including legal and regulatory changes, we may continue to revise and update our internal policies related to non-partner restaurants and other merchants. To the extent we are required or we choose to remove non-partner merchants for any reason, this will adversely affect our ability to attract and retain consumers and could directly and adversely affect our business, financial condition, and results of operations.
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
We have started expanding our presence internationally. We launched our platform in Canada in 2015, in Australia in 2019, and in Japan in 2021, and we expect to expand our international operations. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

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
We face intense competition for highly skilled employees, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled employees. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors and may not appreciate. If the perceived value of our equity awards declines for this or other reasons, it may adversely affect our ability to attract and retain highly qualified employees. Certain of our employees have received significant proceeds from sales of our equity in private transactions and many of our employees have received, and may in the future receive, significant proceeds from sales of our equity in the public markets, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and engagement could suffer, which could adversely affect our business, financial condition, and results of operations.
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
We have expended substantial funds to satisfy a portion of our tax withholding and remittance obligations that arise in connection with the vesting and/or settlement of certain of our RSUs, which may have an adverse effect on our financial condition and results of operations. We have also implemented “sell-to-cover” in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon vesting and/or settlement of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders. Beginning in the third quarter of 2021, we also intend to permit RSU holders to elect to cover the RSU tax withholding liabilities by providing to us a cash payment amount.
We have expended substantial funds in connection with the tax withholding and remittance obligations that arise upon the vesting and/or settlement of certain of our RSUs. Certain of our RSUs vested upon the effectiveness of our IPO Registration Statement (the “IPO Vested RSUs”) and settled on June 7, 2021 under their terms (the “IPO Vested RSU Settlement Date”). Under U.S. tax laws, the employment tax withholding and remittance obligations for the IPO Vested RSUs arose in connection with their vesting, and the income tax withholding and remittance obligations will arise in connection with their settlement on the IPO Vested RSU Settlement Date. On the initial vesting date for the IPO Vested RSUs, we withheld shares and remitted tax withholding amounts on behalf of the holders of IPO Vested RSUs at the applicable statutory rates for those IPO Vested RSU holders who elected to net share settle these tax withholding obligations. Certain IPO Vested RSU holders elected to receive a short-term loan from us, with interest that accrued at the applicable federal rate to settle the tax withholding obligations that arose in connection with the vesting of the IPO Vested RSUs on the effectiveness of our IPO registration statement. The short-term loan extended to employees totaled $10 million as of the IPO Vested RSU Settlement Date. This short-term loan was repaid from the proceeds of the sale of shares into the market on the IPO Vested RSU Settlement Date, which resulted in dilution to our stockholders.
To fund the tax withholding and remittance obligations arising in connection with the future vesting and/or settlement of RSUs, we will either (i) withhold shares of our Class A common stock that would otherwise be issued with respect to such RSUs and pay the relevant tax authorities in cash (which may include cash generated from the proceeds of the IPO) to satisfy such tax obligations, (ii) have the holders of such RSUs use a broker or brokers to sell a portion of such shares into the market on the applicable settlement date, with the proceeds of such sales to be delivered to us for us to remit to the relevant taxing authorities, in order to satisfy such tax withholding and remittance obligations, or (iii) allow the holders of such RSUs to pay us an amount in cash sufficient to cover the applicable RSU tax withholding obligations. The tax withholding due in connection with such RSU vesting and settlement will be based on the then-current value of the underlying shares of our Class A common stock, and we would expect to withhold and remit the tax withholding liabilities at the applicable statutory rates on behalf of the RSU holders to the relevant tax authorities in cash. If we withhold shares of our Class A common stock that would otherwise be issued with respect to the vesting and/or settlement of RSUs and pay the relevant tax authorities in cash to satisfy such tax obligations, this may result in significant cash expenditures by us. In the six months ended June 30, 2021, we expended $172 million to satisfy tax withholding and remittance obligations for certain RSUs vested during the period. If we implement “sell-to-cover” to satisfy tax withholding obligations, shares with a market value equivalent to the tax withholding obligation will be sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales will be remitted by us to the taxing authorities. Such sales or any cash amount that the holder provides to us to cover the applicable RSU tax withholding obligations, in either case, will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but will cause dilution to our stockholders.
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
We are subject to indirect taxes, such as payroll, sales, use, value-added, and goods and services taxes in the United States and foreign jurisdictions where we operate, such as Canada and Australia, and we may face various indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage merchants, consumers, and Dashers from utilizing our offerings, or could otherwise harm our business, financial condition, and results of operations. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes. Additionally, if merchants try to pass along increased additional taxes and raise prices to consumers, order volume may decline. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition would be harmed.
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

The local delivery logistics industry and our business model are relatively nascent and rapidly evolving. We are subject to a variety of laws in the United States and other jurisdictions, including those related to worker classification, Dasher pay, and pricing and commissions. Laws, regulations, and standards governing issues such as worker classification, labor and employment, anti-discrimination, food safety, alcoholic beverages and other highly regulated products, online credit card payments, gratuities, pricing and commissions, text messaging, subscription services, intellectual property, data retention, privacy, data security, consumer protection, background checks, website and mobile application accessibility, and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. We have been proactively working with state and local governments and regulatory bodies to ensure that our platform is available broadly in the United States and foreign jurisdictions including Canada and Australia.
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
Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors. Regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in connection with the COVID-19 pandemic, jurisdictions across the United States, including Massachusetts, Oregon, jurisdictions within Los Angeles County, California, San Francisco, Washington, D.C., and New York, New York, have implemented temporary price controls on local food delivery logistics platforms. In addition, there are legislative proposals to make price controls on food delivery logistics platforms permanent, and we expect other such proposals to be made. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers, though we are aware of two jurisdictions which have adopted explicit limits or prohibitions against doing so in connection with price controls, which could further increase our costs. Although temporary price controls in some jurisdictions in which we operate have expired, with the continued duration of the COVID-19 pandemic, we expect existing price controls to persist in the near term and for additional jurisdictions where we operate to implement similar price controls. If any of these events occur, or if price controls are retained after the COVID-19 pandemic subsides, our business, financial condition, and results of operations could be further adversely affected. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of June 30, 2021, there were no amounts outstanding under the revolving credit facility.

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
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of June 30, 2021, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of Consumer Engineering, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 67% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to the IPO and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of June 30, 2021, our Co-Founders would collectively hold 77% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in our Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or the Co-Founders but would not be desirable for our other stockholders.
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
•sales of shares of our Class A common stock by us or our stockholders, as well as the perception that such sales could occur;
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
•the public’s reaction to our press releases, other public announcements, and filings with the SEC, or those of our competitors or others in our industry;
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
Sale of substantial amounts of our Class A common stock, or the perception that such sales could occur, could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock.
Certain stockholders are entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. In addition, we previously filed a registration statement to register shares reserved for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.
Sales of our Class A common stock may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
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
•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer, or a majority of our board of directors;
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

We used a portion of our net proceeds we received from our IPO in connection with our Main Street Strong program, to support merchants, Dashers, and local communities. We also used a portion of the net proceeds to repay our 2020 convertible notes. Additionally, we used a portion of the net proceeds we received from our IPO to satisfy a portion of our tax withholding and remittance obligations related to the vesting and/or settlement of certain RSUs that we have granted. We intend to use a portion of the net proceeds we received from our IPO for general corporate purposes, including working capital, operating expenses, and capital expenditures, and to acquire or invest in businesses, products, services, or technologies. There has been no material change in the planned use of proceeds from the IPO as described in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 5, 2021.

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

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of DoorDash, Inc, dated July 30, 2021	8-K	001-39759	3.1	August 5, 2021
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL
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

DOORDASH, INC.

Date: August 13, 2021	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Prabir Adarkar
Prabir Adarkar
Chief Financial Officer
(Principal Executive Officer)