Form 10-Q
period 2021-09-30
DoorDash, Inc.
filed 2021-11-10
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 311,597,469 shares of Class A common stock, 31,459,410 shares of Class B common stock, and no shares of Class C common stock as of October 31, 2021.

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
•our expectations regarding our proposed acquisition of Wolt Enterprises Oy, including the timing, completion, and expected benefits, as well as plans, objectives, and expectations with respect to future operations and markets in which we, Wolt, and the combined company will operate;
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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-

looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2020	September 30, 2021
Assets
Current assets:
Cash and cash equivalents	$4,345	$2,861
Short-term marketable securities	514	1,299
Funds held at payment processors	146	119
Accounts receivable, net	291	286
Prepaid expenses and other current assets	221	142
Total current assets	5,517	4,707
Long-term marketable securities	—	554
Property and equipment, net	210	355
Operating lease right-of-use assets	203	301
Goodwill	316	316
Intangible assets, net	74	64
Other assets	33	61
Total assets	$6,353	$6,358
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80	$86
Operating lease liabilities	15	27
Convertible notes	364	—
Accrued expenses and other current liabilities	943	1,226
Total current liabilities	1,402	1,339
Operating lease liabilities	238	339
Other liabilities	13	14
Total liabilities	1,653	1,692
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2020 and September 30, 2021, 287,190 and 310,964 Class A shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively; 200,000 Class B shares authorized as of December 31, 2020 and September 30, 2021, 31,313 and 31,459 Class B shares issued and outstanding as of December 31, 2020 and September 30, 2021, respectively; 2,000,000 Class C shares authorized as of December 31, 2020 and September 30, 2021, zero Class C shares issued and outstanding as of December 31, 2020 and September 30, 2021
	—	—
Additional paid-in capital	6,313	6,592
Accumulated deficit	(1,613)	(1,926)
Total stockholders’ equity	4,700	4,666
Total liabilities and stockholders’ equity	$6,353	$6,358
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	$879	$1,275	$1,916	$3,588
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	382	585	899	1,703
Sales and marketing	290	446	610	1,206
Research and development	41	115	112	297
General and administrative	167	188	337	573
Depreciation and amortization	34	41	89	107
Total costs and expenses	914	1,375	2,047	3,886
Loss from operations	(35)	(100)	(131)	(298)
Interest income	1	—	6	2
Interest expense	(9)	—	(22)	(13)
Other income (expense), net	1	(1)	—	(1)
Loss before provision for income taxes	(42)	(101)	(147)	(310)
Provision for income taxes	1	—	2	3
Net loss	$(43)	$(101)	$(149)	$(313)
Net loss per share, basic and diluted	$(0.96)	$(0.30)	$(3.34)	$(0.94)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	45,016	340,169	44,568	334,277
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Net loss	$(43)	$(101)	$(149)	$(313)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	—	—	—	—
Change in unrealized gain (loss) on marketable securities	(1)	—	1	—
Total other comprehensive income (loss)	(1)	—	1	—
Comprehensive loss	$(44)	$(101)	$(148)	$(313)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	230,667	$2,264	43,937	$—	$70	$(1,152)	$—	$(1,082)
Issuance of common stock upon exercise of stock options	—	—	366	—	1	—	—	1
Stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive income	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(129)	—	(129)
Balances as of March 31, 2020	230,667	2,264	44,303	—	76	(1,281)	3	(1,202)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	8,321	382	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	406	—	1	—	—	1
Stock-based compensation	—	—	—	—	5	—	—	5
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	23	—	23
Balances as of June 30, 2020	238,988	2,646	44,709	—	82	(1,258)	2	(1,174)
Issuance of common stock upon exercise of stock options	—	—	673	—	2	—	—	2
Stock-based compensation	—	—	—	—	3	—	—	3
Other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(43)	—	(43)
Balances as of September 30, 2020	238,988	$2,646	45,382	$—	$87	$(1,301)	$1	$(1,213)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	318,503	$—	$6,313	$(1,613)	$—	$4,700
Issuance of common stock upon settlement of restricted stock units	1,836	—	—	—	—	—
Shares withheld related to net share settlement	(802)	—	(166)	—	—	(166)
Issuance of common stock upon exercise of stock options	5,989	—	13	—	—	13
Stock-based compensation	—	—	118	—	—	118
Net loss	—	—	—	(110)	—	(110)
Balances as of March 31, 2021	325,526	—	6,278	(1,723)	—	4,555
Issuance of common stock upon settlement of restricted stock units	8,056	—	—	—	—	—
Shares withheld related to net share settlement	(44)	—	(6)	—	—	(6)
Issuance of common stock upon exercise of stock options	3,986	—	10	—	—	10
Stock-based compensation	—	—	162	—	—	162
Net loss	—	—	—	(102)	—	(102)
Balances as of June 30, 2021	337,524	—	6,444	(1,825)	—	4,619
Issuance of common stock upon settlement of restricted stock units	2,528	—	—	—	—	—
Issuance of common stock upon exercise of stock options	2,371	—	5	—	—	5
Stock-based compensation	—	—	143	—	—	143
Net loss	—	—	—	(101)	—	(101)
Balances as of September 30, 2021	342,423	$—	$6,592	$(1,926)	$—	$4,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2021
Cash flows from operating activities
Net loss	$(149)	$(313)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	89	107
Stock-based compensation	11	357
Bad debt expense	15	31
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	30	37
Non-cash interest expense	22	11
Impairment of operating lease right-of-use assets	11	1
Other	7	17
Changes in operating assets and liabilities:
Funds held at payment processors	(30)	27
Accounts receivable, net	(139)	(26)
Prepaid expenses and other current assets	6	86
Other assets	(14)	(32)
Accounts payable	12	8
Accrued expenses and other current liabilities	452	241
Payments for operating lease liabilities	(19)	(29)
Other liabilities	11	2
Net cash provided by operating activities	315	525
Cash flows from investing activities
Purchases of property and equipment	(86)	(94)
Capitalized software and website development costs	(36)	(73)
Purchases of marketable securities	(445)	(1,968)
Maturities of marketable securities	434	502
Sales of marketable securities	4	121
Other investing activities	—	(8)
Net cash used in investing activities	(129)	(1,520)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	382	—
Proceeds from issuance of convertible notes, net of issuance costs	333	—
Repayment of convertible notes	—	(333)
Proceeds from exercise of stock options	4	28
Deferred offering costs paid	(5)	(10)
Taxes paid related to net share settlement of equity awards	—	(172)
Net cash provided by (used in) financing activities	714	(487)
Foreign currency effect on cash, cash equivalents, and restricted cash	—	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	900	(1,483)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	287	4,345
Cash, cash equivalents, and restricted cash, end of period	$1,187	$2,862
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,096	$2,861
Restricted cash	91	1
Total cash, cash equivalents, and restricted cash	$1,187	$2,862
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$42
Cash paid for income taxes	$1	$4
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$9	$24
Leasehold improvements acquired through tenant improvement allowance	$9	$4
Unrealized gain on marketable securities	$1	$—
Stock-based compensation included in capitalized software and website development costs	$2	$66
Deferred offering costs not yet paid	$2	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
DoorDash, Inc. (the “Company”), is incorporated in Delaware with headquarters in San Francisco, California. The Company provides a local logistics platform that enables local businesses to address consumers’ expectations of ease and immediacy and thrive in today’s convenience economy.
The Company’s local logistics platform connects merchants, consumers, and Dashers. The Company operates the DoorDash Marketplace, which enables merchants to establish an online presence and expand their reach by connecting them with consumers (the “Marketplace”). Merchants can fulfill this demand with independent contractors who use the Company’s platform to deliver orders (“Dashers”). As part of the Marketplace, the Company also offers Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Work, which provides merchants on the Company’s platform with large group orders and catering orders for businesses and events. The Marketplace also includes DashPass, the Company’s membership product, which was formerly referred to the Company's subscription product, which provides consumers with unlimited access to eligible merchants with zero delivery fees and reduced service fees. In addition to the Marketplace, the Company offers Platform Services, which primarily includes DoorDash Drive, or Drive, a white-label logistics service that enables merchants that have generated consumer demand through their own channels to fulfill this demand using the Company’s local logistics platform, and DoorDash Storefront, or Storefront, that enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or logistics capabilities.
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
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include, but are not limited to, revenue recognition, allowances for credit losses, gift card breakage, estimated useful lives of property and equipment, capitalized software and website development costs, intangible assets, stock-based compensation, valuation of investments and other financial instruments, valuation of acquired intangible assets and goodwill, the incremental borrowing rate applied in lease accounting, insurance reserves, loss contingencies, and income and indirect taxes. Actual results could differ from these estimates.

Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except for one policy noted below, which changed as a result of a change in accounting estimates.
Gift Cards
The Company sells gift cards to consumers that can be redeemed through its Marketplace. Those gift cards have no expiration date and administrative fees are not charged on unused gift cards. In prior periods, with limited history as to consumers' redemption patterns, proceeds from the sale of gift cards were fully deferred and recorded as contract liabilities until consumers use the card to place orders on its platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from consumers less amounts remitted to merchants and Dashers. During the third quarter of 2021, the Company concluded that it had developed sufficient historical evidence regarding the pattern of consumer redemptions of gift cards to have the ability to estimate the portion of outstanding gift cards that will never be redeemed (“breakage”) and for which there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property. The Company recognizes the breakage amounts as revenue, proportionate to the pattern of revenue recognition for the gift card redemptions. As a result of this change in estimate, the Company recorded $36 million of gift card breakage revenue during the three months ended September 30, 2021. Estimating future breakage rates requires judgment based on current and historical patterns of redemption, and the actual breakage rates may vary from the estimate.
3. Revenue
Disaggregated Revenue Information
All revenue recognized during the periods presented was related to the Company's core business, which is primarily comprised of Marketplace and Drive.
Revenue by geographic area is determined based on the address of the merchant, or in the case of DashPass, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
United States	$875	$1,275	$1,912	$3,577
International	4	—	4	11
Total revenue	$879	$1,275	$1,916	$3,588
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the nine months ended September 30, 2021 was as follows (in millions):

Contract Liabilities
Beginning balance	$108
Addition to contract liabilities	815
Reduction of contract liabilities(1)(2)(3)	(799)
Ending balance	$124
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
(2) Included in the beginning balance of contract liabilities was $22 million associated with unearned prepayments received by the Company, all of which was recognized as revenue during the nine months ended September 30, 2021.

(3) During the three months ended September 30, 2021, the Company recorded $36 million of gift card breakage revenue, which represented the estimate of cumulative gift card breakage through September 30, 2021 based on the Company's accounting policy discussed in Note 2.
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

	Nine Months Ended September 30,
	2020	2021
Beginning balance	$21	$43
Capitalization of deferred contract costs	21	26
Amortization of deferred contract costs	(6)	(15)
Ending balance	$36	$54
Deferred contract costs, current	$11	$22
Deferred contract costs, non-current	25	32
Total deferred contract costs	$36	$54
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes for the nine months ended September 30, 2021 were as follows (in millions):

Nine Months Ended September 30, 2021

Beginning balance	$13
Additions to the provision for expected credit losses	31
Writeoffs charged against the allowance	(5)
Ending balance	$39
4. Goodwill and Intangible Assets, Net
During the three and nine months ended September 30, 2021, there were no changes in the carrying amount of goodwill of $316 million.
Intangible assets, net consisted of the following as of December 31, 2020 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	7.6	$71	$(48)	$23
Vendor relationships	11.8	45	(4)	41
Courier relationships	0.3	1	(1)	—
Customer relationships	1.8	9	(3)	6
Trade name and trademarks	1.8	6	(2)	4
Balance as of December 31, 2020		$132	$(58)	$74

Intangible assets, net consisted of the following as of September 30, 2021 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	7.2	$71	$(51)	$20
Vendor relationships	11.1	45	(6)	39
Courier relationships	—	1	(1)	—
Customer relationships	1.1	9	(6)	3
Trade name and trademarks	1.1	6	(4)	2
Balance as of September 30, 2021		$132	$(68)	$64
Amortization expense associated with intangible assets was $15 million and $3 million for the three months ended September 30, 2020 and 2021, respectively. Amortization expense associated with intangible assets was $44 million and $10 million for the nine months ended September 30, 2020 and 2021, respectively.
The estimated future amortization expense of intangible assets as of September 30, 2021 was as follows (in millions):

Year Ending December 31,	Amortization Expense
Remainder of 2021	$3
2022	10
2023	6
2024	6
2025	6
Thereafter	33
Total estimated future amortization expense	$64

5. Fair Value Measurements
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
U.S. Treasury securities	$—	$3	$—	$3
Short-term marketable securities
Commercial paper	—	76	—	76
Corporate bonds	—	51	—	51
U.S. government agency securities	—	23	—	23
U.S. Treasury securities	—	364	—	364
Total	$—	$517	$—	$517

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$996	$—	$—	$996
U.S. Treasury securities	—	148	—	148
Short-term marketable securities
Commercial paper	—	414	—	414
Corporate bonds	—	118	—	118
U.S. government agency securities	—	69	—	69
U.S. Treasury securities	—	698	—	698
Long-term marketable securities
Corporate bonds	—	158	—	158
U.S. government agency securities	—	10	—	10
U.S. Treasury securities	—	386	—	386
Total	$996	$2,001	$—	$2,997
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
There were no Level 3 assets or liabilities as of December 31, 2020 and September 30, 2021.
6. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2020
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
U.S. Treasury securities	$3	$—	$—	$3
Short-term marketable securities
Commercial paper	76	—	—	76
Corporate bonds	51	—	—	51
U.S. government agency securities	23	—	—	23
U.S. Treasury securities	364	—	—	364
Total	$517	$—	$—	$517

	September 30, 2021
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$996	$—	$—	$996
U.S. Treasury securities	148	—	—	148
Short-term marketable securities
Commercial paper	414	—	—	414
Corporate bonds	118	—	—	118
U.S. government agency securities	69	—	—	69
U.S. Treasury securities	698	—	—	698
Long-term marketable securities
Corporate bonds	158	—	—	158
U.S. government agency securities	10	—	—	10
U.S. Treasury securities	386	—	—	386
Total	$2,997	$—	$—	$2,997
No individual security incurred continuous unrealized losses for greater than twelve months as of December 31, 2020 and September 30, 2021.
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2020	September 30, 2021
Equipment for merchants	$111	$147
Capitalized software and website development costs	86	226
Leasehold improvements	57	83
Computer equipment and software	22	39
Office equipment	11	19
Construction in progress	27	42
Total	314	556
Less: Accumulated depreciation and amortization	(104)	(201)
Property and equipment, net	$210	$355
Depreciation expenses were $14 million and $20 million for the three months ended September 30, 2020 and 2021, respectively. Depreciation expenses were $35 million and $58 million for the nine months ended September 30, 2020 and 2021, respectively.
The Company capitalized $15 million and $50 million in capitalized software and website development costs during the three months ended September 30, 2020 and 2021, respectively. The Company capitalized $38 million and $140 million in capitalized software and website development costs during the nine months ended September 30, 2020 and 2021, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $5 million and $18 million for the three months ended September 30, 2020 and 2021, respectively. Amortization of capitalized software and website development costs was $10 million and $39 million for the nine months ended September 30, 2020 and 2021, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2020	September 30, 2021
Litigation reserves	$178	$114
Sales tax payable and accrued sales and indirect taxes	149	152
Accrued operations related expenses	139	145
Dasher and merchant payable	110	177
Contract liabilities	108	124
Accrued advertising	62	172
Insurance reserves	55	123
Credits issued to consumers	28	35
Other	114	184
Total	$943	$1,226
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
In March 2020, the Company reached an agreement to resolve worker misclassification claims associated with certain Dashers and Caviar delivery providers who have entered into arbitration agreements with the Company. Under the agreement, certain Dashers and Caviar delivery providers are eligible for settlement payments, subject to a threshold number of the covered individuals entering into individual settlement agreements. The Company anticipated that the aggregate amount of payments to Dashers and Caviar delivery providers under these individual settlement agreements, including attorneys’ fees, would be approximately $70 million. In July 2020, the Company transferred $69 million into an escrow account, the settlement amount to be released and paid to claimants and claimants’ attorneys if a minimum number of claimants agreed to release their claims against the Company by the date specified within the settlement agreement. In December 2020, the number of claimants who agreed to release their claims against the Company exceeded the minimum, and the Company committed to release the settlement amount in the escrow account to claimants and claimants' attorneys. In the nine months ended September 30, 2021, the $69 million in the escrow account was fully distributed to the claimants and claimants' attorneys.
In July and August 2020, the Company reached additional agreements to resolve worker misclassification claims associated with certain Dashers and Caviar delivery providers who have entered into arbitration agreements with the Company. Under these agreements, certain Dashers and Caviar delivery providers are eligible for settlement payments, subject to a threshold number of the covered individuals entering into individual settlement agreements. The Company anticipates that the aggregate amount of payments to Dashers and Caviar delivery providers under these individual settlement agreements, including attorneys’ fees, will be approximately $14 million, of which $11 million was paid in the nine months ended September 30, 2021.
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
No liability associated with such indemnifications was recorded as of December 31, 2020 and September 30, 2021.

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
As of December 31, 2020 and September 30, 2021, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2020 and September 30, 2021, no amounts were drawn and the Company had $44 million and $39 million of issued letters of credit outstanding from the revolving credit and guaranty agreement.
Sales and Indirect Tax Matters
The Company is under audit by various state and local tax authorities with regard to sales and indirect tax matters. The Company records sales and indirect tax reserves when they become probable and the amount can be reasonably estimated. These reserves are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The timing of the resolution of indirect tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the tax authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months the Company will receive additional assessments by various tax authorities in one or more jurisdictions. These assessments could result in changes to the Company's reserves related to positions on sales and indirect tax filings. In the nine months ended September 30, 2021, the Company favorably resolved a sales and indirect tax exposure resulting in a $29 million reduction of liabilities previously reserved.
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
Stock Award Activities
A summary of activity under the 2014 and 2020 Plan and related information was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	33,802	$2.42	5.92	$4,744
Granted	—	$—
Exercised	(12,346)	$2.27		$1,880
Forfeited	(28)	$2.98
Balance as of September 30, 2021	21,428	$2.51	4.87	$4,359
Exercisable as of September 30, 2021	19,231	$2.07	4.64	$3,921
Vested and expected to vest as of September 30, 2021	21,428	$2.51	4.87	$4,359
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price on the NYSE as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2020, and 2021 was $57 million and $1.9 billion, respectively. There were no stock options granted during the nine months ended September 30, 2020 and 2021.

The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Unvested units as of December 31, 2020	28,366		$4,049
Granted	6,545	$166.87
Vested	(47)	$105.26
Vested and settled	(5,852)	$50.34
Forfeited	(909)	$72.89
Unvested units as of September 30, 2021	28,103		$5,789
The aggregate intrinsic value disclosed in the above table is based on the closing price on the NYSE, as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the nine months ended September 30, 2020 and 2021 was $34.11 and $166.87, respectively.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Cost of revenue, exclusive of depreciation and amortization	$—	$13	$1	$34
Sales and marketing	—	14	1	38
Research and development	2	47	5	129
General and administrative	1	48	4	156
Total stock-based compensation expense	$3	$122	$11	$357
As of September 30, 2021, there was $9 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.80 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of September 30, 2021, unrecognized stock-based compensation expense related to the CEO Performance Award was $318 million, which is expected to be recognized over a period of 3.57 years.
As of September 30, 2021, there was $1.4 billion of unrecognized stock-based compensation expense related to unvested RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award granted in November 2020. The Company expects to recognize this expense over the remaining weighted-average period of 2.68 years.
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
As of September 30, 2021, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
The Company recorded $1 million and zero of provision for income taxes for the three months ended September 30, 2020 and 2021, respectively. The Company recorded $2 million and $3 million of provision for income taxes for the nine months ended September 30, 2020 and 2021, respectively. The provision for income taxes for all the periods presented were primarily attributable to state franchise taxes and income taxes in foreign jurisdictions.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of September 30, 2021, the Company continues to maintain a full valuation allowance on its deferred tax assets except in certain foreign jurisdictions.
As of September 30, 2021, the Company had $61 million of unrecognized tax benefits, which, if recognized, would result in adjustments to the valuation allowance. The Company is subject to income tax audits in the United States and in foreign jurisdictions. The Company recorded liabilities related to uncertain tax positions and believes that the Company has provided adequate reserves for income tax uncertainties in all open tax years. Due to the Company’s history of tax losses, all years remain open to tax audits.
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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. RSUs that vested but have not been settled are included in the denominator in calculating net loss per share for the three and nine months ended September 30, 2021 (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021		2020	2021
	Common	Class A	Class B	Common	Class A	Class B
Net loss	$(43)	$(92)	$(9)	$(149)	$(284)	$(29)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	45,016	308,797	31,372	44,568	302,954	31,323
Net loss per share, basic and diluted	$(0.96)	$(0.30)	$(0.30)	$(3.34)	$(0.94)	$(0.94)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain performance or market conditions which were not satisfied at the end of the respective periods (in thousands):

	As of September 30,
	2020	2021
Redeemable convertible preferred stock (on an as-converted basis)	239,275	—
Stock options to purchase common stock	34,554	21,428
Unvested restricted stock units	20,021	28,103
Convertible promissory notes	5,778	—
Total	299,628	49,531

12. Subsequent Events
On October 19, 2021, the Company closed a $400 million investment in preferred shares of a private company based in Europe which provides an instant grocery delivery service. The Company is assessing the accounting impact of this transaction on its condensed consolidated financial statements.
On November 9, 2021, the Company entered into a definitive agreement to acquire Wolt Enterprises OY (“Wolt”). Headquartered in Helsinki, Finland, Wolt is a leading local commerce platform with operations in 23 countries across Europe, Japan, and Israel. The Company is expecting the acquisition of Wolt will increase its international scale, accelerate its product development, and improve its investment efficiency. The purchase price is approximately €7 billion in an all-stock transaction, before customary post-closing adjustments. Closing is expected in the first half of 2022, subject to customary regulatory approvals and other closing conditions.
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
Overview
We have built a technology-enabled local logistics platform that enables local businesses to address consumers’ expectations of ease and immediacy and thrive in today’s convenience economy.
We built our products to serve the needs of our three key constituents: merchants, consumers and Dashers. We do this primarily through our Marketplace, which offers a broad array of services that enable merchants to solve mission-critical challenges such as customer acquisition, delivery, insights and analytics, merchandising, payment processing, and customer support. Our Marketplace enables merchants to establish an online presence and expand their reach. It generates significant demand for merchants by connecting them with millions of consumers. Merchants can fulfill this demand through delivery, facilitated by our local logistics platform, or in-person pickup by consumers.
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
Key Business and Non-GAAP Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business and non-GAAP metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,
(In millions, except percentages)	2020	2021

Total Orders	236	347
Marketplace GOV	$7,252	$10,416
Contribution Profit(1)	$215	$281
Contribution Margin(1)	24%	22%
Contribution Profit as a % of Marketplace GOV	3%	3%
Adjusted EBITDA(1)	$86	$86
Adjusted EBITDA Margin(1)	10%	7%
Adjusted EBITDA as a % of Marketplace GOV	1%	1%

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
In the three months ended September 30, 2021, Total Orders increased to 347 million, or 47% growth compared to the three months ended September 30, 2020. The increase in Total Orders was driven by increased engagement of existing consumers, the addition of new consumers, and an increase in the number of orders completed through Drive.
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
In the three months ended September 30, 2021, Marketplace GOV increased to $10.4 billion, or 44% growth compared to the three months ended September 30, 2020, consistent with the growth in Total Orders.
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
In the three months ended September 30, 2021, Contribution Profit improved to $281 million, compared to $215 million in the three months ended September 30, 2020, driven by the growth in Marketplace GOV in the three months ended September 30, 2021. In the three months ended September 30, 2021, Contribution Margin decreased to 22%, compared to 24% in the three months ended September 30, 2020, driven primarily by growth in first party product sales, for which we take control of inventory and recognize product costs, and faster growth in sales and marketing expenses stemming from increased Dasher acquisition costs.
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
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) a one-time non-cash change in fair value of a forward contract related to the issuance of our Series F redeemable convertible preferred stock, (iii) loss on disposal of property and equipment, (iv) transaction-related expenses, (v) impairment expenses, (vi) provision for income taxes, (vii) interest income and expense, (viii) other income (expense), net, (ix) stock-based compensation expense and certain payroll tax expense, and (x) depreciation and amortization expense. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue for the same period.
In the three months ended September 30, 2021, Adjusted EBITDA remained flat at $86 million, compared to Adjusted EBITDA of $86 million in the three months ended September 30, 2020. In the three months ended September 30, 2021, Adjusted EBITDA Margin decreased to 7%, compared to 10% in the three months ended September 30, 2020, as a result of investments in international markets, expansion into new verticals, and increased sales and marketing expenses stemming from increased Dasher acquisition costs.
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
We also generate revenue from membership fees paid by consumers for DashPass, which is recognized as part of our Marketplace revenue. Revenue generated from our DashPass memberships is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of membership purchased by the consumer.
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

We expect that the cost of revenue will increase on an absolute dollar basis as our business grows and as we continue to invest in order management and our platform and hire additional employees for our local operations, support, and other teams to support the growth in our business. As a result, we expect that cost of revenue as a percentage of revenue will vary from period to period.
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
We plan to continue to hire employees to support our research and development efforts to expand the capabilities and scope of our platform and offerings. As a result, we expect that research and development expenses will increase on an absolute dollar basis as we continue to invest to support these activities. We expect that research and development expenses as a percentage of revenue will vary from period to period.
General and Administrative
General and administrative expenses primarily consist of legal, tax, and regulatory expenses, which include litigation settlement expenses and sales and indirect taxes, personnel-related compensation expenses related to administrative employees, which include finance and accounting, human resources and legal, chargebacks associated with fraudulent credit card transactions, professional services fees, transaction-related expenses, bad debt expense, and allocated overhead.
We expect that general and administrative expenses will increase on an absolute dollar basis due to increases in stock-based compensation expense, personnel-related compensation expense and allocated overhead as we add personnel and enhance our systems, processes, and controls to support the growth in our business as well as our increased compliance and reporting requirements as a public company. We expect general and administrative expenses as a percentage of revenue will vary from period to period over the short term and decrease over the long term.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation and amortization expenses associated with our property and equipment and intangible assets. Depreciation primarily includes expenses associated with equipment for merchants, computer equipment and software, office equipment, and leasehold improvements. Amortization includes expenses associated with our capitalized software and website development costs, as well as acquired intangible assets.
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
Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2021	2020	2021

Revenue	$879	$1,275	$1,916	$3,588
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization	382	585	899	1,703
Sales and marketing	290	446	610	1,206
Research and development	41	115	112	297
General and administrative	167	188	337	573
Depreciation and amortization(2)	34	41	89	107
Total costs and expenses	914	1,375	2,047	3,886
Loss from operations	(35)	(100)	(131)	(298)
Interest income	1	—	6	2
Interest expense	(9)	—	(22)	(13)
Other income (expense), net	1	(1)	—	(1)
Loss before income taxes	(42)	(101)	(147)	(310)
Provision for income taxes	1	—	2	3
Net loss	$(43)	$(101)	$(149)	$(313)

(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2021	2020	2021

Cost of revenue, exclusive of depreciation and amortization	$—	$13	$1	$34
Sales and marketing	—	14	1	38
Research and development	2	47	5	129
General and administrative	1	48	4	156
Total stock-based compensation expense	$3	$122	$11	$357

(2)Depreciation and amortization related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2021	2020	2021

Cost of revenue	$28	$25	$73	$70
Sales and marketing	4	7	10	15
Research and development	1	7	4	17
General and administrative	1	2	2	5
Total depreciation and amortization	$34	$41	$89	$107
The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	43%	46%	47%	47%
Sales and marketing	33%	35%	32%	34%
Research and development	5%	9%	6%	8%
General and administrative	19%	15%	17%	16%
Depreciation and amortization	4%	3%	5%	3%
Total costs and expenses	104%	108%	107%	108%
Loss from operations	(4)%	(8)%	(7)%	(8)%
Interest income	—%	—%	—%	—%
Interest expense	(1)%	—%	(1)%	—%
Other income (expense), net	—%	—%	—%	—%
Loss before income taxes	(5)%	(8)%	(8)%	(8)%
Provision for income taxes	—%	—%	—%	—%
Net loss	(5)%	(8)%	(8)%	(8)%
Comparison of the Three and Nine Months Ended September 30, 2020 and 2021
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Revenue	$879	$1,275	45%	$1,916	$3,588	87%
Revenue increased by $396 million, or 45%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily driven by a 47% increase in Total Orders to 347 million, which led to a 44% increase in Marketplace GOV to $10.4 billion, and the recognition of $36 million in gift card breakage revenue. The increase in Total Orders was primarily driven by increased engagement of existing consumers, the addition of new consumers, and an increase in the number of orders completed through Drive. For the three months ended September 30, 2021, revenue increased at approximately the same rate as Marketplace GOV.
Revenue increased by $1.7 billion, or 87%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily driven by a 88% increase in Total Orders to 1.0 billion, which led to a 87% increase in Marketplace GOV to $30.8 billion, and the recognition of $36 million in gift card breakage revenue. The increase in Total Orders was primarily driven by increased engagement of existing consumers, the addition of new consumers, and an increase in the number of orders completed through Drive. For the nine months ended September 30, 2021, revenue increased at approximately the same rate as Marketplace GOV.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Cost of revenue, exclusive of depreciation and amortization	$382	$585	53%	$899	$1,703	89%
Cost of revenue, exclusive of depreciation and amortization, increased by $203 million, or 53%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily attributable to an increase of $95 million in order management costs and an increase of $48 million in platform costs, both driven by significant growth in the number of Total Orders and Marketplace GOV, an increase of $15 million in personnel costs and allocated overhead driven by increased headcount, as well as an increase of $12 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO.
As a percentage of revenue, cost of revenue, exclusive of depreciation and amortization, was 46% in the three months ended September 30, 2021, increasing from 43% in the three months ended September 30, 2020. The increase in cost of revenue, exclusive of depreciation and amortization, as a percentage of revenue was primarily driven by growth in first party product sales, for which we take control of inventory and recognize product costs, and increased stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO.
Cost of revenue, exclusive of depreciation and amortization, increased by $804 million, or 89%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily attributable to an increase of $479 million in order management costs and an increase of $205 million in platform costs, both driven by significant growth in the number of Total Orders and Marketplace GOV, an increase of $32 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO, as well as an increase of $32 million in personnel costs and allocated overhead driven by increased headcount and an increase in stock-based compensation expense.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Sales and marketing	$290	$446	54%	$610	$1,206	98%
Sales and marketing expenses increased by $156 million, or 54%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily driven by an increase of $109 million in advertising and brand marketing expenses as we increased consumer adoption and acquired new Dashers, an increase of $20 million in personnel-related compensation expenses and allocated overhead driven by increased headcount, as well as an increase of $13 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO.
As a percentage of revenue, sales and marketing expenses were 35% in the three months ended September 30, 2021, increasing from 33% in the three months ended September 30, 2020. The increase in sales and marketing expenses as a percentage of revenue was driven by increased Dasher acquisition costs stemming from elevated advertising rates.
Sales and marketing expenses increased by $596 million, or 98%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily driven by an increase of $453 million in advertising and brand marketing expenses as we increased consumer adoption and acquired new Dashers, an increase of $49 million in personnel-related compensation expenses and allocated overhead driven by increased headcount, as well as an increase of $37 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO.
As a percentage of revenue, sales and marketing expenses were 34% in the nine months ended September 30, 2021, increasing from 32% in the nine months ended September 30, 2020. The increase in sales and marketing expenses as a percentage of revenue was driven by increased Dasher acquisition costs stemming from higher levels of acquisition and elevated advertising rates.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Research and development	$41	$115	180%	$112	$297	165%
Research and development expenses increased by $74 million, or 180%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily driven by an increase of $66 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO, and an increase of $39 million in personnel-related compensation expenses and allocated overhead due to increased headcount, partially offset by an increase in capitalized software and website development costs of $34 million.
As a percentage of revenue, research and development expenses were 9% in the three months ended September 30, 2021, increasing from 5% in the three months ended September 30, 2020. The increase in research and development expenses as a percentage of revenue was driven by increased stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon the IPO.
Research and development expenses increased by $185 million, or 165%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily driven by an increase of $188 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO, and an increase of $84 million in personnel-related compensation expenses and allocated overhead due to increased headcount, partially offset by an increase in capitalized software and website development costs of $100 million.
As a percentage of revenue, research and development expenses were 8% in the nine months ended September 30, 2021, increasing from 6% in the nine months ended September 30, 2020. The increase in research and development expenses as a percentage of revenue was driven by increased stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon the IPO.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

General and administrative	$167	$188	13%	$337	$573	70%
General and administrative expenses increased by $21 million, or 13%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily driven by an increase of $48 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO and RSUs granted to our CEO in November 2020, or the CEO Performance Award, and an increase of $23 million in personnel-related compensation expenses and allocated overhead due to increased headcount, partially offset by a decrease of $53 million in legal, tax, and regulatory expenses, which include litigation settlement expenses and sales and indirect taxes.
As a percentage of revenue, general and administrative expenses were 15% in the three months ended September 30, 2021, decreasing from 19% in the three months ended September 30, 2020. The decrease in general and administrative expenses as a percentage of revenue was primarily driven by decreased legal, tax, and regulatory expenses.
General and administrative expenses increased by $236 million, or 70%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily driven by an increase of $153 million in stock-based compensation expense primarily due to the recognition of expense related to RSUs with a performance condition satisfied upon our IPO and the CEO Performance Award granted in November 2020, an increase of $55 million in personnel-related compensation expenses and allocated overhead due to increased headcount, an increase of $23 million in chargebacks associated with fraudulent credit card transaction, and an increase of $17 million in bad debt expense, partially offset by a decrease of $64 million in legal, tax, and regulatory expenses, including a decrease of $29 million in sales and indirect tax liability as we favorably resolved a sales and indirect tax exposure in the nine months ended September 30, 2021.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Depreciation and amortization	$34	$41	21%	$89	$107	20%
Depreciation and amortization expenses increased by $7 million, or 21%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily driven by an increase of $13 million in amortization expense related to capitalized software and website development costs and an increase of $3 million in depreciation expenses related to equipment for merchants, partially offset by a decrease of $12 million in amortization expenses related to intangible assets as the existing technology acquired from Caviar was fully amortized in the fourth quarter of 2020.
Depreciation and amortization expenses increased by $18 million, or 20%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily driven by an increase of $30 million in amortization expense related to capitalized software and website development costs and an increase of $14 million in depreciation expenses related to equipment for merchants, partially offset by a decrease of $34 million in amortization expenses related to intangible assets as the existing technology acquired from Caviar was fully amortized in the fourth quarter of 2020.
Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Interest income	$1	$—	(100)%	$6	$2	(67)%
Interest income was not material in the periods presented.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Interest expense	$(9)	$—	(100)%	$(22)	$(13)	(41)%
Interest expense decreased by $9 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The decrease in interest expense was primarily attributable to the repayment of our Convertible Notes in February 2021.
Interest expense decreased by $9 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in interest expense was primarily attributable to the repayment of our Convertible Notes in February 2021.
Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	% Change	2020	2021	% Change

Other income (expense), net	$1	$(1)	(200)%	$—	$(1)	(100)%
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2021	2020	2021

Cost of revenue, exclusive of depreciation and amortization	$382	$585	$899	$1,703
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	—	(12)	(1)	(34)
Allocated overhead	(4)	(7)	(14)	(18)
Adjusted cost of revenue	$378	$566	$884	$1,651

Adjusted Sales and Marketing Expense
We define adjusted sales and marketing expense as sales and marketing expenses excluding stock-based compensation expense and certain payroll tax expense, and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2021	2020	2021

Sales and marketing	$290	$446	$610	$1,206
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	—	(15)	(1)	(39)
Allocated overhead	(4)	(3)	(10)	(10)
Adjusted sales and marketing	$286	$428	$599	$1,157
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
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2021	2020	2021

Research and development	$41	$115	$112	$297
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(2)	(49)	(5)	(132)
Allocated overhead	(4)	(4)	(11)	(10)
Adjusted research and development	$35	$62	$96	$155
Adjusted General and Administrative Expense
We define adjusted general and administrative expense as general and administrative expenses excluding stock-based compensation expense and certain payroll tax expense, certain legal, tax, and regulatory settlements, reserves, and expenses, transaction-related costs, impairment expenses, and including allocated overhead from cost of revenue, sales and marketing, and research and development. We exclude stock-based compensation as it is non-cash in nature and we exclude certain legal, tax, and regulatory settlements, reserves, and expenses, transaction-related costs, as well as impairment expenses, as these costs are not indicative of our operating performance.
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2021	2020	2021

General and administrative	$167	$188	$337	$573
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(1)	(49)	(4)	(159)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(79)	(17)	(115)	(66)
Transaction-related costs	—	(2)	—	(2)
Impairment expenses(2)	(5)	(1)	(11)	(1)
Allocated overhead from cost of revenue, sales and marketing, and research and development	12	14	35	38
Adjusted general and administrative	$94	$133	$242	$383

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
(2)Consists of impairment expense related to an operating lease right-of-use asset associated with our former headquarters.

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
Gross profit (loss) is the most directly comparable financial measure to Contribution Profit (Loss). The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	2020	2021

Revenue	$879	$1,275	$1,916	$3,588
Less: Cost of revenue, exclusive of depreciation and amortization	(382)	(585)	(899)	(1,703)
Less: Depreciation and amortization related to cost of revenue	(28)	(25)	(73)	(70)
Gross profit	$469	$665	$944	$1,815
Gross Margin	53%	52%	49%	51%
Less: Sales and marketing	$(290)	$(446)	$(610)	$(1,206)
Add: Depreciation and amortization related to cost of revenue	28	25	73	70
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	—	27	2	73
Add: Allocated overhead included in cost of revenue and sales and marketing	8	10	24	28
Contribution Profit	$215	$281	$433	$780
Contribution Margin	24%	22%	23%	22%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	2020	2021

Gross profit	$469	$665	$944	$1,815
Add: Depreciation and amortization related to cost of revenue	28	25	73	70
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	—	12	1	34
Add: Allocated overhead included in cost of revenue	4	7	14	18
Adjusted Gross Profit	$501	$709	$1,032	$1,937
Adjusted Gross Margin	57%	56%	54%	54%
Adjusted EBITDA
Adjusted EBITDA is a measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) a one-time non-cash change in fair value of a forward contract related to the issuance of our Series F redeemable convertible preferred stock, (iii) loss on disposal of property and equipment, (iv) transaction-related costs, (v) impairment expenses, (vi) provision for income taxes, (vii) interest income and expense,

(viii) other income (expense), net, (ix) stock-based compensation expense and certain payroll tax expense, and (x) depreciation and amortization expense. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue for the same period.
The following tables provide a reconciliation of net loss to Adjusted EBITDA and a calculation of net margin and Adjusted EBITDA Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2021	2020	2021

Net loss	$(43)	$(101)	$(149)	$(313)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	79	17	115	66
Transaction-related costs	—	2	—	2
Impairment expenses(2)	5	1	11	1
Provision for income taxes	1	—	2	3
Interest income and expense	8	—	16	11
Other (income) expense, net	(1)	1	—	1
Stock-based compensation expense and certain payroll tax expense	3	125	11	364
Depreciation and amortization expense	34	41	89	107
Adjusted EBITDA	$86	$86	$95	$242
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
(2)Consists of impairment expense related to an operating lease right-of-use asset associated with our former headquarters.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	2020	2021

Revenue	$879	$1,275	$1,916	$3,588
Net loss	$(43)	$(101)	$(149)	$(313)
Net margin	(5)%	(8)%	(8)%	(9)%

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2020	2021	2020	2021

Revenue	$879	$1,275	$1,916	$3,588
Adjusted EBITDA	$86	$86	$95	$242
Adjusted EBITDA Margin	10%	7%	5%	7%
Credit Facilities
On November 19, 2019, we entered into a revolving credit and guaranty agreement with JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs & Co. LLC, which, as amended and restated on August 7, 2020, provides for a $300 million unsecured revolving credit facility maturing on August 7, 2025, increasing to $400 million in aggregate revolving commitments upon the consummation of an initial public offering of our common stock on or prior to August 7, 2021. Loans under the credit facility bear interest, at our option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted LIBOR rate for a one-month interest period plus 1.00%, or (ii) an adjusted LIBOR rate plus a margin equal to 1.00%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. As of September 30, 2021, we were in compliance with the covenants under the revolving credit and guaranty agreement. As of

September 30, 2021, no amounts were drawn and we had $39 million of issued letters of credit outstanding from the revolving credit and guaranty agreement.
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
As of September 30, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $4.7 billion, which consisted of cash and cash equivalents of $2.9 billion, short-term marketable securities of $1.3 billion and long-term marketable securities of $0.5 billion. Additionally, funds held at payment processors of $119 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks, institutional money market funds and U.S. Treasury securities. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities, and U.S. Treasury securities.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $1.9 billion as of September 30, 2021. To execute on our strategic initiatives to continue to grow our business, we may continue to incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the $400 million in available borrowings under our unsecured revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months.
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
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2020	2021

Net cash provided by operating activities	$315	$525
Net cash used in investing activities	(129)	(1,520)
Net cash provided by (used in) financing activities	714	(487)
Foreign currency effect on cash, cash equivalents, and restricted cash	—	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$900	$(1,483)
Operating Activities
Cash provided by operating activities was $315 million for the nine months ended September 30, 2020. This consisted of a net loss of $149 million offset by non-cash depreciation and amortization expense of $89 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $30 million, non-cash interest expense of $22 million, non-cash bad debt expense of $15 million, non-cash stock-based compensation expense of $11 million, impairment of operating lease right-of-use assets of $11 million, and other non-cash expenses of $7 million. The net changes in operating assets and liabilities was the result of an increase of $452 million in accrued expenses and other current liabilities primarily related to litigation reserves, sales tax payable and accrued sales and indirect taxes, accrued operations related expenses, and Dasher and merchant payable, an increase of $12 million in accounts payable, an increase of $11 million in other liabilities, and a decrease of $6 million in prepaid expenses and other current assets. offset by an increase of $139 million in accounts receivable, net, an increase of $30 million in funds held at payment processors, a decrease of $19 million for payments for operating lease liabilities, and an increase of $14 million in other assets.
Cash provided by operating activities was $525 million for the nine months ended September 30, 2021. This consisted of a net loss of $313 million, offset by non-cash stock-based compensation expense of $357 million, non-cash depreciation and amortization expense of $107 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $37 million, non-cash bad debt expense of $31 million, other non-cash expenses of $17 million, non-cash interest expense of $11 million related to our convertible notes, and impairment of operating lease right-of-use assets of $1 million. The net changes in operating assets and liabilities was the result of an increase of $241 million in accrued expenses and other current liabilities, primarily related to accrued advertising, insurance reserves, contract liabilities, accrued operations related expenses and Dasher and merchant payables, a decrease of $86 million in prepaid expenses and other current assets, a decrease of $27 million in funds held at payment processors, an increase of $8 million in accounts payable and an increase of $2 million in other liabilities, offset by an increase of $32 million in other assets, $29 million paid for operating lease liabilities, and an increase of $26 million in accounts receivable, net.
The increase in cash provided by operating activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was mainly due to an increase in stock-based compensation expense primarily driven by the recognition of expense related to RSUs with a performance condition that was satisfied upon our IPO and the CEO Performance Award granted in November 2020, as well as an increase in other non-cash expenses for the nine months ended September 30, 2021.
Investing Activities
Cash used in investing activities was $129 million for the nine months ended September 30, 2020, which consisted of purchases of marketable securities of $445 million, purchases of property and equipment of $86 million, and cash outflows for capitalized software and website development costs of $36 million, offset by proceeds from the sales and maturities of marketable securities of $438 million.
Cash used in investing activities was $1,520 million for the nine months ended September 30, 2021, which primarily consisted of purchases of marketable securities of $2.0 billion, purchases of property and equipment of $94 million, and cash outflows for capitalized software and website development costs of $73 million, partially offset by proceeds from maturities and sales of marketable securities of $623 million,
Financing Activities
Cash provided by financing activities was $714 million for the nine months ended September 30, 2020, which consisted of $382 million of net proceeds from the issuance of redeemable convertible preferred stock, $333 million of net proceeds from the issuance of convertible promissory notes, and $4 million of proceeds from the exercise of stock options, offset by $5 million of cash outflows for payment of deferred offering costs.
Cash used in financing activities was $487 million for the nine months ended September 30, 2021, which consisted of $333 million of repayment of the convertible promissory notes, $172 million of cash outflows for taxes paid related to net share settlement of equity awards, and $10 million of payment of deferred offering costs, partially offset by $28 million of proceeds from exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, except for one policy set forth in Note 2 to our condensed consolidated financial statements, which changed as a result of a change in accounting estimates.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates and foreign exchange risks.
Interest Rate Fluctuation Risk
Our investment portfolio consists of fixed income securities, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded in the condensed consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of stockholders’ deficit within accumulated other comprehensive income (loss). Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
Based on our investment portfolio balance as of September 30, 2021, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
Foreign Currency Exchange Risk
Transaction Exposure
We transact business in Canadian dollars, Australian dollars, and Japanese Yen and have international revenue, as well as costs denominated primarily in Canadian dollars, Australian dollars, and Japanese Yen. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates are reflected in reported income and loss from our international businesses included in our condensed consolidated statements of operations. A continued strengthening of the U.S. dollar would therefore reduce reported revenue and expenses from our international businesses included in our condensed consolidated statements of operations.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
More than 35,000 Dashers and Caviar delivery providers who have entered into arbitration agreements with us have filed or expressed an intention to file arbitration demands against us that assert worker misclassification claims. As of May 13, 2021, we have reached agreements that would resolve the worker misclassification claims for the substantial majority of these individuals. Under these agreements, certain Dashers and Caviar delivery providers are eligible for settlement payments, subject to a threshold number of the covered individuals entering into individual settlement agreements. As of May 13, 2021, individual settlement agreements have been executed and amounts paid thereunder, in an aggregate amount of approximately $75 million, including attorneys’ fees, and covering approximately 23,000 Dashers and Caviar delivery providers. Final amounts to be paid under the remaining settlement agreements will be determined based on the number of releases collected from Dashers and Caviar delivery providers. We anticipate that the aggregate amount of payments to Dashers and Caviar delivery providers under the remaining settlement agreements, including attorneys’ fees, will be approximately $3 million. We do not admit any allegations of wrongdoing as part of the resolution of these matters.
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
We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States and foreign jurisdictions including Canada and Australia. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed AB 5, which was signed into law on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for the 2020 California ballot initiative titled Proposition 22 to address AB 5 and preserve flexibility for Dashers, which passed in November 2020, and which became effective in December 2020. However, in February 2021, petitioners consisting of a number of individuals and labor groups filed a writ of mandate petitioning the Alameda County Superior Court to compel the state of California not to enforce any provisions of Proposition 22 as unconstitutional. On August 20, 2021, after a merits hearing, the Alameda County Superior Court issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition and individual sponsors of Proposition 22 have filed notices of appeal to the California Court of Appeal. Proposition 22 remains in effect pending further court proceedings.
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
Consumer Protection and Other Actions
We have in the past been, are currently, and may in the future be involved in other Legal Proceedings in the ordinary course of business, including class action lawsuits and actions brought by government authorities, alleging violations of consumer protection laws, data protection laws, civil rights laws and other laws. In addition, we have been subject to Legal

Proceedings related to representations regarding tips paid to Dashers and our Dasher pay model. We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters.
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
•If Dashers are reclassified as employees under federal or state law, in the State of California, our business, financial condition, and results of operations would be adversely affected;
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
•Our business is subject to a variety of U.S. and international laws and regulations, including those related to worker classification, Dasher pay, and pricing and commissions, many of which are unsettled and still developing, and the costs of complying with such laws and regulations, or our failure to comply with such laws and regulations, could adversely affect our business, financial condition, or results of operations and subject us to legal claims;
•We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
•Systems failures and resulting interruptions in the availability of our website, mobile application, or platform could adversely affect our business, financial condition, and results of operations;
•The COVID-19 pandemic, or a similar public health threat, could adversely affect our business, financial condition, and results of operations. With the COVID-19 pandemic, we experienced a significant increase in revenue, Total Orders, and Marketplace GOV. We expect our revenue, Total Orders, and Marketplace GOV growth rates to decline as the impacts of the COVID-19 pandemic wane;
•Our proposed acquisition of Wolt may not be completed, which could negatively affect our share price and our future business and financial results.
•Our proposed acquisition and the integration of Wolt may subject us to certain liabilities associated with Wolt or liabilities that may arise in connection with the completion of the transaction.

•Our and Wolt’s business relationships may be subject to disruption due to uncertainty associated with the proposed acquisition, which could have an adverse effect on our and Wolt’s results of operations, cash flows and financial position.
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
Although we generated net income of $23 million for the three months ended June 30, 2020, we have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to maintain or increase profitability in the future. We incurred a net loss of $149 million and $313 million in the nine months ended September 30, 2020 and 2021, respectively, and, as of December 31, 2020 and September 30, 2021, we had an accumulated deficit of $1.6 billion and $1.9 billion, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increases in our expenses in future periods. As of September 30, 2021, we had $1.7 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs. For more information, see “—We have implemented “sell-to-cover” in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon vesting and/or settlement of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders. We also permit certain RSU holders to elect to cover the RSU tax withholding liabilities by providing to us a cash payment amount.”
If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to maintain or increase profitability.
We may not continue to grow on pace with historical rates.
We have grown rapidly over the last several years, and therefore our recent revenue growth rate, growth in demand for our offerings, and financial performance should not be considered indicative of our future performance. For the three months ended September 30, 2020 and 2021, our revenue was $879 million and $1.3 billion, respectively, representing an 45% year-over-year growth rate. For the nine months ended September 30, 2020 and 2021, our revenue was $1.9 billion and $3.6 billion, respectively, representing a 87% year-over-year growth rate. In addition, with the COVID-19 pandemic, we experienced a significant increase in revenue, Total Orders, and Marketplace GOV. The circumstances that accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue, and we expect growth in consumer demand and our revenue, Total Orders, and Marketplace GOV growth rates to decline in future periods. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. Our revenue growth rate may decline in future periods as the size of our business grows and as we achieve higher market adoption rates. We may also experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of merchants, consumers, and Dashers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, increasing regulatory costs, and the maturation of our business, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. In addition, we have strategically focused on suburban markets and smaller metropolitan areas since our founding because of the opportunity that these markets have presented for our local logistics platform. If the demand for local logistics platforms does not continue to grow in these markets, or if we are unable to maintain our category share in these markets, our revenue growth rate could be adversely affected. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

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
In addition, if merchants on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, or if our relationships with merchants on our platform deteriorate, we may not be able to provide consumers with sufficient merchant selection. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants. In addition, if we are unsuccessful in attracting and retaining popular merchants, if merchants enter into exclusive arrangements with our competitors, if we fail to negotiate satisfactory terms with merchants, or if we ineffectively manage our relationships with merchants, our business, financial condition, and results of operations could be adversely affected. Our agreements with partner merchants generally remain in effect until terminated by partner merchants or us. Based on the type of partner agreement, partner merchants may generally terminate their agreements with us by providing us at least seven or 30 days advance notice and such agreements do not generally provide for any exclusivity. In the event that our partner merchants terminate their agreements with us, the merchant selection available on our local logistics platform could be adversely affected. Changes to our business and to our relationships with some of our constituencies may also impact our ability to attract and retain other constituencies. For example, the increased growth of our membership product, DashPass, and how compelling this offering is to consumers, depends on our ability to sign up eligible merchants to DashPass. Additionally, many of our consumers initially access our platform to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our platform and offerings to such consumers, thereby encouraging them to access our platform regularly or become a paid user of DashPass, through prompts and notifications and time-limited trials of DashPass and other offerings. However, these consumers may never convert to a paid membership to DashPass or access our platform after they take advantage of our promotions. If we are not able to continue to expand our consumer base or fail to convert our consumers to regular paying consumers, demand for our full-price or paid services, such as DashPass, and our revenue may grow slower than expected or decline.
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

•the proportion of consumers that are members of DashPass;
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
The COVID-19 pandemic, or a similar public health threat, could adversely affect our business, financial condition, and results of operations. With the COVID-19 pandemic, we experienced a significant increase in revenue, Total Orders, and Marketplace GOV. We expect our revenue, Total Orders, and Marketplace GOV growth rates to decline as the impacts of the COVID-19 pandemic wane.
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
With the COVID-19 pandemic, we have experienced a significant increase in revenue, Total Orders, and Marketplace GOV due to increased consumer demand for delivery, more merchants using our platform to facilitate both delivery and take-out, and improved efficiency of our local logistics platform. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue, and we expect our revenue, Total Orders, and Marketplace GOV growth rates to decline in future periods.
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
Demand for our platform is highly sensitive to a range of factors, including the price of the goods delivered, the amount of compensation and gratuities required to attract and retain Dashers, incentives paid to Dashers, and the fees and commissions we charge merchants and consumers. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. For example, in connection with the COVID-19 pandemic, over 50 jurisdictions across the United States, including Portland, Oregon, Minneapolis, Minnesota, Oregon, jurisdictions within Los Angeles County, California, Oakland and San Diego, California, Seattle, Washington, Philadelphia, Pennsylvania, Unincorporated Clark County, Nevada, and Washington, D.C., have implemented temporary price controls on local food delivery logistics platforms. In addition, there are legislative proposals to make price controls on food delivery logistics platforms permanent, and we expect other such proposals to be made. In addition, some jurisdictions have enacted permanent price controls, including San Francisco, California and New York, New York. We filed litigation challenging the San Francisco and New York price controls as unconstitutional and in excess of each respective jurisdiction’s police power. There also are legislative proposals in additional jurisdictions to make price controls on food delivery logistics platforms permanent, and we expect other such proposals to be made in the future. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers, though we are aware of a few jurisdictions that have adopted limits or explicit prohibitions against doing so in connection with price controls. An increase in the fees we charge to consumers could result in reduced demand for our services by consumers. In addition, certain jurisdictions may challenge the way in which we categorize or collect such increased consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing and/or misleading to consumers. Although temporary price controls in some jurisdictions in which we operate have expired, with the continued duration of the COVID-19 pandemic, we expect existing price controls to persist in the near term and for additional jurisdictions where we operate to implement similar price controls. If any of these events occur, or if price controls are retained after the COVID-19 pandemic subsides, our business, financial condition, and results of operations could be further adversely affected. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain new merchants, consumers, and Dashers at a lower cost than us. There can be no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the price of delivery for consumers, increase the incentives we pay to Dashers that utilize our platform, or further reduce the fees and commissions we charge merchants, or to increase our marketing and other expenses to attract and retain merchants, consumers, and Dashers in response to competitive pressures. We have launched, and may in the future launch, new pricing strategies and initiatives, such as subscription or membership products like DashPass, and Dasher or consumer loyalty programs, or modify existing pricing methodologies or the way in which fees, taxes, or similar items are presented on our platform, any of which may not ultimately be successful in attracting and retaining merchants, consumers, or Dashers or which may result in lower commissions or fees, which could adversely affect our business, financial condition, and results of operations. For example, on April 27, 2021, we changed our merchant pricing models to better support certain U.S. restaurant partners, including by offering them a choice of three different delivery commission rates tied to varying levels of marketing support and services. Further, our consumers’ price sensitivity may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. In particular, our continued international expansion may require us to change our pricing strategies and to adjust to different cultural norms, including with respect to consumer pricing and gratuities. While we do and will attempt to set prices based on our prior operating experience and merchant, consumer, and Dasher feedback and engagement levels, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our services. In addition, if the services on our platform change, then we may need to revise our pricing methodologies.
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
Further, while we maintain that Dashers that utilize our platform are independent contractors, there is a risk that Dashers may be reclassified as employees under federal or state law. As discussed further below, we have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex Operations West, Inc. v. Superior Court, or Dynamex, including an action brought by the San Francisco District Attorney in June 2020. In addition, an increasing number of jurisdictions are considering implementing standards similar to the test set forth in Dynamex to determine worker classification. For example, the California Legislature passed AB 5, which was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for a 2020 ballot initiative, or Proposition 22, to address AB 5 and preserve flexibility for Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, on August 20, 2021, the Alameda County Superior Court in California issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition and individual sponsors of Proposition 22 have filed notices of appeal to the California Court of Appeal. Proposition 22 remains in effect pending further court proceedings. Under Proposition 22, certain provisions regarding compensation, along with certain other requirements, are now applicable to us and Dashers in California and our costs related to Dashers have increased in California. To offset a portion of these increased costs, we will in certain circumstances charge higher fees and commissions, which could result in lower order volumes over time and adversely impact our results of operations. In addition, several other jurisdictions where we operate may be considering adopting legislation, or we may propose or support legislation, ballot initiatives, or other legislative processes in certain jurisdictions, that would pair worker flexibility and independence with new protections and benefits, and we are engaged in ongoing discussions with Dashers, policy makers and other stakeholders regarding the future of the type of work that Dashers perform. To the extent other jurisdictions adopt such legislation, or we propose or support legislation, ballot initiatives or other legislative processes in certain jurisdictions, we would expect our costs related to Dashers in such jurisdictions to increase and we could experience lower order volumes in such jurisdictions if we charge higher fees and commissions as a result of such laws, and our results of operations would be adversely impacted. For example, we, along with certain other companies, app-based drivers, and community groups, are supporting a campaign for a 2022 ballot initiative in Massachusetts that would pair worker flexibility and independence with new protections and benefits for Dashers in Massachusetts. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. For example, certain plaintiffs filed a claim in California Superior Court challenging the constitutionality of Proposition 22, which resulted in the Alameda County Superior Court's order noted above (which is being appealed), and similar challenges may also be filed. In addition, we could face further challenges to the classification of Dashers that utilize our platform as independent contractors as other states where we operate are considering adopting similar legislation or regulations. A reclassification of Dashers or delivery service providers using a local logistics platform as employees could require us to revise our pricing methodologies and pay model to account for such a change to Dasher classification, and to make other substantive internal adjustments to account for any transition of a Dasher to an employment position, which would have an adverse impact on our business, financial condition, and results of operations.
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
Our reputation, brand, and ability to build trust with existing and new merchants, consumers, and Dashers may be adversely affected by complaints and negative publicity about us, our platform, merchants, and Dashers that utilize our platform or our competitors’ platforms, even if factually incorrect or based on isolated incidents. Negative perception of our platform or company may harm our reputation, brand, and local network effects, including as a result of:

•complaints or negative publicity about us, our platform, services or items provided through our platform, Dashers, merchants, consumers, or our policies and guidelines, including Dasher pay;
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
We have been subject to cybersecurity incidents in the past and anticipate being the target of future attacks. Any actual or perceived security or privacy breach or incident could interrupt our operations, harm our brand, and adversely affect our reputation, brand, business, financial condition, and results of operations.
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
Although we have developed systems and processes that are designed to protect the personal data of merchants, consumers, and Dashers that utilize our platform, protect our systems, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected our systems in the past and cannot guarantee security in the future. The IT and infrastructure used in our business may be vulnerable to cyberattacks, ransomware and other malware and malicious code, and other sources of disruption or interruption of such IT and infrastructure, or security breaches or incidents, and third parties may be able to access data, including personal data and other sensitive and proprietary data of merchants, consumers, and Dashers, our employees’ personal data, or our other sensitive and proprietary data, accessible through those systems. Employee error, malfeasance, or other errors or negligence in the storage, use, or transmission of any of these types of data could result in an actual or perceived privacy or security breach or other security incident. Although we have policies restricting the access to the personal information we store, there is a risk that these policies may not be effective in all cases. Any actual or perceived breach of privacy, or any actual or perceived security breach or other incidents, could interrupt our operations, result in our platform being unavailable, result in loss or improper access to, or acquisition, disclosure, modification or other processing of, data, result in fraudulent transfer of funds, harm our reputation, brand, and competitive position, damage our relationships with third-party partners, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could lead to loss of merchant, consumer, or Dasher confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers) could have similar effects. Also, applicable laws or regulations could force us to disclose our intellectual property, such as our trade secrets and other proprietary information. For example, the City Council of New York passed a law which will go into effect in December 2021 that would require us to provide customer data, such as names, phone numbers, email addresses and delivery addresses, to restaurant merchants for orders on our platform in New York City, unless a customer opts out. Furthermore, this could result in certain consumers receiving unsolicited outreach from merchants as a result of this data sharing, which could lead to a negative consumer experience. We have filed a lawsuit challenging this law, and New York City has agreed not to enforce the law against us during the pendency of the litigation. If our lawsuit is not successful, complying with this law could have an adverse effect on our intellectual property or result in harm to our reputation or brand. Further, any cyberattacks or actual or perceived security and privacy breaches and other incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other privacy- and security-related incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.
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
We have in the past incurred, and may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card data, referral fraud by both consumers and Dashers, fraud with respect to background checks, fraud by employees or agents relating to payments or credits on our platform, attempted payments by consumers with insufficient funds, fraud committed by consumers in concert with Dashers, and account takeovers of Dasher accounts by bad actors. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information, or payment information and unauthorized acquisition or use of credit or debit card details, bank account information, and mobile phone numbers. For example, bad actors have created Dasher accounts using other people’s stolen personal identifying information to commit fraud on our platform and for other illicit purposes. Among other things, this has caused Form 1099s to be incorrectly sent to individuals who are not performing services as Dashers. We have launched a series of initiatives and products changes to help prevent these practices.
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
We have started expanding our presence internationally. For example, we launched our platform in Canada in 2015, in Australia in 2019, and in Japan in 2021, and we expect to expand our international operations. Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

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
We have made and may continue to make strategic investments as part of our business strategy. For example, in October 2021, the Company closed a $400 million investment in preferred shares of a private company based in Europe which provides an instant grocery delivery service. Strategic investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, regulatory, and/or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Business decisions or other actions or omissions of the partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to sell or transfer, or realize value from our investments may be limited by applicable securities laws and regulations. In addition, our investments are speculative in nature and may decline in value or be entirely lost.
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
We have implemented “sell-to-cover” in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon vesting and/or settlement of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders. We also permit certain RSU holders to elect to cover the RSU tax withholding liabilities by providing to us a cash payment amount.
To fund the tax withholding and remittance obligations arising in connection with the future vesting and/or settlement of RSUs, we will either (i) withhold shares of our Class A common stock that would otherwise be issued with respect to such RSUs and pay the relevant tax authorities in cash (which may include cash generated from the proceeds of the IPO) to satisfy such tax obligations, (ii) have the holders of such RSUs use a broker or brokers to sell a portion of such shares into the market on the applicable settlement date, with the proceeds of such sales to be delivered to us for remittance to the relevant taxing authorities, in order to satisfy such tax withholding and remittance obligations, or (iii) allow certain holders of such RSUs to pay us an amount in cash, via a broker, sufficient to cover the applicable RSU tax withholding obligations. The tax withholding due in connection with such RSU vesting and settlement will be based on the then-current value of the underlying shares of our Class A common stock, and we would expect to withhold and remit the tax withholding liabilities at the applicable statutory rates on behalf of the RSU holders to the relevant tax authorities in cash. If we withhold shares of our Class A common stock that would otherwise be issued with respect to the vesting and/or settlement of RSUs and pay the relevant tax authorities in cash to satisfy such tax obligations, this may result in significant cash expenditures by us. In the three months ended September 30, 2021, we expended less than $1 million to satisfy tax withholding and remittance obligations for certain RSUs vested during the period. We have implemented “sell-to-cover” to satisfy tax withholding obligations, pursuant to which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by us to the taxing authorities. Such sales or any cash amount that the holder provides to us to cover the applicable RSU tax withholding obligations, in either case, will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but will cause dilution to our stockholders and, to the extent a large number of shares are sold in connection with any vesting event, such sales volume may cause our stock price to fluctuate.

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
An increasing number of jurisdictions are considering implementing standards similar to the test set forth in Dynamex to determine worker classification. Further, the California Legislature passed AB 5 and it was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for the 2020 California ballot initiative Proposition 22 to address AB 5 and preserve flexibility for Dashers, which passed in November 2020. However, on August 20, 2021, the Alameda County Superior Court in California issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General and other groups and individuals have filed notices of appeal to the California Court of Appeal. As a result, to the extent Proposition 22 remains in effect pending further court proceedings, as such, certain provisions regarding compensation, along with certain other requirements, are applicable to us and Dashers in California and our costs related to Dashers have increased in California. To offset a portion of these increased costs, we will in certain circumstances charge higher fees and commissions, which could result in lower order volumes over time. Depending on whether and how much we choose to increase fees and commissions, these increased costs could also lead to a lower Net Revenue Margin, which we previously referred to in past SEC filings as Take Rate, defined as revenue expressed as a percentage of Marketplace GOV. The provisions resulting from Proposition 22 that are now applicable to us include, but are not limited to, (i) net earnings (which excludes tips, tolls, and certain other amounts) to Dashers no less than a net earnings floor equal to (a) 120% of the minimum wage for a Dasher’s engaged time and (b) for Dashers using a motor vehicle, $0.30 per engaged mile (which amount shall be adjusted for inflation after 2021) and (ii) for Dashers averaging at least 15 hours per week of engaged time during a calendar quarter who subscribe to a qualifying health plan, payments to such Dashers of healthcare subsidies of varying dollar amounts depending on a Dasher’s engaged time per week. As such, Proposition 22 is likely to have an adverse impact on our results of operations. In addition, several other jurisdictions where we operate may be considering adopting legislation that would pair worker flexibility and independence with new protections and benefits, and we are engaged in ongoing discussions with Dashers, policy makers and other stakeholders regarding the future of the type of work that Dashers perform. To the extent other states adopt such legislation, we would expect our costs related to Dashers in such jurisdictions to increase and we could experience lower order volumes in such jurisdictions if we charge higher fees and commissions as a result of such laws, which would adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. For example, certain plaintiffs filed a claim in California Superior Court challenging the constitutionality of Proposition 22, which resulted in the Alameda County Superior Court's order noted above (which is being appealed), and similar challenges may also be filed. Furthermore, if Dashers are determined to be employees in other states or under federal law, this could result in even higher increases to our costs related to Dashers, which would likely lead us to increase fees and commissions even more and may result in further lower order volumes. To the extent Dashers are determined to be employees under other state or federal law, we would be required to significantly alter our existing business model and operations, which would have an adverse impact on our business, financial condition, and results of operations.
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
We are subject to claims, lawsuits, arbitration proceedings, government investigations, and other legal, regulatory, and other administrative proceedings, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, marketing and advertising to consumers and Dashers, compliance with regulatory requirements, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations, and legal or regulatory proceedings as our business grows and as we deploy new services.
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
Our business is subject to a variety of U.S. and international laws and regulations, including those related to worker classification, Dasher pay, and pricing and commissions, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations.
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
Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors. Regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in connection with the COVID-19 pandemic, over 50 jurisdictions across the United States, including Seattle, Washington, Philadelphia, Pennsylvania, Unincorporated Clark County, Nevada, Minneapolis, Minnesota, San Diego, California, Oakland, California, Baltimore, Maryland, and Washington, DC, have implemented temporary price controls on local food delivery logistics platforms. In addition, some jurisdictions have enacted permanent price controls, including San Francisco, California and New York, New York. We filed litigation challenging the San Francisco and New York price controls as unconstitutional and in excess of each respective jurisdiction’s police power. There also are legislative proposals in additional jurisdictions to make price controls on food delivery logistics platforms permanent, and we expect other such proposals to be made in the future. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers, though we are aware of multiple jurisdictions which have adopted explicit limits or prohibitions against doing so in connection with price controls, which could further increase our costs. In addition, certain jurisdictions may challenge the way in which we categorize or collect such increased consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing and/or misleading to consumers. Although temporary price controls in some jurisdictions in which we operate have expired, with the continued duration of the COVID-19 pandemic, we expect existing price controls to persist in the near term and for additional jurisdictions where we operate to implement similar price controls. If any of these events occur, or if price controls are retained after the COVID-19 pandemic subsides, our business, financial condition, and results of operations could be further adversely affected. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business.

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
We receive, transmit, and store a large volume of personally identifiable information and other data relating to the users on our platform, as well as other personally identifiable information and other data relating to individuals such as our employees. Numerous local, municipal, state, federal, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, Australia’s Privacy Act, the Telephone Consumer Protection Act of 1991, or the TCPA, Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act, or the CCPA. These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CCPA, which went into effect on January 1, 2020, among other things, requires disclosures to California consumers and affords such consumers abilities to opt out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA has been amended on multiple occasions, and it is unclear whether it will be further amended. For example, a ballot initiative in California in November 2020, the California Privacy Rights Act, or CPRA, was approved by California voters and significantly modified the CCPA, resulting in further uncertainty and likely requiring us to incur additional costs and expenses in an effort to comply. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. We will continue to monitor developments related to the CPRA. Additionally, enactment of the CCPA has prompted similar legislative developments in other states in the U.S., such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that will go into effect January 1, 2023, and Colorado, which in June 2021 enacted a Colorado Privacy Act that will go into effect July 1, 2023. Similar laws are being considered by other state legislatures. These developments create the potential for a patchwork of overlapping but different state laws. The effects of the CCPA, CPRA, and other new and evolving laws and regulations relating to privacy, data protection, and information security potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. The CCPA, CPRA, and other changes in laws or regulations relating to privacy, data protection, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.
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
In addition, mobile operating system and browser providers, such as Apple and Google, have announced changes as well as future plans to limit the ability of application developers like us to collect and use certain data about users of our platform, including merchants, consumers and Dashers. For example, Apple has imposed new requirements for consumer disclosures regarding privacy practices, and has implemented a new application tracking transparency framework that requires opt-in consent for certain types of tracking. These changes have, and we expect that these changes will continue to, negatively impact the effectiveness of our advertising and promotions because they will limit our visibility into the performance of specific advertising channels. If we are unable to mitigate the effects of these developments, we could experience a decline in the growth of new users as well as order rates from existing consumers on our platform, which would have an adverse effect on our business, financial condition and results of operations.
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
Risks Related to Our Proposed Acquisition of Wolt

Our proposed Acquisition of Wolt may not be completed, which could negatively affect our share price and our future business and financial results.

On November 9, 2021, we announced that we signed an agreement to acquire Wolt. Our and Wolt’s obligations to consummate the acquisition of Wolt (the “Acquisition”) are subject to the satisfaction or waiver of certain conditions. These conditions include, among other customary conditions, receipt of certain specified regulatory approvals, the absence of certain laws or orders prohibiting or making illegal the Acquisition, effectiveness of the registration statement registering the shares of our Class A Common Stock issuable to the Wolt shareholders as consideration in the Acquisition, approval of a prospectus under Finnish law by the Finnish authorities, if required, execution of an escrow agreement by the parties and an escrow agent related to the escrow of certain shares to secure the sellers’ indemnification obligations, no event occurring that had or would reasonably be expected to have a Material Adverse Effect (as defined below in the Share Purchase Agreement) on us or Wolt, compliance by the parties with their covenants in the Share Purchase Agreement in all material respects, the accuracy of representations and warranties made by us or Wolt, and certain conditions related to key employees and lock-up agreements.

In addition, if the Acquisition is not completed by the termination date specified in the Share Purchase Agreement, or certain other events have occurred that prevent the closing conditions from being satisfied, either we or Wolt may choose to terminate the Share Purchase Agreement. We or Wolt may also elect to terminate the Share Purchase Agreement in certain other circumstances, and the parties can mutually decide to terminate the Share Purchase Agreement at any time prior to the closing of the Acquisition.

If the Acquisition is terminated or otherwise not completed, we would not realize any of the expected benefits of the Acquisition and may suffer other consequences that could adversely affect our business, results of operations and stock price, including, among others:

•under certain circumstances, we could be required to pay a termination fee of 210 million Euros;
•we will have incurred and may continue to incur costs relating to the Acquisition, many of which are payable by us whether or not the Acquisition is completed;
•matters related to the Acquisition (including integration planning) require substantial commitments of time and resources by our management team and numerous others throughout our organization, which could otherwise have been devoted to other opportunities;
•we may acquire a majority but less than all of the outstanding shares in the Acquisition, which may result in obligations to the minority shareholders of Wolt or additional expenses and obligations in connection with, and following, the Acquisition;
•we may be subject to legal proceedings related to the Acquisition or the failure to complete the Acquisition, which could be time consuming and expensive, could divert our management’s attention away from our regular business and, if any lawsuit is adversely resolved against us, could have a material adverse effect on our financial condition;
•a delay in completing the Acquisition, or failure to complete the Acquisition, negative perceptions about the Acquisition, or other factors beyond our control, may result in negative publicity and a negative perception of us in the investment community, and could negatively impact on our stock price; and
•any disruptions to our business resulting from the announcement and pendency of the Acquisition, including any adverse changes in our relationships with our customers, suppliers, partners or employees, may continue to intensify in the event the Acquisition is not consummated.

Our proposed Acquisition and the integration of Wolt may subject us to certain liabilities associated with Wolt or liabilities that may arise in connection with the completion of the transaction.

Our proposed Acquisition and the integration of Wolt with us may pose special risks, including write-offs or restructuring charges, unanticipated costs, and the loss of key employees. There can be no assurance that the integration will be accomplished effectively or in a timely manner. In addition, the proposed Acquisition and the integration of Wolt will subject us to liabilities that may exist at Wolt or may arise in connection with the completion of the Acquisition, some of which may be unknown. Although we and our advisers have conducted due diligence on the operations of Wolt and we have certain rights of indemnification, including the escrow of shares to secure the sellers’ obligations, there can be no guarantee that we are aware of all liabilities of Wolt or that the amounts in escrow will be sufficient. Further, the escrow consists of shares and therefore, even if we are able to recover from the escrow, we will need to use our cash and resources to pay for the liabilities and damages. These liabilities, and any additional risks and uncertainties related to the transaction not currently known to us or that we may currently deem immaterial or unlikely to occur, could negatively impact our business, financial condition and results of operations, including our profitability. Further, Wolt’s business is different in certain ways from ours, and our results of operations may as a result be affected by factors that differ from those currently affecting our results of operations.

The failure to integrate our business and Wolt successfully in the expected time frame could adversely affect our future results.

The success of our proposed Acquisition of Wolt will depend, in large part, on our ability to realize the anticipated benefits from combining our business with Wolt. Our ability to realize these anticipated benefits depends in part on the successful integration of our business with Wolt, which will be complex and time-consuming.

Potential difficulties that may be encountered in the integration process include the following:

•challenges and difficulties associated with managing the larger, more complex, combined company;
•conforming standards, controls, procedures and policies, and compensation structures between the companies;
•retaining and integrating talent from the two companies, including key employees, while maintaining focus on maintaining our business, expanding our platform and enhancing the DoorDash experience;
•consolidating corporate and administrative infrastructures;
•coordinating geographically dispersed organizations;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the proposed Acquisition;
•effecting potential actions that may be required in connection with obtaining regulatory approvals;

•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the transaction and integrating the companies’ operations; and
•our ability to deliver on our strategy, including the ability of the transaction to accelerate growth.

Failure to integrate the Wolt business successfully, in a timely manner or at all could negatively affect our revenues, profitability and cash flows.

Our and Wolt’s business relationships may be subject to disruption due to uncertainty associated with the proposed Acquisition, which could have an adverse effect on our and Wolt’s results of operations, cash flows and financial position.

Parties with which we and Wolt do business may experience uncertainty associated with the proposed Acquisition, including with respect to current or future business relationships with us, Wolt or the combined company following the completion of the transaction. Our and Wolt’s relationships may be subject to disruption as merchants, Dashers and couriers, and other persons with whom we and/or Wolt have a business relationship may have concerns about a larger, more international organization, or otherwise, and may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Wolt, as applicable, or consider entering into business relationships with parties other than us or Wolt. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of us, Wolt or the combined company following the completion of the transaction, including an adverse effect on our ability to realize the expected benefits of the transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in the completion of or failure to complete the transaction.

In addition, uncertainties about the Acquisition may cause our or Wolt’s current and prospective employees to experience uncertainty about their futures. These uncertainties may impair our ability to retain, recruit or motivate key talent, which could harm us and/or Wolt and thus, decrease the benefits we expect to receive from the proposed Acquisition.

Wolt is subject to a number of legal and compliance risks, and these risks may adversely affect the combined company after completion of our proposed Acquisition.

Wolt operates in 23 countries in Europe and Asia, including Japan, Finland, Denmark and Hungary. Wolt’s business principally consists of providing a food delivery platform and enabling people to get the same Wolt delivery experience from virtually any type of grocery store, retail shop or boutique. With the geographic expansion of our business into new markets, we will become subject to additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards with respect to delivery services and logistics providers.

Regulatory scrutiny or changes in legal requirements may impose significant compliance costs and make it uneconomical for the combined company to continue to operate in all of the current markets or to expand in accordance with our strategy. This may negatively impact Wolt’s or our revenue and profitability by preventing our or Wolt’s business from reaching sufficient scale in particular markets or having to change its business model or incur additional costs, which would adversely impact the combined company after the completion of the transaction. Our inability, or perceived inability, to comply with existing or new compliance obligations, could lead to regulatory scrutiny, which could result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect the combined company after the completion of the transaction.

In addition, a number of competitors offer delivery and logistics services similar to Wolt’s. Existing competitors and new entrants in this space in Europe and Asia may engage in aggressive consumer acquisition campaigns, develop superior offerings or consolidate with other entities and achieve benefits of scale. Such competitive pressures may materially erode Wolt’s existing market share and negatively impact Wolt’s revenue and may hinder Wolt’s expansion into new markets, which could adversely impact the combined company after the completion of the transaction.

Following the completion of our proposed Acquisition of Wolt, our exposure to fluctuations in foreign currency exchange rates will be increased.

We are currently subject to some foreign currency exchange risk because we conduct business operations in several foreign countries through its foreign subsidiaries or affiliates, which conduct business in their respective local currencies. Wolt conducts a significant portion of its operations outside of the United States through its subsidiaries or affiliates, which also operate in their respective local currencies. Therefore, following the completion of our proposed Acquisition of Wolt, our international operations will account for a more significant portion of our overall operations than they do presently and our exposure to fluctuations in foreign currency exchange rates will increase. Because our financial statements will continue to be presented in U.S. dollars subsequent to the completion of the transaction, the local currencies will be translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, thereby increasing the foreign exchange translation risk.
Risks Related to our Intellectual Property
Failure to adequately protect our intellectual property could adversely affect our business, financial condition, and results of operations.
Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and third parties we share information with to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our platform or other software, technology, and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information, and trade secrets through various methods, including through cybersecurity attacks, and legal or other methods of protecting this data may be inadequate. Also, applicable laws or regulations could force us to disclose our intellectual property, such as our trade secrets and other proprietary information. For example, the City Council of New York passed a law which will go into effect in December 2021 that would require us to provide customer data, such as names, phone numbers, emails and delivery addresses, to restaurants merchants for orders on our platform in New York City, unless a customer opts out. We have filed a lawsuit challenging this law, and New York City has agreed not to enforce the law against us during the pendency of the litigation. If our lawsuit is not successful, complying with this law could have an adverse effect on our intellectual property or result in harm to our reputation or brand.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of September 30, 2021, there were no amounts outstanding under the revolving credit facility.

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
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of September 30, 2021, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of Consumer Engineering, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 67% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to the IPO and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of September 30, 2021, our Co-Founders would collectively hold 76% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in our Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or the Co-Founders but would not be desirable for our other stockholders.
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

Exhibit Number	Description
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL
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

DOORDASH, INC.

Date: November 10, 2021	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Prabir Adarkar
Prabir Adarkar
Chief Financial Officer
(Principal Financial Officer)