Form 10-K
period 2021-12-31
DoorDash, Inc.
filed 2022-03-01
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared to issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of its most recently completed second fiscal quarter, was $32.5 billion based on the closing price of the registrant’s Class A common stock as reported by the New York Stock Exchange on that date.
The registrant had outstanding 317,157,876 shares of Class A common stock, 31,253,551 shares of Class B common stock, and no shares of Class C common stock as of February 15, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

Auditor name:	KPMG LLP	Auditor Location:	San Francisco, California	Auditor Firm ID:	185

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
•our expectations regarding our proposed acquisition of Wolt Enterprises Oy ("Wolt"), including the timing, completion, and expected benefits, as well as plans, objectives, and expectations with respect to future operations and markets in which we, Wolt, and the combined company will operate;
•the increased expenses associated with being a public company; and
•the impact of the COVID-19 pandemic, or a similar public health threat, on global capital and financial markets, general economic conditions in the United States, and our business and operations.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-

looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I
Item 1. Business
OUR BUSINESS
Our mission is to grow and empower local economies. We aim to achieve this by providing a logistics and technology platform that enables local businesses to address consumers’ modern expectations of ease and immediacy.
Our business consists of our Marketplace and Platform Services. We built our Marketplace to serve the needs of three key constituents: merchants, consumers and Dashers. Our Marketplace enables merchants to establish an online presence and expand their reach by connecting them with millions of consumers. Merchants can fulfill this demand through delivery, generally facilitated by our local logistics platform, or in-person pickup by consumers. As part of our Marketplace, we offer merchants a broad array of services that enable them to solve mission-critical challenges such as customer acquisition and demand generation, order fulfillment, merchandising, payment processing, and customer support. We also enable merchants to advertise and promote on our platform in order to acquire new consumers and drive incremental sales.
Our Marketplace provides a platform for over 25 million monthly active users ("MAU")1 to discover, engage with, and purchase goods from merchants in their community. Our aim is to consistently improve our consumer value proposition by increasing the quantity and variety of merchants that are available on our Marketplace, while also improving the level of convenience, quality, and service we provide. Marketplace also includes DashPass, our membership program which aims to improve affordability and lower transactional friction by reducing the delivery and service fees we charge consumers.
In addition to our Marketplace, which accounts for the vast majority of our revenue today, our Platform Services business, which primarily consists of Drive and Storefront, offers services to help merchants facilitate sales through their own channels. Drive, our white-label logistics service, enables merchants to fulfill consumer demand they have generated through their own channels using our local logistics platform. Storefront enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or logistics capabilities.
For Dashers, both our Marketplace and Platform Services provide opportunities for those looking for accessible and flexible ways to earn and achieve their goals. Dashers choose when and where to dash, as well as how frequently and for how long to dash each time they choose to do so. We provide earnings transparency so that Dashers can make informed decisions about the deliveries they choose to make.
We believe our business benefits only when we provide attractive services for each of our three key constituents: merchants, consumers, and Dashers. Consequently, in order to grow our business, we intend to provide merchants with a growing suite of services that help them build and grow their businesses; consumers with a broad selection of merchants to choose from, consistent and high quality experiences, and affordability that drives increased adoption; and Dashers with an attractive combination of accessibility, choice, and earning opportunity that competes effectively for their time.
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
•Consumers. We compete for consumers based on a number of factors, including the selection of merchants available, the quality of the ordering, fulfillment and service experience, and affordability. We believe that we are positioned favorably based on the combination of merchant selection, experience, and value we provide.
•Dashers. We compete to attract and retain Dashers based on a number of factors, including accessibility of our platform, flexibility in when, where, how much and how frequently to work, and earnings potential. We believe that we are well-positioned based on the limited requirements necessary to qualify, the density of our network, the improving efficiency of our platform, and the opportunities we provide Dashers to earn.
1 Based on the number of individual consumer accounts that have completed an order on our Marketplace in the past month, measured as of December 31, 2021.

Local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. In the United States, we compete with other local food delivery logistics platforms including Uber Eats, Grubhub (acquired by Just Eat Takeaway in June 2021), and Postmates (acquired by Uber in December 2020), chain merchants that have their own online ordering platforms, pizza companies, such as Domino’s, online ordering systems, other merchants which own and operate their own delivery fleets, grocery delivery services, traditional grocers, and companies that provide point of sale solutions and merchant delivery services. As we continue to expand our presence internationally, we will also face competition from local incumbents in these markets. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers as well as advertising that merchants place in local publications to attract consumers. With Drive, and as we continue to expand into other industry verticals beyond food, we expect to compete with large Internet companies with substantial resources, users, and brand power, such as Amazon and Google.
We believe we compete favorably for merchants, consumers, and Dashers. Our innovation, brand, and focused execution have allowed us to quickly extend our network and geographic reach and we plan to continue our efforts to expand within our existing markets and enter new markets and geographies in the future. For additional information about the risks to our business related to competition, see the section titled “Risk Factors—Risks Related to Our Business and Operations—We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected.”
HUMAN CAPITAL
Employees
As of December 31, 2021, we had over 8,600 employees worldwide. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
We believe that people are at the core of every business. This drives our focus on improving the experiences of merchants, consumers, and Dashers, and it also drives how we think about our employees and the culture and values that we cultivate. Our employees are critical to our success.
At DoorDash, we grow and empower local economies. We give our team the freedom and opportunity to build the future—for our company, our constituencies, and our communities. Together, with grit, courage, and rapid innovation, we create the dynamic energy that drives our business forward.
Dashers
We are committed to make dashing an earnings opportunity that is accessible, flexible, and supportive of social progress. In 2021, over 6 million people dashed2, earning a total of over $11 billion. Dashers worked an average of less than four active hours per week throughout the year.
We believe choice and access are empowering. Our goal with dashing is to provide as many people as we can with an opportunity to earn incremental income in a way that fits their lives. Since Dashers are independent contractors, we must compete for their time and effort with every order. We compete against other earning opportunities as well as alternative uses of time like leisure. Because of this competition, we must provide earnings opportunities that are attractive, worthwhile, and incremental to other choices available. Specifically, we strive to make dashing positive based on:
•Accessibility: We believe the barriers-to-entry in dashing are very low. Prospective Dashers must pass a background check and, in most geographies, have access to a bike, scooter, or car. People who qualify to become Dashers are often eligible to begin generating income within a day of signing up. We know of no other earning opportunity that provides superior accessibility to dashing.
•Flexibility: Once Dashers qualify, they choose whether to dash, where to dash, when to dash, how long to dash for, and how frequently to dash. This allows Dashers to scale their effort to their earning needs. It also allows Dashers to generate earnings around the other commitments they have in their lives, which often include full or part-time jobs, school, parenting or commitments to care for family or friends.
2 Based on the number of Dasher accounts that have delivered an order through our platform in the past year, measured as of December 31, 2021.

•Earnings: Dashers dash in order to earn income, so we must provide earnings that are competitive with alternative opportunities and commensurate with Dashers' expectations. In addition to the absolute level of earnings, we provide tools that improve immediacy and accessibility of earnings, as this is often valued by Dashers.
•Service: We aim to provide Dashers with high levels of service. This includes a dedicated service team that is accessible through our app, website, email, chat, and phone. We also provide visibility into our policies and practices for determining ratings and deactivations.
Our mission to grow and empower local economies creates a culture that promotes progress in all of our stakeholder relationships. Just as importantly, our business cannot thrive, or even survive, without Dashers. As a result, our business and financial ambitions are well aligned with our goal to make dashing an attractive and incremental earning opportunity that promotes social progress by giving people more choice in how they achieve their financial goals.
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
Employee Resource Groups
We support employee-led employee resource groups ("ERGs"), which foster a diverse and inclusive workplace. We currently have eight ERGs: Black@DoorDash, Latinx@DoorDash, Women@DoorDash, Pride@DoorDash (LGBTQIA+), AAPI@DoorDash (Asians, Asian Americans and Pacific Islanders), Veterans@DoorDash, Indigenous@DoorDash, and Parents@DoorDash, all of which are open to people of all backgrounds.
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
We have invested in a patent program to identify and protect a substantial portion of our strategic intellectual property in logistics, selection optimization, and other technologies relevant to our business. As of December 31, 2021, we had 250 issued U.S. patents, 53 U.S. patent applications pending, and 25 patent applications pending in a foreign jurisdiction. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we determine appropriate and cost-effective. As of December 31, 2021, we held 37 registered trademarks in the United States and 73 registered trademarks in foreign jurisdictions. We also have common law rights in some trademarks and numerous pending trademark applications in the United States and foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.doordash.com and other variations.
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
GOVERNMENT REGULATION
We are subject to a wide variety of laws and regulations in the United States and other jurisdictions. These laws, regulations, and standards govern issues such as worker classification, labor and employment, commissions and fees, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, environmental protection, personal injury, text messaging, membership services, intellectual property, consumer protection and warnings, marketing, taxation, privacy, data protection, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application and website accessibility, money transmittal, and background checks. The sale and delivery of goods through our platform is also subject to laws, regulations, and standards that govern food safety, alcohol, tobacco, cannabidiol, pharmaceuticals and controlled substances, hazardous substances, and the interstate and intrastate transport of goods. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.
See the sections titled “Risk Factors,” including the sections titled “Risk Factors—Risks Related to Our Legal and Regulatory Environment—If Dashers are reclassified as employees under federal or state law, our business, financial condition, and results of operations would be adversely affected,” “Risk Factors—Risks Related to Our Legal and Regulatory Environment—Our business is subject to a variety of U.S. and international laws and regulations, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations and subject us to legal claims,” and “Risk Factors—Risks Related to Our Dependence on Third Parties—We primarily rely on a third-party payment processor to process payments made to merchants and Dashers and a small number of third-party payment processors to process payments made by consumers, and if we cannot manage our relationship with such third party and other payment-related risks, our business, financial condition, and results of operations could be adversely affected,” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
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

AVAILABLE INFORMATION
Our website is located at www.doordash.com, and our investor relations website is located at ir.doordash.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission, or the SEC. The SEC also maintains a website that contains our SEC filings at www.sec.gov.
We announce material information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website (ir.doordash.com), our blog (doordash.news), and our Twitter account (@DoorDash) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.
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
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve, maintain or increase profitability in the future;
•We may not continue to grow on pace with historical rates;
•If Dashers in the United States are reclassified as employees under federal or state law, or if we fail to comply with Proposition 22 in the State of California, our business, financial condition, and results of operations would be adversely affected;
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
•We rely on merchants on our platform for many aspects of our business, and failure by them to maintain their service levels or any changes to their operating costs could adversely affect our business;
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
•The multi-class structure of our common stock and the voting agreement and irrevocable proxy (the "Voting Agreement"), between Tony Xu, Andy Fang, and Stanley Tang (the "Co-Founders"), has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
•The proposed acquisition of Wolt (the "Transaction") will not be completed unless the conditions are satisfied or waived. If the Transaction is not completed, our and Wolt’s future business and financial results could be negatively affected;
•The Transaction and the integration of Wolt may subject us to certain liabilities associated with Wolt or liabilities that may arise in connection with the completion of the Transaction; and
•Our and Wolt’s business relationships may be subject to disruption due to uncertainty associated with the Transaction, which could have an adverse effect on our and Wolt's results of operations, cash flows, and financial position;
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
•develop and maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment of new features and services;
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
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve, maintain or increase profitability in the future.
Although we generated net income of $23 million for the three months ended June 30, 2020, we have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to achieve profitability again, or maintain or increase profitability in the future. We incurred a net loss of $667 million, $461 million, and $468 million in the years ended December 31, 2019, 2020, and 2021, respectively, and, as of December 31, 2020, and 2021, we had an accumulated deficit of $1.6 billion and $2.1 billion, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units (“RSUs”) and other outstanding equity awards will result in increases in our expenses in future periods. As of December 31, 2021, we have $1.9 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs.
If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve, maintain or increase profitability.
We may not continue to grow on pace with historical rates.
We have grown rapidly over the last several years, and therefore our recent revenue growth rate, growth in demand for our offerings, and financial performance should not be considered indicative of our future performance. For the years ended December 31, 2019, 2020 and 2021, our revenue was $885 million, $2.9 billion, and $4.9 billion, respectively, representing a 226% and 69% year-over-year growth rate, respectively. In addition, with the COVID-19 pandemic, we experienced a significant increase in revenue, Total Orders, and Marketplace GOV. The circumstances that accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue, and we expect growth in consumer demand and our revenue, Total Orders, and Marketplace GOV growth rates to decline in future periods compared to growth rates in 2020 and 2021. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. Our revenue growth rate may decline in future periods compared to growth rates in 2020 and 2021 as the size of our business grows and as we achieve higher market adoption rates. We may also experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of merchants, consumers, and Dashers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, increasing regulatory costs, and the maturation of our business, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. In addition, we have strategically focused on suburban markets and smaller metropolitan areas since our founding because of the opportunity that these markets have presented for our local logistics platform. If the demand for local logistics platforms does not continue to grow in these markets, or if we are unable to maintain our category share in these markets, our revenue growth rate could be adversely affected. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected.
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. In particular, local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. In the United States, we compete with other local food delivery logistics companies, such as Uber Eats, Grubhub (acquired by Just Eat Takeaway in June 2021), and Postmates (acquired by Uber in December 2020), chain merchants that have their own online ordering platforms, pizza companies, such as Domino’s, online ordering systems, other merchants that own and operate their own delivery fleets, grocers and grocery delivery services, and companies that provide point of sale solutions and merchant delivery services. As we continue to expand to verticals beyond food, we may compete with large Internet companies with substantial resources, users, and brand power, such as Amazon and Google. Further, as we continue to expand our presence internationally, we will also face competition from local incumbents in these markets. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers as well as advertising that merchants place in local publications to attract consumers. Changing traditional ordering habits is difficult, and if merchants and consumers do not embrace the transition to local food delivery logistics as we expect, our business, financial condition, and results of operations could be adversely affected.
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
Additionally, many of our competitors are well capitalized and offer discounted services, lower merchant commission rates and consumer fees, incentives for independent contractors who provide delivery services and consumer discounts and promotions, innovative platforms and offerings, and alternative pay models, which may be more attractive than those that we offer. Such competitive pressures may lead us to maintain or lower our commission rates and fees or maintain or increase our incentives, discounts, and promotions in order to remain competitive, particularly in markets where we do not have a leading position. Such efforts have negatively affected, and will continue to negatively affect, our financial performance, and there is no guarantee that such efforts will be successful. Further, the markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to continue to lower their prices and fees, or increase the incentives, discounts, and promotions they offer, and compete more effectively against us. Delivery logistics services for food and the other verticals in which we compete are nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to achieve, maintain or increase profitability. Further, merchants could determine that it is more cost effective to develop their own platforms to offer online pickup and delivery rather than use our platform.
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
In addition, if merchants on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, or if our relationships with merchants on our platform deteriorate, we may not be able to provide consumers with sufficient merchant selection. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants. In addition, if we are unsuccessful in attracting and retaining popular merchants, if merchants enter into exclusive arrangements with our competitors, if we fail to negotiate satisfactory terms with merchants, or if we ineffectively manage our relationships with merchants, our business, financial condition, and results of operations could be adversely affected. Our agreements with partner merchants generally remain in effect until terminated by partner merchants or us. Based on the type of partner agreement, partner merchants may terminate their agreements with us by providing us at least seven (7) or thirty (30) days advance notice and such agreements do not generally provide for any exclusivity. In the event that our partner merchants terminate their agreements with us, the merchant selection available on our local logistics platform could be adversely affected. Changes to our business and to our relationships with some of our constituencies may also impact our ability to attract and retain other constituencies. For example, the increased growth of our membership product, DashPass, and how compelling this offering is to consumers, depends on our ability to sign up eligible merchants to DashPass. Additionally, many of our consumers initially access our platform to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our platform and offerings to such consumers, thereby encouraging them to access our platform regularly or become a paid user of DashPass, through prompts and notifications and time-limited trials of DashPass and other offerings. However, these consumers may never convert to a paid membership to DashPass or access our platform after they take advantage of our promotions. If we are not able to continue to expand our consumer base or fail to convert our consumers to regular paying consumers, demand for our full-price or paid services, such as DashPass, and our revenue may grow slower than expected or decline.
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
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures and to increase use of our platform by existing Dashers. To attract and retain Dashers, we have, among other things, offered monetary incentives and perquisites, such as credits to be used for orders on our platform, free DoorDash-branded apparel, and access to Dasher Experience Centers where Dashers can receive assistance with pressing issues, meet other Dashers, and participate in special events. If we do not continue to provide Dashers with flexibility on our platform, compelling opportunities to earn income, and other incentive programs that are comparable or superior to those of our competitors, we may fail to attract new Dashers or retain existing Dashers or increase their use of our platform, or we may experience complaints, negative publicity, or other work stoppages that could adversely affect our users and our business. For example, if merchants and consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. We also frequently test Dasher incentives with subsets of existing Dashers and potential Dashers, and these incentives could fail to attract and retain Dashers or fail to increase use of our platform by existing Dashers or could have other unintended adverse consequences. In addition, changes in certain laws and regulations, including immigration and labor and employment laws, may result in a decrease in the pool of Dashers, which may result in increased competition for Dashers or higher costs of recruitment and engagement. Other factors outside of our control, such as increases in the price of gasoline, vehicles, or insurance, may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. Our agreements with Dashers generally remain in effect until terminated by Dashers or us. Dashers may terminate their agreements with us by providing us at least seven (7) days advance notice and such agreements do not provide for any exclusivity. If we fail to attract Dashers or retain existing Dashers on favorable terms, if we fail to increase the use of our platform by existing Dashers, or if Dashers terminate their agreements with us, we may not be able to meet the demand of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.
We rely on merchants on our platform for many aspects of our business, and to the extent they fail to maintain their service levels or increase the prices they charge consumers on our platform, either as a result of increased operating costs, or to offset the commission we charge, our business would be adversely affected.
We rely on merchants on our platform, including small and local independent businesses, to provide quality goods to our consumers at expected price points. If these merchants experience difficulty servicing consumer demand, producing quality goods at affordable prices, or meeting our other requirements or standards, or experience problems with their point-of-sale or other technologies, our reputation and brand could be damaged. Further, an increase in merchant operating costs could cause merchants on our platform to raise prices, renegotiate commission rates, or cease operations, which could in turn adversely affect our operational costs and efficiency, and if merchants on our platform were to cease operations, temporarily or permanently, we may not be able to provide consumers with sufficient merchant selection, which we expect would reduce the number of consumers on our platform. Many of the factors affecting merchant operating costs, including off-premise costs and prices, are beyond the control of merchants and include inflation, costs associated with the goods provided, labor and employee benefit costs, rent costs, and energy costs. If merchants pass along these increased operating costs and increase prices on our platform, order volume may decline. Additionally, some items on our platform are listed at higher prices relative to their in-store prices. This practice can negatively affect consumer perception of our platform and could result in a decline in consumers or order volume, or both, which would adversely affect our financial condition and results of operations.
We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.
Our results of operations have historically varied from period to period, and we expect that our results of operations will continue to vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors described elsewhere in this “ Risk Factors ” section, factors that may contribute to the variability of our quarterly and annual results include:
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
•the effects of the COVID-19 pandemic or recovery from the COVID-19 pandemic on consumer behavior and our order volumes, as well as the impact of changes in the response of governments and private industry to COVID-19;
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
The current outbreak of COVID-19 has globally resulted in loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings. The extent to which the COVID-19 pandemic, or recovery from the COVID-19 pandemic, impacts our business is highly uncertain and cannot be predicted at this time. Factors that may impact our business include:
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
•actions taken throughout the world, including in markets in which we operate, to contain the COVID-19 outbreak or treat its impact, and;
•potential changes to consumer behavior or spending patterns as markets recover.
In connection with the COVID-19 pandemic, we have allowed many of our employees to work remotely, which may impact productivity and otherwise disrupt our business operations. In addition, the current outbreak of COVID-19 has resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future. Such events have impacted, and could in the future impact, demand for merchants and consumer purchase patterns, which in turn, could adversely affect our revenue and results of operations.
With the COVID-19 pandemic, we have experienced a significant increase in revenue, Total Orders, and Marketplace GOV due to increased consumer demand for delivery, more merchants using our platform to facilitate both delivery and take-out, and improved efficiency of our local logistics platform. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue, and we expect our revenue, Total Orders, and Marketplace GOV growth rates to decline in future periods compared to growth rates in 2020 and 2021.
Furthermore, if a virus or other disease is transmitted by human contact, as is the case with COVID-19, our employees and any constituent of our network may become infected, or may choose, or be advised, to avoid any contact with others, any of which may adversely affect our ability to provide our platform and for merchants, consumers, and Dashers to use our platform. In addition, shelter-in-place orders and similar regulations impact merchants’ ability to operate their businesses, consumers’ ability to pick up orders, and Dashers’ ability to make deliveries during certain times, or at all. Viruses or other diseases transmitted by human contact may in the future cause a temporary closure of merchants’ businesses, either due to government mandate or voluntary preventative measures, and many of our merchants may not be able to withstand prolonged interruptions to their businesses, and may be forced to go out of business. Even if merchants are able to continue to operate their businesses, many may operate with limited hours, menus, and capacity and other limitations. Any limitations on or disruptions or closures of merchants’ businesses could impact the selection available on our platform, disrupt our ability to operate our local logistics platform, and adversely affect our business.
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

To the extent the COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this “ Risk Factors” section.
Our pricing methodologies are impacted by a number of factors and ultimately may not be successful in attracting and retaining merchants, consumers, and Dashers. Price controls on local food delivery logistics platforms will have an adverse impact on our results of operations.
Demand for our platform is highly sensitive to a range of factors, including the price of the goods delivered, the amount of compensation and gratuities required to attract and retain Dashers, incentives paid to Dashers, and the fees and commissions we charge merchants and consumers. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. For example, in connection with the COVID-19 pandemic, over fifty (50) jurisdictions across the United States, including many jurisdictions in California, have implemented temporary price controls on local food delivery logistics platforms. In addition, there are legislative proposals to make price controls on food delivery logistics platforms permanent, and we expect other such proposals to be made. In addition, some jurisdictions have enacted permanent price controls, including San Francisco, California, New York, New York, Philadelphia, Pennsylvania, and Minneapolis, Minnesota (although the latter two jurisdictions’ price restrictions do not apply when certain conditions are met). We filed litigation challenging the San Francisco and New York price controls as unconstitutional and in excess of each respective jurisdiction’s police power. There are legislative proposals in additional jurisdictions to make price controls on food delivery logistics platforms permanent, and we expect other such proposals to be made in the future. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers, though we are aware of a few jurisdictions that have adopted limits or explicit prohibitions against doing so in connection with price controls. An increase in the fees we charge to consumers could result in reduced demand for our services by consumers. In addition, certain jurisdictions may challenge the way in which we categorize or collect such increased consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing and/or misleading to consumers. Although temporary price controls in some jurisdictions in which we operate have expired, with the continued duration of the COVID-19 pandemic, we expect existing price controls to persist in the near term and for additional jurisdictions where we operate to implement similar price controls. If any of these events occur, or if price controls are retained after the COVID-19 pandemic subsides, our business, financial condition, and results of operations could be further adversely affected. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain new merchants, consumers, and Dashers at a lower cost than us. There can be no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the price of delivery for consumers, increase the incentives we pay to Dashers that utilize our platform, or further reduce the fees and commissions we charge merchants, or to increase our marketing and other expenses to attract and retain merchants, consumers, and Dashers in response to competitive pressures. We have launched, and may in the future launch, new pricing strategies and initiatives, such as membership products like DashPass, and Dasher or consumer loyalty programs, or modify existing pricing methodologies or the way in which fees, taxes, or similar items are presented on our platform, any of which may not ultimately be successful in attracting and retaining merchants, consumers, or Dashers or which may result in lower commissions or fees, which could adversely affect our business, financial condition, and results of operations. For example, on April 27, 2021, we changed our merchant pricing models to better support certain U.S. restaurant partners, including by offering them a choice of three different delivery commission rates tied to varying levels of marketing support and services. Further, our consumers’ price sensitivity may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. In particular, our continued international expansion may require us to change our pricing strategies and to adjust to different cultural norms, including with respect to consumer pricing and gratuities. While we do and will attempt to set prices based on our prior operating experience and merchant, consumer, and Dasher feedback and engagement levels, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our services. In addition, if the services on our platform change, then we may need to revise our pricing methodologies.
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
Further, while we maintain that Dashers that utilize our platform are independent contractors, there is a risk that Dashers may be reclassified as employees under federal or state law. As discussed further below, we have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex Operations West, Inc.v. Superior Court (“Dynamex”), including an action brought by the San Francisco District Attorney in June 2020. In addition, some jurisdictions are considering implementing standards similar to the test set forth in Dynamex to determine worker classification. For example, the California Legislature passed AB 5, which was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for a 2020 ballot initiative (“Proposition 22”) to address AB 5 and preserve flexibility for Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, on August 20, 2021, the Alameda County Superior Court in California issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition and individual sponsors of Proposition 22 have filed notices of appeal to the California Court of Appeal. Proposition 22 remains in effect pending further court proceedings. Under Proposition 22, certain provisions regarding compensation, along with certain other requirements, are now applicable to us and Dashers in California and our costs related to Dashers have increased in California. To offset a portion of these increased costs, we do in certain circumstances charge higher fees and commissions, which could result in lower order volumes over time and adversely impact our results of operations. In addition, several jurisdictions where we operate may be considering adopting legislation, or we may propose or support legislation, ballot initiatives, or other legislative processes in certain jurisdictions, that would pair worker flexibility and independence with new protections and benefits, and we are engaged in ongoing discussions with Dashers, policy makers and other stakeholders regarding the future of the type of work that Dashers perform. To the extent other jurisdictions adopt such legislation, or we propose or support legislation, ballot initiatives or other legislative processes in certain jurisdictions, we would expect our costs related to Dashers in such jurisdictions to increase and we could experience lower order volumes in such jurisdictions if we charge higher fees and commissions as a result of such laws, and our results of operations would be adversely impacted. For example, we, along with certain other companies, app-based drivers, and community groups, are supporting a campaign for a 2022 ballot initiative in Massachusetts that would pair worker flexibility and independence with new protections and benefits for Dashers in Massachusetts. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. For example, certain plaintiffs filed a claim in California Superior Court challenging the constitutionality of Proposition 22, which resulted in the Alameda County Superior Court’s order noted above (which is being appealed), and similar challenges may also be filed. In addition, we could face further challenges to the classification of Dashers that utilize our platform as independent contractors as other states where we operate are considering adopting similar legislation or regulations. A reclassification of Dashers or delivery service providers using a local logistics platform as employees could require us to revise our pricing methodologies and pay model to account for such a change to Dasher classification, and to make other substantive internal adjustments to account for any transition of a Dasher to an employment position, which would have an adverse impact on our business, financial condition, and results of operations.
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
A majority of our employees have been with us for fewer than twenty-four (24) months. We have made, and intend to continue to make, substantial investments in our technology, customer service, and sales and marketing infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel, and maintain user satisfaction. Additionally, if we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation and brand, business, financial condition, and results of operations.
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
We have been subject to cybersecurity incidents in the past and anticipate being the target of future attacks. Any actual or perceived cybersecurity incident or security or privacy breach could interrupt our operations, harm our brand, subject us to claims, litigation, regulatory investigations and liability, and adversely affect our reputation, brand, business, financial condition, and results of operations.
Our business involves the collection, storage, processing, and transmission of personal data and other sensitive and proprietary data of our merchants, consumers, and Dashers. Additionally, we maintain sensitive and proprietary data relating to our business, such as our own proprietary data and personal data relating to our employees. An increasing number of organizations, including large online and off-line merchants and businesses, other large Internet companies, financial institutions, and government institutions, have disclosed breaches of their information security systems and other information security incidents, some of which have involved sophisticated and highly targeted attacks. In addition, these incidents could originate on our vendors’ platforms, vendors’ systems, or with our vendors’ personnel, which could then be leveraged to access our website, platforms, and proprietary data, including personal data. We and our vendors have previously experienced these types of breaches and other incidents. For example, in September 2019, we reported an incident affecting one of our vendors that resulted in the unauthorized acquisition of certain Dashers’ driver licenses as well as data related to certain of our consumers. This incident has resulted in regulatory inquiries and is the subject of litigation. To date, this incident has not resulted in a material loss of revenue or the incurrence of material expenses. We have undertaken steps to enhance our data security and governance program, which include adding additional protective security layers around the data, improving security protocols that govern access to our systems, and bringing in outside expertise to increase our ability to identify and repel threats. We cannot assure you that all potential causes of the incident have been identified and remediated or will not lead to recurrence or similar incidents. While we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to this incident or to any incidents which may occur in the future. In addition, in December 2021, a vulnerability in a popular logging software, Log4j, was publicly announced. If left unpatched, the Log4j vulnerability could be exploited to allow unauthorized actors to execute code remotely on a system using Log4j. We have taken steps to ensure these vulnerabilities have been patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional critical vulnerabilities of Log4j or other open-source software upon which we rely will not be discovered.
Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us or our vendors, we and our vendors may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we and our vendors may face delays in our detection or remediation of, or other responses to, security breaches and other incidents. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities used in our business through various means, including gaining unauthorized access into our systems or facilities or those of merchants, consumers, and Dashers that utilize our platform, attempting to fraudulently induce our employees, merchants, consumers, Dashers, vendors, or others into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology, or IT, systems, or attempting to fraudulently induce our employees, merchants, or others into manipulating payment information, resulting in the fraudulent transfer of funds to bad actors. Moreover, with many of our employees and contractors and many employees and contractors of vendors currently working remotely due to the COVID-19 pandemic, we may be exposed to increased risks of security breaches or incidents.

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
Although we have developed systems and processes that are designed to protect the personal data of merchants, consumers, and Dashers that utilize our platform, protect our systems, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected our systems in the past and cannot guarantee security in the future. The IT and infrastructure used in our business may be vulnerable to cyberattacks, viruses, social engineering, bugs, defects, vulnerabilities, denial of service, credential stuffing, ransomware and other malware and malicious code, employee error and malfeasance, and other sources of disruption or interruption of such IT and infrastructure, or security breaches or incidents, and unauthorized parties may be able to access data, including personal data and other sensitive and proprietary data of merchants, consumers, and Dashers, our employees’ personal data, or our other sensitive and proprietary data, accessible through those systems. Although we have policies restricting the access to the personal data we store, there is a risk that these policies may not be effective in all cases. Any actual or perceived breach of privacy, or any actual or perceived security breach or other incidents, could interrupt our operations, result in our platform being unavailable, result in loss or improper access to, unavailability of, acquisition, disclosure, modification or other processing of, data, result in fraudulent transfer of funds, harm our reputation, brand, and competitive position, damage our relationships with third-party partners, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators, and any such incidents or any perception that our security measures are inadequate could lead to loss of merchant, consumer, or Dasher confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations.
Any actual or perceived breach of privacy or security, or other security incident, impacting any entities with which we share or disclose data (including, for example, our third-party technology providers and vendors) could have similar effects. Our ability to monitor our vendors’ security measures is limited. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our vendors’ systems have not been breached or that they do not contain exploitable defects, bugs, or vulnerabilities that could result in an incident, breach, or other disruption to, our or our vendors’ systems.
Also, applicable laws or regulations could force us to disclose our intellectual property, such as our trade secrets and other proprietary data. For example, the City Council of New York passed a law effective in December 2021 that would require us to provide customer data, such as names, phone numbers, email addresses and delivery addresses, to restaurant merchants for orders on our platform in New York City, unless a customer opts out. Furthermore, this could result in certain consumers receiving unsolicited outreach from merchants as a result of this data sharing, which could lead to a negative consumer experience. We have filed a lawsuit challenging this law, and New York City has agreed not to enforce the law against us during the pendency of the litigation. If our lawsuit is not successful, complying with this law could have an adverse effect on our intellectual property or result in harm to our reputation or brand. Further, any cyberattacks or actual or perceived security or privacy breaches or other incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other incidents, and we may face increased costs and expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.
Additionally, defending against claims or litigation based on any privacy or security breach or incident, regardless of their merit, could be costly and divert management’s attention. We cannot be certain that our insurance coverage will be adequate for liabilities incurred relating to any privacy or security breach or incident, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.
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
Further, some non-partner merchants may not want to be included on our platform and may request to be removed. While we honor these requests, removing non-partner merchants impacts our ability to provide a broad selection of merchants. In addition, there is a risk that non-partner merchants bring legal claims against us relating to their inclusion on our platform. For example, in 2015, In-N-Out Burger filed a complaint against us claiming unfair competition, among other claims, and sought a permanent injunction to stop us from delivering their food. There is also a risk that state or local law is enacted to prevent platforms like ours from including non-partners on the platform. For example, the California Legislature passed legislation, California Assembly Bill 2149 (“AB 2149”), which was signed into law by Governor Gavin Newsom and became effective on January 1, 2021. AB 2149 prohibits, among other things, food delivery logistics platforms from facilitating deliveries from restaurants in California without the restaurants’ prior consent. Similar prohibitions have also been enacted in jurisdictions where we operate including Louisiana, Massachusetts, Michigan, Arkansas, Virginia, Washington, DC, Nevada, Missouri, Oregon, Rhode Island, New York, Colorado, and New Hampshire and are being contemplated in other jurisdictions. Beyond regulatory restrictions, we may also adopt internal policies that limit or prohibit the facilitation of deliveries from merchants without their prior consent. For example, in November 2020, we adopted internal policies pursuant to which we generally do not add new non-partner restaurants for delivery on our platform in the United States and such policies require the use of disclaimers with existing non-partner restaurants on our platform in the United States to inform consumers that such restaurants are not partnered with DoorDash. In the future, based on a variety of factors, including legal and regulatory changes, we may continue to revise and update our internal policies related to non-partner restaurants and other merchants. To the extent we are required or we choose to remove non-partner merchants for any reason, this will adversely affect our ability to attract and retain consumers and could directly and adversely affect our business, financial condition, and results of operations.
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
Our ability to attract and retain merchants, consumers, and Dashers is dependent in part on our ability to provide high-quality support. Merchants, consumers, and Dashers depend on our support organization to resolve any issues relating to our platform. We rely on third parties to provide some support services and our ability to provide effective support is partially dependent on our ability to attract and retain third-party service providers who are not only qualified to support users of our platform but are also well versed in our platform. As we continue to grow our business and improve our offerings, we will face challenges related to providing high-quality support services at scale. Additionally, as we continue to grow our international business and the number of international users on our platform, our support organization will face additional challenges, including those associated with delivering support in languages other than English. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform and business, our financial condition, and results of operations.
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
Our business is highly dependent on consumer spending and Dasher behavior patterns that have an impact on our growth and expenses. We may experience changes in consumer activity over the course of the calendar year, although our rapid growth and the impact of the COVID-19 pandemic has made, and may continue to make, seasonal fluctuations difficult to detect. For example, consumer activity can be impacted by colder or more inclement weather, which may increase consumer demand, and warmer or sunny weather, which may decrease consumer demand. In addition, the number of available Dashers may decrease during periods of inclement weather, but consumer demand during these times may require us to have more Dashers available to fulfill orders. During these times, we typically rely on incentive pay to attract sufficient Dashers to maintain the quality of our platform, which increases our costs. Further, severe weather in certain areas can cause businesses, including restaurants, to close, and make it impossible for Dashers to make deliveries if roads are closed or difficult to drive on. In addition, we benefit from increased order volume in our campus markets when school is in session, and we experience a decrease in order volume when school is not in session and during summer breaks and other vacation periods, causing a similar decrease in Dasher pay. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. In addition, other seasonal trends may develop and the existing seasonal trends that we experience may become more pronounced and contribute to fluctuations in our results of operations as we continue to scale and our growth slows. As such, we may not accurately forecast our results of operations. However, we base our spending and investment plans on forecasts and estimates, and we may not be able to adjust our spending quickly enough if our revenue is less than expected, causing our results of operations to fail to meet our expectations or the expectations of investors.
The impact of economic conditions, including the resulting effects on consumer spending and merchant performance, may adversely affect our business, financial condition, and results of operations.
Our performance is subject to economic conditions and their impact on levels of consumer spending. Some of the factors having an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, inflation, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, and other macroeconomic factors. Consumer purchases of discretionary items may decline during recessionary periods and other periods in which disposable income is adversely affected. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the COVID-19 pandemic. Further, small businesses that do not have substantial resources, like some of the merchants on our platform, tend to be more adversely affected by poor economic conditions than large businesses. If merchants on our platform cease operations, temporarily or permanently, or face financial distress or other business disruption, we may not be able to provide consumers with sufficient merchant selection, and they may be less likely to use our platform. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants. In addition, because spending for purchases from many of the merchants on our platform is generally considered to be discretionary, we expect that any decline in consumer spending would have a disproportionate effect on our business relative to those businesses that sell products or services considered to be necessities. If spending at the merchants on our platform declines, consumers may be less likely to use our platform, which could adversely affect our business, financial condition, and results of operations. Additionally, merchants on our platform may be negatively impacted by supply chain issues, labor shortages, inflation, or other macroeconomic factors. Labor shortages at merchants could negatively impact their ability to fulfill orders, which could negatively impact volume on our Marketplace and in our Drive business. Inflationary pressures could drive merchant prices higher, which could negatively impact consumer demand and drive lower order volume on our Marketplace and in our Drive business.

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
We have started expanding our presence internationally. For example, we launched our platform in Canada in 2015, in Australia in 2019, in Japan and Germany in 2021, and we expect to expand our international operations. particularly through the proposed acquisition of Wolt (the "Transaction"). Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:

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
•complying with varying laws and regulatory standards, including with respect to labor and employment, data privacy, data protection, tax, and local regulatory restrictions;
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
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may subject our business to broader economic, political, and other international risks, including economic volatility and geopolitical conflicts, and may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions.

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
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services, and other assets and strategic investments that complement our business. For example, in November 2021, we entered into a definitive agreement to acquire Wolt, a local commerce platform based in Finland, which is expected to close in the first half of 2022. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets, and as a result, there is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue.
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
We have made and may continue to make strategic investments as part of our business strategy. For example, in October 2021, we closed a $395 million investment in preferred shares of a private company based in Europe which provides an instant grocery delivery service. Strategic investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, regulatory, and/or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Business decisions or other actions or omissions of the partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to sell or transfer, or realize value from our investments may be limited by applicable securities laws and regulations. Entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity was subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. In addition, our investments are speculative in nature and may decline in value or be entirely lost.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
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
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems, or the existing systems and third-party software applications that we rely on for financial reporting, do not perform as expected, we may experience further deficiencies in our controls and we may not be able to meet our financial reporting obligations.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC commencing with this annual report on Form 10-K. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.
Additionally, commencing with this annual report on Form 10-K, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
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
We track certain operational metrics, including our merchant, consumer, and Dasher counts and key business and non-GAAP metrics such as Total Orders, Marketplace GOV, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit (Loss), Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. For example, the accuracy of our operating metrics could be impacted by fraudulent users of our platform, and further, we believe that there are consumers who have multiple accounts, even though this is prohibited in our Terms of Service and we implement measures to detect and prevent this behavior. Consumer usage of multiple accounts may cause us to overstate the number of consumers on our platform. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, we expect that our business, reputation, financial condition, and results of operations would be adversely affected.
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
We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the federal, state, and municipal levels challenging the classification of Dashers that utilize our platform as independent contractors. The tests governing whether a Dasher is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. We maintain that Dashers that utilize our platform are independent contractors. However, Dashers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on the local logistics industry. A reclassification of Dashers or other delivery service providers as employees would adversely affect our business, financial condition, and results of operations, including as a result of:
•monetary exposure arising from, or relating to failure to, withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, statutory and punitive damages, penalties, including related to the California Labor Code Private Attorneys General Act (“PAGA”) and government fines;
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
We have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex. We are currently involved in a number of putative class actions and representative actions brought, for example, pursuant to PAGA, and numerous individual claims, including those brought in arbitration or compelled pursuant to the terms of our independent contractor agreements to arbitration, challenging the classification of Dashers that utilize our platform as independent contractors. In addition, in June 2020, the San Francisco District Attorney filed a claim against us in the Superior Court of California, County of San Francisco, alleging that we misclassified Dashers as independent contractors as opposed to employees. This action is seeking both restitutionary damages and a permanent injunction that would bar us from continuing to classify Dashers as independent contractors. The San Francisco District Attorney also sought a preliminary injunction that would have barred us from continuing to classify Dashers in California as independent contractors during the pendency of this case. The request for the preliminary injunction was withdrawn in December 2020. We believe we have meritorious defenses, despite the allegations of wrongdoing, and intend to defend ourselves vigorously in these matters. In addition, in 2017, we settled one classification matter in California on a class basis including claims raised under PAGA and in 2022 we settled a similar classification matter covering Massachusetts and California Dashers including claims raised under PAGA.
Some jurisdictions are considering implementing standards similar to the test set forth in Dynamex to determine worker classification. Further, the California Legislature passed AB 5 and it was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for the 2020 California ballot initiative Proposition 22 to address AB 5 and preserve flexibility for Dashers, which passed in November 2020. However, on August 20, 2021, the Alameda County Superior Court in California issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General and other groups and individuals have filed notices of appeal to the California Court of Appeal. As a result, to the extent

Proposition 22 remains in effect pending further court proceedings, as such, certain provisions regarding compensation, along with certain other requirements, are applicable to us and Dashers in California and our costs related to Dashers have increased in California. To offset a portion of these increased costs, we do in certain circumstances charge higher fees and commissions, which could result in lower order volumes over time. Depending on whether and how much we choose to increase fees and commissions, these increased costs could also lead to a lower Net Revenue Margin, which we previously referred to in past SEC filings as Take Rate, defined as revenue expressed as a percentage of Marketplace GOV. The provisions resulting from Proposition 22 that are now applicable to us include, but are not limited to, (i) net earnings (which excludes tips, tolls, and certain other amounts) to Dashers no less than a net earnings floor equal to (A) 120% of the minimum wage for a Dasher’s engaged time and (B) for Dashers using a motor vehicle, $0.30 per engaged mile (which amount shall be adjusted for inflation after 2021) and (ii) for Dashers averaging at least fifteen (15) hours per week of engaged time during a calendar quarter who subscribe to a qualifying health plan, payments to such Dashers of healthcare subsidies of varying dollar amounts depending on a Dasher’s engaged time per week. As such, Proposition 22 is likely to have an adverse impact on our results of operations. In addition, several jurisdictions where we operate may be considering adopting legislation that would pair worker flexibility and independence with new protections and benefits, and we are engaged in ongoing discussions with Dashers, policy makers and other stakeholders regarding the future of the type of work that Dashers perform. To the extent other states adopt such legislation, we would expect our costs related to Dashers in such jurisdictions to increase and we could experience lower order volumes in such jurisdictions if we charge higher fees and commissions as a result of such laws, which would adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. For example, certain plaintiffs filed a claim in California Superior Court challenging the constitutionality of Proposition 22, which resulted in the Alameda County Superior Court’s order noted above (which is being appealed), and similar challenges may also be filed. Furthermore, if Dashers are determined to be employees in other states or under federal law, this could result in even higher increases to our costs related to Dashers, which would likely lead us to increase fees and commissions even more and may result in further lower order volumes. To the extent Dashers are determined to be employees under other state or federal law, we would be required to significantly alter our existing business model and operations, which would have an adverse impact on our business, financial condition, and results of operations.
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
Reports, whether true or not, of food-borne illnesses (such as E. Coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis, or salmonella) and injuries caused by food tampering or inappropriate or unsanitary food preparation, handling, or delivery, or other food safety incidents have led to potential legal claims against, and severely injured the reputations of, participants in the food business and could do so in the future as well. Further, if any such report were to affect one or more of the merchants on our platform that generate a significant percentage of our overall Marketplace GOV, it could seriously harm our business. The potential for acts of terrorism on the United States or international food supply also exists and, if such an event occurs, it could harm our business and results of operations. Further, food that is ordered through our platform could be subject to a recall, but we may have limited ability, if any, to ensure compliance with a food recall. In addition, reports of food-borne illnesses, food recalls, food tampering, or inappropriate or unsanitary food preparation, handling, or delivery, even those occurring solely at merchants that are not on our platform, could, as a result of negative publicity about the restaurant or grocery industry, adversely affect our business, financial condition, and results of operations.
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
Also, the U.S. and certain foreign jurisdictions have tax rules generally requiring payors to obtain payee taxpayer information and report payments to unrelated parties to the government. Under certain circumstances, a failure to comply with such obligations may cause us to become liable for monetary penalties or to withhold a percentage of the amounts paid to Dashers and merchants and remit such amounts to the taxing authorities. Due to the large number of Dashers and merchants, and the amounts paid to each, process failures with respect to these reporting obligations could result in financial liability and other consequences to us if we were unable to remedy such failures in a timely manner.
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
Further, income earned by us and our subsidiaries may be subject to taxation in more than one jurisdiction, such as the jurisdiction of incorporation or organization of us or the applicable subsidiary as well as the jurisdiction from which such income is derived. This may result in double taxation if relief is not available under applicable domestic or non-U.S. law or an applicable tax treaty. Any double taxation may impact the financial results of our operations.
We have been subject to examination, and may be subject to examination in the future, by federal, state, local, and foreign tax authorities on income, employment, sales, and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition, and results of operations. Certain risks relating to employment taxes and sales taxes are described in more detail under “— If Dashers in the United States are reclassified as employees under federal or state law, our business, financial condition, and results of operations would be adversely affected.” and “— Taxing authorities may successfully assert that we have not properly collected or remitted, or in the future should collect or remit, sales and use, gross receipts, value added, or similar taxes or withholding taxes, and may successfully impose additional obligations on us, and any such assessments, obligations, or inaccuracies could adversely affect our business, financial condition, and results of operations.”
In addition, regulatory or legislative developments may also arise from the proposed U.S. tax reform under the Biden Administration, which has proposed a new corporate alternative minimum tax and increased taxation of international business operations. There is uncertainty regarding what changes, if any, will be enacted and the effect on our business and financial results.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, we had accumulated $4,125 million and $3,265 million of federal and state net operating loss carryforwards, ("NOLs"), respectively, available to reduce future taxable income, some of which will begin to expire in 2036 for federal and 2024 for state tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds fifty (50) percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes, including R&D credit carryforwards, to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future. Prior to the utilization of NOLs in the future, we will determine whether there are any limitations under Section 382 of the Code.
There is also a risk that due to changes in applicable law or regulatory changes (such as suspensions on the use of NOLs and other tax attributes by certain jurisdictions, including in order to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic, possibly with retroactive effect) or other unforeseen reasons, our existing NOLs and other tax attributes could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and other tax attributes.
Our business is subject to a variety of U.S. and international laws and regulations, including those related to worker classification, Dasher pay, and pricing and commissions, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations and subject us to legal claims.
The local delivery logistics industry and our business model are relatively nascent and rapidly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions, including those related to worker classification, Dasher pay, insurance, and pricing and commissions. Laws, regulations, and standards governing issues such as worker classification or our relationship with Dashers on our platform more generally (for example, those concerning Dasher pay, insurance requirements, and other aspects of our relationship with Dashers), labor and employment, anti-discrimination, food safety, alcoholic beverages and other highly regulated products, online credit card payments, gratuities, pricing and commissions, text messaging, membership services, intellectual property, data retention, privacy, data security, consumer protection, background checks, website and mobile application accessibility, and tax are often complex, subject to change, and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. We have been proactively working with state and local governments and regulatory bodies to ensure that our platform is available broadly in the United States and foreign jurisdictions including Canada and Australia.
Additionally, laws relating to the potential liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. In addition, regulatory authorities in the United States at the federal and state level are considering a number of legislative and regulatory proposals concerning privacy and other matters that may be applicable to our business. It is also likely that as our business grows and evolves and our services are used in a greater number of geographies, as with our November 2021 launch in Germany, we would become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which it may become subject.
Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors. Regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in connection with the COVID-19 pandemic, over fifty (50) jurisdictions across the United States, including many jurisdictions in California, have implemented temporary price controls on local food delivery logistics platforms. In addition, some jurisdictions have enacted permanent price controls, including San Francisco, California, New York, New York, Philadelphia, Pennsylvania, and Minneapolis, Minnesota (although the latter two jurisdictions’ price restrictions do not apply when certain conditions are met). We filed litigation challenging the San Francisco and New York price controls as unconstitutional and in excess of each respective jurisdiction’s police power. There are legislative proposals in additional jurisdictions to make price controls on food delivery logistics platforms permanent, and we expect other such proposals to be made in the future. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers, though we are aware of multiple jurisdictions which have adopted explicit limits or prohibitions against doing so in connection with price controls, which could further increase our costs. In addition, certain jurisdictions may challenge the way in which we categorize or collect such increased consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing and/or misleading to consumers. Although temporary price controls in some jurisdictions in which we operate have expired, with the continued duration of the COVID-19 pandemic, we expect existing price controls to persist in the near term and for additional jurisdictions where we operate to implement similar price controls. If any of these events occur, or if price controls are retained after the COVID-19 pandemic subsides, our business, financial condition, and results of operations could be further adversely affected. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business.
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and other anticorruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents who are acting on our behalf. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries and our employees, representatives, contractors, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible, and our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a drop in our stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.
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
We receive, transmit, and store a large volume of personal data relating to the users on our platform, as well as other personal data relating to individuals such as our employees. Numerous local, municipal, state, federal, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, Australia’s Privacy Act, the European Union’s General Data Protection Regulation (the “GDPR”), the Telephone Consumer Protection Act of 1991 (the “TCPA”). Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act (the “CCPA”). These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another.
In the United States, the CCPA, which went into effect on January 1, 2020, among other things, requires disclosures to California consumers, imposes obligations on businesses that process California consumers' personal information, and affords such consumers new rights, including the ability to opt out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation as well as a private right of action for certain data breaches that result in the loss of personal information, which could increase the likelihood of, and risks associated with, data breach litigation.
The CCPA continues to evolve and could require us to modify our data processing practices and policies and expose us to further regulatory or operational burdens. Also, the California Privacy Rights Act (the “CPRA”) was approved by California voters and significantly modifies the CCPA, resulting in further uncertainty and likely requiring us to incur additional costs and expenses in an effort to comply. The CPRA has created obligations relating to personal information as of January 1, 2022, Other states have also enacted or proposed similar privacy laws. For example in March 2021, Virginia enacted a Consumer Data Protection Act that will go into effect January 1, 2023, and Colorado enacted a Colorado Privacy Act that will go into effect July 1, 2023. Both of these laws differ from the CPRA, Similar laws are being considered by other state legislatures. This legislation and other proposed laws may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of data and could result in increased compliance costs or changes in business practices and policies. In addition, all 50 states have laws including obligations to provide notification of security breaches involving personal data to affected individuals, state officers and others.
Moreover, we will become subject to additional countries’ privacy laws as we expand our international operations. For example, with our November 2021 launch in Germany, we became subject to the GDPR, which imposes strict requirements relating to the processing of personal data. European Union ("EU") member states have enacted legislation that adds to or interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to the United States as well as other countries that have not been found to provide adequate protection to such personal data. The GDPR also afford greater control for data subjects (for example, the “right to be forgotten”), increased data portability for data subjects, and data breach notification requirements. Noncompliance is subject to significant penalties, which can include fines of up to the greater of €20 million or 4% of total worldwide revenue and injunctions against the processing of personal data. Such penalties are in addition to any civil litigation claims by customers and data subjects.
In addition to laws and regulations, we are subject to industry standards, such as the Payment Card Industry Data Security Standard, which requires companies to adopt certain measures to ensure the security of cardholder information. We may also be contractually required to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy, data protection, information security or consumer protection or any loss, unavailability or inadvertent or unauthorized use, modification, disclosure, or other processing of data that we store or handle as part of operating our business.
We have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. In particular, with laws and regulations such as the CCPA, CPRA and GDPR imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.
Additionally, our success depends, in part, on our ability to access, collect and use data about and relating to Dashers, merchants, consumers, and other individuals. If the use of tracking technologies, such as “cookies,” is further restricted, regulated or blocked, the amount or accuracy of Internet user information we collect would decrease, which could harm our business and results of operations. Federal, state, and foreign governmental authorities continue to evaluate the privacy implications inherent in the practice of online tracking for behavioral advertising and other purposes. U.S. and foreign jurisdictions have enacted, have considered, or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ electronic tracking tools or the use of data gathered with such tools. For example, the European Commission has proposed a draft regulation, known as the Regulation of Privacy and Electronic Communications (the “ePrivacy Regulation”), which would replace the current ePrivacy Directive. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of Internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation and national implementation laws once they are enacted. In addition to the EU, other regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. For example, the CCPA grants California consumers the right to opt-out of a company’s sharing of personal information for advertising purposes in exchange for money or other valuable consideration. Moreover, some providers of consumer devices and web browsers have implemented means to make it easier for Internet users to block tracking technologies or to require new permissions from users for certain activities, which could, if widely adopted, significantly reduce the effectiveness of such practices and technologies. For example, Apple introduced an iOS update in April 2021 that allowed users to more easily opt-out of tracking activity across devices, which has impacted and may continue to impact business. As a result, we may have to develop alternative systems to determine our customers’ behavior, customize their online experience or efficiently market to them.
Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of the law, practices, or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our vendors or merchants on our platform, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of personal data or other data relating to Dashers, consumers, or other individuals, or the perception that any of the foregoing types of failure or compromise has occurred, could damage our reputation, discourage new and existing Dashers and consumers from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations.
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
Accounting principles generally accepted in the United States of America ("GAAP") are subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Consumers (Topic 606)” (“ASC 606”), which superseded nearly all existing revenue recognition guidance, and in February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”), which increases lease transparency and comparability among organizations. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.
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
If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, or otherwise paid by our insurance subsidiary. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if (i) the cost per claim, premiums, or the number of claims significantly exceeds our historical experience and coverage limits, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided or (v) the number of claims under our deductibles or self-insured retentions differs from historical averages.
We primarily rely on a third-party payment processor to process payments made to merchants and Dashers and a small number of third-party payment processors to process payments made by consumers, and if we cannot manage our relationship with such third party and other payment-related risks, our business, financial condition, and results of operations could be adversely affected.
We primarily rely on a third-party payment processor, Stripe, to process payments made to merchants and Dashers and a small number of third-party payment processors to process payments made by consumers. Under our commercial agreement with Stripe, Stripe may terminate the relationship with advanced notice. If Stripe terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would be required to find an alternate payment processor and may not be able to secure similar terms or replace such payment processor in an acceptable timeframe. Further, the software and services provided by Stripe may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to merchants and Dashers, any of which could disrupt our business for an extended period of time, make our platform less convenient and attractive to users, and adversely affect our ability to attract and retain qualified merchants, consumers, and Dashers.
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
We currently host our platform and support our operations on a single datacenter provided by Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’s facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our platform. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as we expand and the usage of our platform increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our platform. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to a significant short-term loss of revenue, increase our costs, and impair our ability to attract new users, any of which could adversely affect our business, financial condition, and results of operations.
Our commercial agreement with AWS will remain in effect until terminated by AWS or us. AWS may terminate the agreement for convenience by providing us at least thirty (30) days advanced notice. AWS may also terminate the agreement for cause upon a material breach of the agreement, subject to AWS providing prior written notice and a 30-day cure period, and may in some cases terminate the agreement immediately for cause upon written notice. Even though our platform is entirely in the cloud, we believe that we could transition to one or more alternative cloud infrastructure providers on commercially reasonable terms. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime for a short period in connection with the transfer to, or the addition of, new cloud infrastructure service providers. However, we do not believe that such transfer to, or the addition of, new cloud infrastructure service providers would cause substantial harm to our business, financial condition, or results of operations over the longer term.
We rely on third-party background check providers to screen potential Dashers and if such providers fail to provide accurate information or we do not maintain business relationships with them, our business, financial condition, and results of operations could be adversely affected.
Where permitted under applicable law, we rely on third-party background check providers to provide the criminal and/or driving records of potential Dashers and, in some cases, existing Dashers to help identify those that are not qualified to use our platform pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable timeframe. In certain jurisdictions, including the United States, we rely on a single third-party background check provider for these jurisdictions. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential Dashers, and as a result, our platform may be less attractive to potential Dashers and we may have difficulty finding enough Dashers to meet consumer demand. Further, if the background checks conducted by our third-party background check providers are inaccurate or do not otherwise meet our expectations, unqualified Dashers may be permitted to make deliveries on our platform, and as a result, we may be unable to adequately protect or provide a safe environment for our merchants and consumers and qualified Dashers may be inadvertently excluded from our platform. For example, we had a Dasher who had a criminal conviction that should have excluded him from using our platform who was nonetheless cleared by one of our background check providers, and as a result, we allowed him to make deliveries on our platform and he was subsequently alleged to cause personal injury to a merchant on our platform. As a result of inaccurate background checks, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, if a Dasher engages in criminal activity after the third-party background check has been conducted, we may not be informed of such criminal activity and this Dasher may be permitted to continue making deliveries on our platform. In addition, if the background checks conducted by our third-party background check providers do not meet the requirements under applicable laws and regulations, we could face legal liability or negative publicity.

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
We rely upon certain third parties to provide software for our platform. For example, we use Google Maps for the mapping function that is critical to the functionality of our platform, and accordingly, we do not control all mapping functions employed by our platform or Dashers using our platform, and it is possible that such mapping functions may not be reliable. From time to time we have had, and may in the future have, disputes with certain of our third-party software providers. If, in connection with such a dispute, a software provider terminates its relationship with us or otherwise limits the provision of their software to us, the availability or usage of our platform could be disrupted. If the third parties we rely upon cease to provide access to the third-party software that we and Dashers use, whether in connection with disputes or otherwise, do not provide access to such software on terms that we believe to be attractive or reasonable, or do not provide us with the most current version of such software, we may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all, any of which would adversely affect our business.
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
Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and third parties we share information with to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our platform or other software, technology, and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information, and trade secrets through various methods, including through cybersecurity attacks, and legal or other methods of protecting this data may be inadequate. Also, applicable laws or regulations could force us to disclose our intellectual property, such as our trade secrets and other proprietary information. For example, the City Council of New York passed a law which went into effect in December 2021 that would require us to provide customer data, such as names, phone numbers, emails and delivery addresses, to restaurants merchants for orders on our platform in New York City, unless a customer opts out. We have filed a lawsuit challenging this law, and New York City has agreed not to enforce the law against us during the pendency of the litigation. If our lawsuit is not successful, complying with this law could have an adverse effect on our intellectual property or result in harm to our reputation or brand.
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
Historically, we have financed our operations primarily through equity issuances and cash generated from our operations. To support our growing business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance our existing platform, improve our operating infrastructure, or acquire complementary businesses and technologies. We believe our working capital will be sufficient to meet our anticipated operating cash needs for at least the next twelve (12) months and beyond. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives or investments and our ongoing operations. If we raise additional funds through future issuances of equity, equity-linked securities, or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business, financial condition, and results of operations may be adversely affected.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of December 31, 2021, there were no amounts outstanding under the revolving credit facility.

Risks Related to Ownership of DoorDash Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between the Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has twenty (20) votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. The Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of December 31, 2021, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of Consumer Engineering, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 66% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as the Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to the Co-Founders prior to the IPO and subject to equity exchange right agreements whereby each of the Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by the Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of December 31, 2021, the Co-Founders would collectively hold 76% of the voting power of our outstanding capital stock. The Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between the Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or the Co-Founders but would not be desirable for our other stockholders.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among the Co-Founders and their family members. In addition, each share of Class B common stock will convert automatically into one (1) share of Class A common stock upon (i) the date fixed by our board of directors that is no less than sixty-one (61) days and no more than 180 days following the first date on which the number of shares of our capital stock, including Class A common stock, Class B common stock, and Class C common stock, and any shares of capital stock underlying equity securities or other convertible instruments, held by Mr. Xu and his permitted entities and permitted transferees is less than 35% of the Class B common stock held by Mr. Xu and his permitted entities as of immediately following the completion of the IPO, which we sometimes refer to herein as the “35% Ownership Threshold”; (ii) twelve (12) months after the death or permanent and total disability of Mr. Xu, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Xu and approved by our board of directors(or if there is no such person, then our secretary then in office); (iii) the date fixed by our board of directors that is no less than sixty-one (61) days and no more than 180 days following the date on which Mr. Xu is terminated for cause (as defined in our amended and restated certificate of incorporation); or (iv) the date fixed by our board of directors that is no less than sixty-one (61) days and no more than 180 days following the date upon which (A) Mr. Xu is no longer providing services to us as an officer, employee, or consultant and (B) Mr. Xu is no longer a member of our board of directors, either as a result of Mr. Xu’s voluntary resignation or as a result of a request or agreement by Mr. Xu at a meeting of our stockholders for Mr. Xu not to be renominated as a member of our board of directors. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our amended and restated certificate of incorporation occurs as the “Final Conversion Date”.
We have no current plans to issue shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law). These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in the Co-Founders, in particular Mr. Xu, holding less than a majority of our total outstanding voting power. Once the Co-Founders own less than a majority of our total outstanding voting power, Mr. Xu would no longer have the unilateral ability to elect all of our directors and to determine the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the voting control of Mr. Xu. Further, the issuance of such shares of Class C common stock to Mr. Xu would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Xu would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Xu’s control of our voting power and his ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to the Co-Founders and, in that event, they would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing Mr. Xu’s voting control. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange ("NYSE").
Although we do not expect to rely on the “controlled company” exemption under the listing standards of the New York Stock Exchange, we expect to have the right to use such exemption and therefore we could in the future avail ourselves of certain reduced corporate governance requirements.
As a result of our multi-class common stock structure and the Voting Agreement, the Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of December 31, 2021, and Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of the New York Stock Exchange. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of the New York Stock Exchange regarding corporate governance, including:
•the requirement that a majority of its board of directors consist of independent directors;
•the requirement that its nominating or corporate governance committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and an annual performance evaluation of the committee; and
•the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, an annual performance evaluation of the committee, and the rights and responsibilities of the committee relate to any compensation consultant, independent legal advisors, or any other advisor retained by the committee.
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
•announced or completed acquisitions of businesses, services, or technologies by us or our competitors, such as our announcement of the pending acquisition of Wolt;
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
•until the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total combined voting power of our Class A common stock and our Class B common stock (the “ Voting Threshold Date ”), our stockholders will only be able to take action by written consent if such action is first recommended or approved by our board of directors;
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act. Nothing in our amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
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
Risks Related to Our Proposed Acquisition of Wolt
The proposed acquisition of Wolt (the "Transaction") will not be completed unless the conditions are satisfied or waived. If the Transaction is not completed, our and Wolt’s future business and financial results could be negatively affected.

On November 9, 2021, we announced that we signed an agreement to acquire Wolt. Our and Wolt’s obligations to consummate the Transaction are subject to the satisfaction or waiver of certain conditions. These conditions include, among other customary conditions, receipt of certain specified regulatory approvals, the absence of certain laws or orders prohibiting or making illegal the Transaction, effectiveness of the registration statement on Form S-4 (File No. 333-261844) registering the shares of our Class A common stock issuable to the Wolt shareholders and holders of outstanding and unexercised vested options to purchase shares of Wolt class A common stock ("Wolt Vested Optionholders", jointly referred to as "Seller") as consideration in the Transaction, approval of a prospectus under Finnish law by the Finnish authorities, if required pursuant to applicable laws, execution of an escrow agreement by the parties and an escrow agent related to the escrow of certain shares to secure the Sellers’ indemnification obligations, no event occurring that had or would reasonably be expected to result in a DoorDash Material Adverse Effect (as defined in the DoorDash Form S-4 (File No. 333-261844)) or a Wolt Material Adverse Effect (as defined in the DoorDash Form S-4 (File No. 333-261844)), compliance by the parties with their covenants in the Share Purchase Agreement, dated November 9, 2021 (the "Share Purchase Agreement") in all material respects, the accuracy of representations and warranties made by us or Wolt, and certain conditions related to key employees and the lockup agreements entered into by certain Wolt stockholders (the “Lockup Agreements").
In addition, if the Transaction is not completed by the termination date specified in the Share Purchase Agreement, or certain other events have occurred that prevent the closing conditions from being satisfied, either we or Wolt may choose to terminate the Share Purchase Agreement. We or Wolt may also elect to terminate the Share Purchase Agreement in certain other circumstances, and the parties can mutually decide to terminate the Share Purchase Agreement at any time prior to the closing of the Transaction. There is no assurance that the Transaction will be consummated.
If the Transaction is delayed, terminated or otherwise not completed, DoorDash and Wolt would not realize any of the expected benefits of the Transaction and may suffer other consequences that could adversely affect our or Wolt’s business, results of operations and stock price, including, among others:
•under certain circumstances, we could be required to pay a termination fee of €210 million;
•DoorDash and Wolt will have incurred and may continue to incur costs relating to the Transaction, including, as applicable, professional fees and expenses, fees and costs relating to regulatory filings and notices, and other transaction-related costs, fees and expenses. These costs are payable by DoorDash and Wolt whether or not the Transaction is complete. If the Transaction is not completed, DoorDash and Wolt will have incurred substantial expenses for which no ultimate benefit will have been received by DoorDash or Wolt;
•matters related to the Transaction (including integration planning) require substantial commitments of time and resources by our and Wolt’s management teams and numerous others throughout our and Wolt’s organizations, which could otherwise have been devoted to other opportunities;
•we may acquire a majority but less than all of the outstanding shares in the Transaction, which may result in obligations to the minority shareholders of Wolt or additional expenses and obligations in connection with, and following, the Transaction;
•DoorDash and Wolt may be subject to legal proceedings related to the Transaction or the failure to complete the Transaction, which could be time consuming and expensive, could divert DoorDash's and Wolt’s managements’ attention away from their regular business and, if any lawsuit is adversely resolved against DoorDash or Wolt, could have a material adverse effect on their financial condition;
•a delay in completing the Transaction, or failure to complete the Transaction, negative perceptions about the Transaction, or other factors beyond DoorDash’s and Wolt’s control, may result in negative publicity and a negative perception of DoorDash and/or Wolt in the investment community, and could negatively impact on our stock price; and
•any disruptions to our or Wolt’s businesses resulting from the announcement and pendency of the Transaction, including any adverse changes in DoorDash’s or Wolt’s relationships with their respective customers, suppliers, partners or employees, may continue to intensify in the event the Transaction is not consummated.
The Transaction and the integration of Wolt may subject us to certain liabilities associated with Wolt or liabilities that may arise in connection with the completion of the transaction.
The Transaction and the integration of Wolt with us may pose special risks, including write-offs or restructuring charges, unanticipated costs, and the loss of key employees. There can be no assurance that the integration will be accomplished effectively or in a timely manner. In addition, the Transaction and the integration of Wolt will subject us to liabilities that may exist at Wolt or may arise in connection with the completion of the Transaction, some of which may be unknown.

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
Our and Wolt’s business relationships may be subject to disruption due to uncertainty associated with the Transaction, which could have an adverse effect on our and Wolt’s results of operations, cash flows and financial position.
Parties with which we and Wolt do business may experience uncertainty associated with the Transaction, including with respect to current or future business relationships with us, Wolt or the combined company following the completion of the transaction. Our and Wolt’s relationships may be subject to disruption as merchants, Dashers and couriers, and other persons with whom we and/or Wolt have a business relationship may have concerns about a larger, more international organization, or otherwise, and may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Wolt, as applicable, or consider entering into business relationships with parties other than us or Wolt. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of us, Wolt or the combined company following the completion of the transaction, including an adverse effect on our ability to realize the expected benefits of the transaction. The risk, and adverse effect, of any disruption could be exacerbated by a delay in the completion of or failure to complete the transaction.
Uncertainties associated with the Transaction may cause a loss of management personnel and other key employees, and DoorDash and the combined company may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect the future businesses and operations of DoorDash and the combined company.
DoorDash and Wolt are dependent on the experience and industry knowledge of their respective management personnel and other key employees to execute their business plans. The combined company’s success after the completion of the Transaction will depend in part upon the ability of DoorDash and Wolt to attract, motivate and retain key management personnel and other key employees. Prior to completion of the Transaction, current and prospective employees of DoorDash and Wolt may experience uncertainty about their roles within the combined company following the completion of the Transaction, which may have an adverse effect on the ability of each of DoorDash and Wolt to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that DoorDash will be able to attract, motivate or retain management personnel and other key employees of DoorDash and Wolt to the same extent that DoorDash and Wolt have previously been able to attract or retain their own employees. If key employees terminate their employment, DoorDash’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating DoorDash and Wolt to hiring suitable replacements, all of which may cause DoorDash’s business to suffer.
Wolt is subject to numerous legal and regulatory regimes and the combined business could be harmed by changes to, or the interpretation or the application of, the laws and regulations of each of the jurisdictions in which it operates.
Wolt is also subject to a number of legal and compliance risks, and these risks may adversely affect the combined company after completion of the Transaction. Wolt operates in twenty-three (23) countries in Europe and Asia, including, among others, Japan, Finland, Denmark, Hungary, Germany and Israel. The international scope of Wolt’s business requires us to comply with a wide range of EU-level, national and local laws and regulations, which may in certain cases diverge from or even conflict with each other.
Wolt’s business principally consists of providing an online delivery logistics platform and enabling people to get the same Wolt delivery experience from virtually any type of merchant (which in the case of Wolt includes, among others, restaurants, grocery stores, retail shops or boutiques), including operating its own Wolt Market grocery stores. With the geographic expansion of DoorDash’s business and that of its subsidiaries, including also Wolt after the consummation of the Transaction, into new markets, DoorDash will become subject to additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards with respect to delivery logistics providers.

In countries where DoorDash and Wolt operate, legislators and regulatory authorities may introduce new interpretations of existing laws and regulations or introduce new legislation or regulations concerning the business of DoorDash and/or Wolt, e.g., the independent contractor model for couriers. Changes in government regulation of or successful challenges to the independent contractor model used by Wolt in certain markets may require Wolt to change its existing business models and operations.”). Any additional regulatory scrutiny or changes in legal requirements may impose significant compliance costs and make it uneconomical for the combined company to continue to operate in all of the current markets or to expand in accordance with our strategy, particularly if regulations or their interpretations vary greatly or conflict between different operating countries. This may negatively impact Wolt’s or our revenue and profitability by preventing our or Wolt’s business from reaching sufficient scale in particular markets or having to change its business model or incur additional costs, which would adversely impact the combined company after the completion of the transaction. Our inability, or perceived inability, to comply with existing or new compliance obligations, could lead to regulatory scrutiny, which could result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect the combined company after the completion of the transaction.
The Transaction and the expansion of the combined company may lead to an increase in competitive pressure from both existing competitors and new entrants in the already highly competitive food delivery logistics industry.
As a result of the Transaction, DoorDash, through the operations of Wolt, will operate in a greater geographical area than it does currently. A number of competitors both in Europe and Asia offer food delivery logistics services similar to those offered by DoorDash and Wolt. Existing competitors and new entrants in this space in Europe and Asia may engage in aggressive consumer acquisition campaigns, develop superior offerings or consolidate with other entities and achieve benefits of scale. Such competitive pressures in an already highly competitive market may materially erode Wolt’s existing market share and negatively impact Wolt’s revenue, and may hinder Wolt’s expansion into new markets, which could adversely impact the combined company after the completion of the transaction.
Following the completion of the Transaction, our exposure to fluctuations in foreign currency exchange rates will be increased.
We are currently subject to some foreign currency exchange risk because we conduct business operations in several foreign countries through our foreign subsidiaries or affiliates, which conduct business in their respective local currencies. Wolt conducts a significant portion of its operations outside of the United States through its subsidiaries or affiliates, which also operate in their respective local currencies, the most significant of which are currently the Euro, the Japanese Yen and the Israeli Shekel. Therefore, following the completion of the Transaction, our international operations will account for a more significant portion of our overall operations than they do presently and our exposure to fluctuations in foreign currency exchange rates will increase. Because our financial statements will continue to be presented in U.S. dollars subsequent to the completion of the transaction, the local currencies will be translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, thereby increasing the foreign exchange translation risk.
We may be targeted by securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Transaction from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into share purchase agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Transaction, then that injunction may delay or prevent the Transaction from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial condition and results of operation. Currently, neither we nor Wolt is aware of any securities class action lawsuits or derivative lawsuits having been filed in connection with the Transaction.
The Transaction may be completed even though a material adverse effect may result from the announcement of the Transaction, industry-wide changes or other causes.
In general, either party can refuse to complete the Transaction if there is a DoorDash Material Adverse Effect or a Wolt Material Adverse Effect (each as defined in the Share Purchase Agreement) affecting the other party prior to the closing. However, some types of changes that would result in a material adverse effect of either party are excluded from the definitions of a DoorDash Material Adverse Effect or a Wolt Material Adverse Effect, and do not permit either party to refuse to complete the Transaction. If such adverse changes occur but we and Wolt still complete the Transaction, the market price of our Class A common stock may suffer.
The market price of our Class A common stock may decline as a result of the Transaction.
The market price of our Class A common stock may decline as a result of the Transaction, if, among other things, we are unable to achieve the expected growth in earnings, or if the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the Transaction are not realized, or if the transaction costs related to the Transaction are greater than expected. The market price may also decline if we do not achieve the perceived benefits of the Transaction as rapidly or to the extent anticipated by investors or financial or industry analysts or if the effect of the Transaction on our financial position, results of operations or cash flows is not consistent with the expectations of investors or financial or industry analysts. The issuance of shares of our Class A common stock in the Transaction could on its own have the effect of depressing the market price for our Class A common stock. In addition, many Wolt shareholders and Wolt Vested Optionholders may decide not to hold the shares of our Class A common stock they receive as a result of the Transaction. Other Wolt shareholders and Wolt Vested Optionholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our Class A common stock they receive as a result of the Transaction. Any such sales of our Class A common stock could have the effect of depressing the market price for our Class A common stock. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the our Class A common stock, regardless of the actual operating performance of the combined company.
Completion of the Transaction may trigger change in control, assignment or other provisions in certain agreements to which Wolt or its subsidiaries are a party, which may have an adverse impact on the combined company’s business and results of operations.
The completion of the Transaction may trigger change in control, assignment and other provisions in certain agreements to which Wolt or its subsidiaries are a party. If DoorDash and Wolt are unable to negotiate waivers of, or consents under, those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements, seeking monetary damages or other remedies. Even if DoorDash and Wolt are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to DoorDash. Any of the foregoing or similar developments may have an adverse impact on the businesses, financial condition and results of operations of DoorDash following the completion of the transaction, or the ability to successfully integrate their respective businesses and/or execute their respective strategies.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
Our corporate headquarters is located in San Francisco, California, pursuant to an operating lease that expires in 2032. We lease or license additional offices in the United States, Canada, Australia, Japan, Germany, Mexico and India. We believe that these facilities are generally suitable to meet our current needs. We intend to expand our facilities or add new facilities as we add employees, enter new geographic markets, and add DashMarts, our first-party owned and operated convenience warehouses, and we believe that suitable additional or alternative space will be available as needed to accommodate any such growth.
Item 3. Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, regulatory inquiries, audits, and governmental investigations (collectively, “Legal Proceedings”) in the ordinary course of business, including suits by merchants, consumers, delivery providers, or other third parties (individually or as class actions).
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

Except as set forth below, we are not, and have not been within the past 12 months, party to any material administrative, legal, or arbitration proceeding that may have or have had a significant effect on the financial position or profitability of DoorDash, and we are not aware of any such proceedings being pending or threatened.
Independent contractor classification matters
We have in the past been, are currently, and may in the future be subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the federal, state, and municipal levels challenging the classification of third-party delivery providers on our platform as independent contractors, and claims that, by the alleged misclassification, we have violated various labor and other laws that would apply to delivery employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us.
We are currently involved in a number of putative class actions, representative actions, such as those brought under PAGA and individual claims both in court as well as arbitration and other matters challenging the classification of third-party delivery providers on our platform as independent contractors.
In November 2019, we filed an agreement to pay $40 million with the representatives of Dashers that had filed certain actions in California and Massachusetts in settlement of claims under PAGA and class action claims alleging worker misclassification of Dashers, or the Marciano settlement. These actions were filed by and on behalf of Massachusetts Dashers that utilized the DoorDash platform since September 2014 and California Dashers that utilized the DoorDash platform since August 2016. The settlement was filed with the Superior Court of California, County of San Francisco on November 21, 2019. In April 2020, the court issued a tentative ruling raising certain issues with the filed settlement agreement and requesting supplemental briefing from the parties. In June 2020, the parties submitted supplemental briefing and an amended settlement agreement to the court. The amended settlement agreement increased the total amount to be paid by us from $40 million to $41 million. In June 2020, the court issued a tentative ruling raising certain issues with the filed amended settlement agreement and requesting supplemental briefing from the parties. In July 2020, the parties submitted supplemental briefing and an amended settlement agreement to the court. In August 2020, the court issued a tentative ruling denying plaintiff’s motion for preliminary approval of the amended settlement without prejudice and inviting the parties to file supplemental briefing addressing the concerns raised by the court. In October 2020, we entered into an amended settlement agreement to increase the total amount to be paid by us from $41 million to $89 million. In November 2020, the parties submitted supplemental briefing and the amended settlement agreement to the court. In February 2021, the court issued a tentative ruling denying plaintiff’s motion for preliminary approval of the amended settlement without prejudice. In April 2021, plaintiffs filed a notice of withdrawal of the motion for preliminary approval of the settlement. In light of the court’s concern about the plaintiffs releasing various class claims that were not originally pled in the Marciano action (which was filed as a PAGA-only case), the parties agreed not to seek a release of these claims in Marciano, but to instead present a new proposed settlement in Marko v DoorDash, Inc., Case No. BC659841 (Los Angeles Super. Ct.), where the court had jurisdiction over the various class claims under the Labor Code encompassed by the agreement. In April 2021, plaintiffs filed a revised settlement agreement with the Superior Court of California, County of Los Angeles, or the Marko settlement. The total amount to be paid by us is $100 million. In January 2022, the court granted final approval of the Marko settlement which resolves claims under PAGA and claims alleging worker misclassification for Dashers in California for the period of August 30, 2016 through December 31, 2020 and claims alleging worker misclassification for Dashers in Massachusetts for the period of September 26, 2014 through March 31, 2021.
More than 35,000 delivery providers who have entered into arbitration agreements with us have filed or expressed an intention to file arbitration demands against us that assert worker misclassification claims. As of December 31, 2021, individual settlement agreements have been executed and amounts paid thereunder, in an aggregate amount of approximately $83 million, including attorneys’ fees, and covering approximately 31,000 delivery providers. We do not admit any allegations of wrongdoing as part of the resolution of these matters.
Various other delivery providers have challenged or threatened to challenge, and may challenge in the future, their classification on our platform, as an independent contractor under federal and state law, seeking monetary, injunctive, or other relief. We are currently involved in a number of such actions filed by individual delivery providers, with many additional claims threatened, including those brought in, or compelled pursuant to our independent contractor agreement to, individual arbitration. In addition, in June 2020, the San Francisco District Attorney filed an action in the Superior Court of California, County of San Francisco, alleging that we misclassified Dashers as independent contractors as opposed to employees in violation of the California Labor Code and the California Unfair Competition Law, among other allegations. This action is seeking both restitutionary damages and a permanent injunction that would bar us from continuing to classify Dashers as independent contractors. It is a reasonable possibility that a loss may be incurred; however, the possible range of losses is not estimable given the status of the case.
We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States and foreign jurisdictions including Canada and Australia. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed AB 5, which was signed into law in September 2019 and became effective in January 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for the 2020 California ballot initiative titled Proposition 22 to address AB 5 and preserve flexibility for delivery providers, which passed in November 2020, and which became effective in December 2020. However, in February 2021, petitioners consisting of a number of individuals and labor groups filed a writ of mandate petitioning the Alameda County Superior Court to compel the State of California not to enforce any provisions of Proposition 22 as unconstitutional. In August 2021, after a merits hearing, the Alameda County Superior Court issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition and individual sponsors of Proposition 22 have filed notices of appeal to the California Court of Appeal. Proposition 22 remains in effect pending further court proceedings.
In addition, several other states where we operate may adopt legislation similar to Proposition 22, which we would expect to increase our costs in such jurisdictions, could result in lower order volumes if we charge higher fees and commissions as a result of such laws, and could also adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation have been and may in the future be challenged and subject to litigation. Additionally, some jurisdictions are considering implementing standards similar to AB 5 to determine worker classification.
We believe that we have meritorious defenses and intend to dispute the allegations of wrongdoing and defend ourselves vigorously in these matters. Legal Proceedings related to these matters can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources, and other factors.
Consumer protection and other actions
We have in the past been, are currently, and may in the future be involved in other Legal Proceedings in the ordinary course of business, including class action lawsuits and actions brought by government authorities, alleging violations of consumer protection laws, data protection laws, civil rights laws and other laws. In addition, we have been subject to Legal Proceedings related to representations regarding tips paid to Dashers and the Dasher pay model. We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters.
Intellectual property matters
We have in the past been, are currently, and may in the future be involved in Legal Proceedings related to alleged infringement of patents and other intellectual property and, in the ordinary course of business, we receive correspondence from other purported holders of patents and other intellectual property offering to license such property and/or asserting infringement of such property. We dispute any allegation of wrongdoing and intend to defend ourselves vigorously in these matters.
Regulatory and administrative investigations, audits, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of delivery providers, the Dasher pay model, compliance with consumer protection laws, privacy, data security, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California for payroll tax liabilities. Results of investigations, audits, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
Personal injury matters

We have in the past been, are currently, and may in the future be the involved in Legal Proceedings where various parties may claim that we are liable for damages related to accidents or other incidents involving delivery providers who have been active on our platform. We are currently named as a defendant in a number of matters related to accidents or other incidents involving delivery providers that utilize our platform. In many of these matters, we believes we have meritorious defenses, dispute the allegations of wrongdoing, and intend to defend ourselves vigorously. There is no pending or threatened legal proceeding that has arisen from these accidents or incidents that individually, in our opinion, is likely to have a material impact on our business, financial condition, or results of operations; however, results of litigation and claims are inherently unpredictable and Legal Proceedings related to such accidents or incidents, in the aggregate, could have a material impact on our business, financial condition, and results of operations. Regardless of the outcome, these matters can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, the diversion of management resources, and other factors.
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
Holders of Record
As of December 31, 2021, there were 84 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of December 31, 2021, there were 16 holders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Tony Xu, Andy Fang, or Stanley Tang or their affiliates.
As of December 31, 2021, there were no holders of our Class C common stock.
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
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of DoorDash Inc. under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the Standard & Poor’s 500 Index, or the S&P 500, and the S&P 500 Information Technology Sector Index, or the S&P 500 IT. An investment of $100 is assumed to have been made in our Class A common stock and in each index on December 9, 2020, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2021. The graph uses the closing market price on December 9, 2020 of $189.51 per share as the initial value of our Class A common stock.
The returns shown are based on historical results and are not intended to suggest future performance.

Use of Proceeds
Our initial public offering of our Class A common stock was effected pursuant to a registration statement on Form S-1 (File No. 333-250056), which was declared effective by the SEC on December 8, 2020.
There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on December 8, 2020, pursuant to Rule 424(b) of the Securities Act.
Item 6. [Reserved]
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
In addition, the section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 5, 2021.
Overview

We have built a logistics and technology platform that enables local businesses to address consumers’ expectations of ease and immediacy. We built our products to serve the needs of three key constituents: merchants, consumers, and Dashers. We do this primarily through our Marketplace, which offers a broad array of services that enable merchants to solve mission-critical challenges such as customer acquisition and demand generation, order fulfillment, merchandising, payment processing, and customer support. Our Marketplace enables merchants to establish an online presence and expand their reach by connecting them with millions of consumers. Merchants can fulfill this demand through delivery, generally facilitated by our local logistics platform, or in-person pickup by consumers. We also enable merchants to advertise and promote on our platform in order to acquire new consumers and drive incremental sales.

In addition to our Marketplace, which accounts for the vast majority of our revenue today, our Platform Services business, which primarily consists of Drive and Storefront, offers services to help merchants facilitate sales through their own channels. Drive, our white-label logistics service, enables merchants to fulfill consumer demand generated through their own channels using our local logistics platform. Storefront enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or logistics capabilities.
We currently operate our business in the U.S., Canada, Australia, Japan, and Germany.
Initial Public Offering
On December 9, 2020, we completed our IPO in which we issued and sold 33,000,000 shares of Class A common stock at the public offering price of $102 per share. We received net proceeds of $3.3 billion from sales of our shares in the IPO, after deducting underwriting discounts and commissions and offering expenses. For additional information, see Note 1 - Organization and Description of Business included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Recent Developments

On November 9, 2021, we entered into a definitive agreement to acquire Wolt. Headquartered in Helsinki, Finland, Wolt is a leading local commerce platform with operations in 23 countries across Europe, Japan, and Israel. We expect the acquisition of Wolt will increase our international scale, accelerate our product development, and improve our investment efficiency. The closing is expected in the first half of 2022, subject to customary regulatory approvals and other closing conditions. We expect the acquisition of Wolt to increase our Marketplace GOV and revenue, as well as our costs and expenses.
On February 14, 2022, we entered into a definitive agreement to acquire an ordering and payment platform company domiciled in the United States for approximately $90 million in cash, subject to customary adjustments. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2022.

Key Business and Non-GAAP Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key business and non-GAAP metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Year Ended December 31,
(in millions, except percentages)	2019	2020	2021

Total Orders	263	816	1,390
Marketplace GOV	$8,039	$24,664	$41,944
Contribution Profit (Loss)(1)	$(200)	$663	$1,071
Contribution Margin(1)	(23)%	23%	22%
Contribution Profit (Loss) as a % of Marketplace GOV	(2)%	3%	3%
Adjusted EBITDA(1)	$(475)	$189	$289
Adjusted EBITDA Margin(1)	(54)%	7%	6%
Adjusted EBITDA as a % of Marketplace GOV	(6)%	1%	1%
(1)Contribution Profit (Loss), Contribution Margin, Adjusted EBITDA, and Adjusted EBITDA Margin are non-GAAP financial measures. For more information regarding our use of these measures and reconciliations to the most directly comparable financial measures calculated in accordance with GAAP, see the section titled “Non-GAAP Financial Measures."
Total Orders. We define Total Orders as all orders completed on the DoorDash platform, including those completed through our Marketplace and Platform Services businesses, over the period of measurement.
In the year ended December 31, 2021, Total Orders increased to 1.4 billion, or 70% growth compared to the year ended December 31, 2020. The increase in Total Orders was driven by increased engagement of existing consumers, the addition of new consumers, and an increase in the number of orders completed through Platform Services businesses.

Marketplace GOV. We define Marketplace GOV as the total dollar value of orders completed on our Marketplace, including taxes, tips3, and any applicable consumer fees, including membership fees related to DashPass. Marketplace orders include orders completed through Pickup and DoorDash for Work. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants, for orders fulfilled through Drive and Storefront.
In the year ended December 31, 2021, Marketplace GOV increased to $41.9 billion, or 70% growth compared to the year ended December 31, 2020, consistent with the growth in Total Orders.
Contribution Profit (Loss).4 We define Contribution Profit (Loss) as our gross profit (loss) less sales and marketing expense plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing expenses, and (iii) allocated overhead included in cost of revenue and sales and marketing expenses. Gross profit (loss) is defined as revenue less (i) cost of revenue, exclusive of depreciation and amortization and (ii) depreciation and amortization related to cost of revenue. We define Contribution Margin as Contribution Profit (Loss) as a percentage of revenue for the same period.
We use Contribution Profit (Loss) to evaluate our operating performance and trends. We believe that Contribution Profit (Loss) is a useful indicator of the economic impact of orders fulfilled through DoorDash as it takes into account the direct expenses associated with generating and fulfilling orders.
In the year ended December 31, 2021, Contribution Profit improved to $1.1 billion, compared to a Contribution Profit of $663 million in the year ended December 31, 2020, driven primarily by the growth in Marketplace GOV. In the year ended December 31, 2021, Contribution Margin decreased to 22%, compared to 23% in the year ended December 31, 2020, due to increases in Adjusted Cost of Revenue and Dasher acquisition costs.
Contribution Profit (Loss) is a non-GAAP financial measure with certain limitations regarding its usefulness. It does not reflect our financial results in accordance with GAAP as it does not include the impact of certain expenses that are reflected in our consolidated statements of operations. Accordingly, Contribution Profit (Loss) is not indicative of our overall results or an indicator of past or future financial performance. Further, it is not a financial measure of total company profitability and it is neither intended to be used as a proxy for total company profitability nor does it imply profitability for our business.
Adjusted EBITDA.5 We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) a one-time non-cash change in fair value of a forward contract related to the issuance of our Series F redeemable convertible preferred stock, (iii) loss on disposal of property and equipment, (iv) transaction-related expense, (v) impairment expenses, (vi) provision for income taxes, (vii) interest income and expense, (viii) other income (expense), net, (ix) stock-based compensation expense and certain payroll tax expense, and (x) depreciation and amortization expense. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue for the same period.
In the year ended December 31, 2021, Adjusted EBITDA increased to $289 million, compared to Adjusted EBITDA of $189 million in the year ended December 31, 2020, driven primarily by the growth in Marketplace GOV. In the year ended December 31, 2021, Adjusted EBITDA Margin decreased to 6%, compared to 7% in the year ended December 31, 2020, due primarily to increases in Adjusted Cost of Revenue and Dasher acquisition costs.
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
3 Dashers receive 100% of tips.
4 For more information about Contribution Profit (Loss) and Contribution Margin, including the limitations of such measures, and a reconciliation of Contribution Profit (Loss) to gross profit (loss), the most directly comparable financial measure calculated in accordance with GAAP, see the section titled “Non-GAAP Financial Measures.”
5 For more information about Adjusted EBITDA and Adjusted EBITDA Margin, including the limitations of such measures and more detail on the specific adjustments, and a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure calculated in accordance with GAAP, as well as a calculation of Adjusted EBITDA Margin, see the section titled “Non-GAAP Financial Measures."

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
Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue primarily consists of (i) order management costs, which include payment processing charges, net of rebates issued from payment processors, costs associated with cancelled orders, insurance expenses, and costs related to placing orders with non-partner merchants, and costs related to first party product sales, for which we take control of inventory (ii) platform costs, which include costs for onboarding merchants and Dashers, costs for providing support for consumers, merchants, and Dashers, and technology platform infrastructure costs, and (iii) personnel costs, which include personnel-related compensation expenses related to our local operations, support, and other teams, and allocated overhead. Personnel-related compensation expenses primarily include salary, bonus, benefits, and stock-based compensation expense. Allocated overhead is determined based on an allocation of shared costs, such as facilities (including rent and utilities) and information technology costs, among all departments based on employee headcount.
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
Other Income (Expense), Net
Other income (expense), net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency and non-cash change in fair value of a forward contract liability (entered into and settled in the year ended December 31, 2019) in connection with the issuance of shares of our Series F redeemable convertible preferred stock.
Provision for Income Taxes
Provision for income taxes primarily consists of U.S. federal and state income tax and franchise tax, as well as international taxes from foreign operations.
Results of Operations
The following table summarizes our historical consolidated statements of operations data:

	Year Ended December 31,
(in millions)	2019	2020	2021

Revenue	$885	$2,886	$4,888
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization	523	1,368	2,338
Sales and marketing	594	957	1,619
Research and development	107	321	430
General and administrative	245	556	797
Depreciation and amortization(2)	32	120	156
Total costs and expenses	1,501	3,322	5,340
Loss from operations	(616)	(436)	(452)
Interest income	18	7	3
Interest expense	—	(32)	(14)
Other (expense) income, net	(68)	3	—
Loss before income taxes	(666)	(458)	(463)
Provision for income taxes	1	3	5
Net loss	$(667)	$(461)	$(468)

(1)Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
(in millions)	2019	2020	2021

Cost of revenue, exclusive of depreciation and amortization	$2	$31	$46
Sales and marketing	2	37	52
Research and development	8	171	182
General and administrative	6	83	206
Total stock-based compensation expense	$18	$322	$486

(2)Depreciation and amortization related to the following:

	Year Ended December 31,
(in millions)	2019	2020	2021

Cost of revenue	$27	$97	$98
Sales and marketing	3	14	20
Research and development	1	6	30
General and administrative	1	3	8
Total depreciation and amortization	$32	$120	$156
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended December 31,
	2019	2020	2021

Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	59%	47%	48%
Sales and marketing	67%	33%	33%
Research and development	12%	11%	9%
General and administrative	28%	20%	16%
Depreciation and amortization	4%	4%	3%
Total costs and expenses	170%	115%	109%
Loss from operations	(70)%	(15)%	(9)%
Interest income	2%	—%	—%
Interest expense	—%	(1)%	—%
Other (expense) income, net	(7)%	—%	—%
Loss before income taxes	(75)%	(16)%	(9)%
Provision for income taxes	—%	—%	—%
Net loss	(75)%	(16)%	(9)%
Comparison of the Years Ended 2021 and 2020
Revenue

	Year Ended December 31,			2019 to 2020		2020 to 2021
(in millions, except percentages)	2019	2020	2021	$ Change	% Change	$ Change	% Change

Revenue	$885	$2,886	$4,888	$2,001	226%	$2,002	69%
Revenue increased by $2.0 billion, or 69%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily driven by a 70% increase in Total Orders to 1.4 billion, which led to a 70% increase in Marketplace GOV to $41.9 billion. The increase in Total Orders was primarily driven by increased engagement of existing consumers, the addition of new consumers, and an increase in the number of orders completed through Platform Services businesses.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Year Ended December 31,			2019 to 2020		2020 to 2021
(in millions, except percentages)	2019	2020	2021	$ Change	% Change	$ Change	% Change

Cost of revenue, exclusive of depreciation and amortization	$523	$1,368	$2,338	$845	162%	$970	71%
Cost of revenue, exclusive of depreciation and amortization, increased by $970 million, or 71%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily attributable to an increase in Total Orders and Marketplace GOV, as well as an increase in costs associated with our first-party distribution business. Order management costs increased by $638 million and platform costs increased by $273 million for the year ended December 31, 2021, compared to the year ended December 31, 2020.
Sales and Marketing

	Year Ended December 31,			2019 to 2020		2020 to 2021
(in millions, except percentages)	2019	2020	2021	$ Change	% Change	$ Change	% Change

Sales and marketing	$594	$957	$1,619	$363	61%	$662	69%
Sales and marketing expenses increased by $662 million, or 69%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily driven by an increase of $529 million in consumer, Dasher, and merchant advertising expenses and an increase of $87 million in personnel-related compensation expenses and allocated overhead due to increased headcount.
Research and Development

	Year Ended December 31,			2019 to 2020		2020 to 2021
(in millions, except percentages)	2019	2020	2021	$ Change	% Change	$ Change	% Change

Research and development	$107	$321	$430	$214	200%	$109	34%
Research and development expenses increased by $109 million, or 34%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily driven by an increase of $225 million in personnel-related compensation expenses and allocated overhead due to increased headcount, partially offset by an increase in capitalized software and website development costs of $137 million.
As a percentage of revenue, research and development expenses were 9% in the year ended December 31, 2021, decreasing from 11% in the year ended December 31, 2020. The decrease in research and development expenses as a percentage of revenue was driven by increased operating leverage as a result of increasing scale in our business.
General and Administrative

	Year Ended December 31,			2019 to 2020		2020 to 2021
(in millions, except percentages)	2019	2020	2021	$ Change	% Change	$ Change	% Change

General and administrative	$245	$556	$797	$311	127%	$241	43%
General and administrative expenses increased by $241 million, or 43%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily driven by an increase of $206 million in personnel-related compensation expenses and allocated overhead due to increased headcount.
As a percentage of revenue, general and administrative expenses were 16% in the year ended December 31, 2021, decreasing from 20% in the year ended December 31, 2020. The decrease in general and administrative expenses as a percentage of revenue was driven by increased operating leverage as a result of increasing scale in our business.
Depreciation and Amortization

	Year Ended December 31,			2019 to 2020		2020 to 2021
(in millions, except percentages)	2019	2020	2021	$ Change	% Change	$ Change	% Change

Depreciation and amortization	$32	$120	$156	$88	275%	$36	30%
Depreciation and amortization expenses increased by $36 million, or 30%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily driven by an increase of $46 million in amortization expense related to capitalized software and website development costs and an increase of $16 million in depreciation expenses related to equipment for merchants, partially offset by a decrease of $38 million in amortization expenses related to intangible assets as the existing technology acquired from Caviar was fully amortized in the fourth quarter of 2020.

Interest Income

	Year Ended December 31,			2019 to 2020		2020 to 2021
(in millions, except percentages)	2019	2020	2021	$ Change	% Change	$ Change	% Change

Interest income	$18	$7	$3	(11)	(61)%	(4)	(57)%
Interest income decreased by 4 million, or 57%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease was primarily due to a reduction in average interest rates earned on our investments during 2021.
Interest Expense

	Year Ended December 31,			2019 to 2020		2020 to 2021
(in millions, except percentages)	2019	2020	2021	$ Change	% Change	$ Change	% Change

Interest expense	—	$(32)	(14)	(32)	100%	18	(56)%
Interest expense decreased by 18 million, or 56%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease in interest expense was primarily attributable to the repayment of our Convertible Notes in February 2021.
Other (expense) income, net

	Year Ended December 31,			2019 to 2020		2020 to 2021
(in millions, except percentages)	2019	2020	2021	$ Change	% Change	$ Change	% Change

Other (expense) income, net	$(68)	$3	$—	$71	(104)%	$(3)	(100)%
Other income (expense), net was not material for the years ended December 31, 2021 and December 31, 2020.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Year Ended December 31,
(in millions)	2019	2020	2021

Cost of revenue, exclusive of depreciation and amortization	$523	$1,368	$2,338
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(2)	(32)	(48)
Allocated overhead	(17)	(18)	(25)
Adjusted cost of revenue	$504	$1,318	$2,265
Adjusted Sales and Marketing Expense
We define adjusted sales and marketing expense as sales and marketing expenses excluding stock-based compensation expense and certain payroll tax expense and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Year Ended December 31,
(in millions)	2019	2020	2021

Sales and marketing	$594	$957	$1,619
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(2)	(38)	(53)
Allocated overhead	(11)	(14)	(14)
Adjusted sales and marketing	$581	$905	$1,552
Adjusted Research and Development Expense
We define adjusted research and development expense as research and development expenses excluding stock-based compensation expense and certain payroll tax expense and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Year Ended December 31,
(in millions)	2019	2020	2021

Research and development	$107	$321	$430
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(8)	(177)	(186)
Allocated overhead	(12)	(14)	(13)
Adjusted research and development	$87	$130	$231

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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Year Ended December 31,
(in millions)	2019	2020	2021

General and administrative	$245	$556	$797
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(6)	(86)	(210)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(86)	(160)	(77)
Transaction-related costs	(5)	(1)	(10)
Impairment expenses(2)	—	(11)	(1)
Allocated overhead from cost of revenue, sales and marketing, and research and development	40	46	52
Adjusted general and administrative	$188	$344	$551

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

Gross profit (loss) is the most directly comparable financial measure to Contribution Profit (Loss). The following table provides a reconciliation of gross profit to Contribution Profit (Loss):

	Year Ended December 31,
(in millions, except percentages)	2019	2020	2021

Revenue	$885	$2,886	$4,888
Less: Cost of revenue, exclusive of depreciation and amortization	(523)	(1,368)	(2,338)
Less: Depreciation and amortization related to cost of revenue	(27)	(97)	(98)
Gross profit	$335	$1,421	$2,452
Gross Margin	38%	49%	50%
Less: Sales and marketing	$(594)	$(957)	$(1,619)
Add: Depreciation and amortization related to cost of revenue	27	97	98
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	4	70	101
Add: Allocated overhead included in cost of revenue and sales and marketing	28	32	39
Contribution Profit (Loss)	$(200)	$663	$1,071
Contribution Margin	(23)%	23%	22%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Year Ended December 31,
(in millions, except percentages)	2019	2020	2021

Gross profit	$335	$1,421	$2,452
Add: Depreciation and amortization related to cost of revenue	27	97	98
Add: Stock-based compensation expense and certain payroll tax expense	2	32	48
Add: Allocated overhead	17	18	25
Adjusted Gross Profit	$381	$1,568	$2,623
Adjusted Gross Margin	43%	54%	54%
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
The following tables provide a reconciliation of net loss to Adjusted EBITDA and a calculation of net margin and Adjusted EBITDA Margin:

	Year Ended December 31,
(in millions)	2019	2020	2021

Net loss	$(667)	$(461)	$(468)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	86	160	77
Transaction-related costs	5	1	10
Impairment expenses(2)	—	11	1
Provision for income taxes	1	3	5
Interest income and expense	(18)	25	11
Other (income) expense, net(3)	68	(3)	—
Stock-based compensation expense and certain payroll tax expense	18	333	497
Depreciation and amortization expense	32	120	156
Adjusted EBITDA	$(475)	$189	$289
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
(3)In connection with the issuance of shares of our Series F redeemable convertible preferred stock, we committed to sell an existing investor shares of our Series F redeemable convertible preferred stock in a subsequent closing at the initial issuance price of the Series F redeemable convertible preferred stock. We determined this commitment to be a forward contract, classified as a liability and measured at fair value on a recurring basis, with changes in fair value recognized in other expense, net in the consolidated statements of operations. This forward contract was entered into and settled during the year ended December 31, 2019.

	Year Ended December 31,
(in millions, except percentages)	2019	2020	2021

Revenue	$885	$2,886	$4,888
Net loss	$(667)	$(461)	$(468)
Net margin	(75)%	(16)%	(10)%

	Year Ended December 31,
(in millions, except percentages)	2019	2020	2021

Revenue	$885	$2,886	$4,888
Adjusted EBITDA	$(475)	$189	$289
Adjusted EBITDA Margin	(54)%	7%	6%
Credit Facilities
On November 19, 2019, we entered into a revolving credit and guaranty agreement with JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs & Co. LLC, which, as amended and restated on August 7, 2020, provides for a $300 million unsecured revolving credit facility maturing on August 7, 2025, increasing to $400 million in aggregate revolving commitments upon the consummation of an IPO of our common stock on or prior to August 7, 2021. Loans under the credit facility bear interest, at our option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted LIBOR rate for a one-month interest period plus 1.00%, or (ii) an adjusted LIBOR rate plus a margin equal to 1.00%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. As of December 31, 2021, we were in compliance with the covenants under the revolving credit and guaranty agreement. As of December 31, 2021 and 2020, no amounts were drawn from the credit facility.
We maintain letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2020 and 2021, we had $66 million and $60 million of issued letters of credit outstanding, respectively, of which $44 million and $39 million were issued from the revolving credit and guaranty agreement.
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
As of December 31, 2021, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $4.4 billion, which consisted of cash and cash equivalents of $2.5 billion, and short-term marketable securities of $1.3 billion and long-term marketable securities of $650 million. Additionally, funds held at payment processors of $320 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds and U.S. Treasury securities. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities, and U.S. Treasury securities.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $2.1 billion as of December 31, 2021. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the $400 million in available borrowings under our unsecured revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
Our material cash requirements relate to operating lease obligations for corporate office facility leases and purchase commitments for purchase of onboarding, technology platform infrastructure services and advertising services. For Information on contractual obligations for operating leases, see Note 8 - Leases included in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K. For information on non-cancellable purchase commitments as of December 31, 2021, see "Non-cancelable Purchase Commitments" section of Note 10 - Commitments and Contingencies included in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.
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
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(In millions)	2019	2020	2021

Net cash (used in) provided by operating activities	$(467)	$252	$692
Net cash used in investing activities	(570)	(192)	(2,047)
Net cash provided by (used in) financing activities	1,109	3,996	(483)
Foreign currency effect on cash, cash equivalents, and restricted cash	—	2	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$72	$4,058	$(1,839)
Operating Activities
Cash provided by operating activities was $692 million for the year ended December 31, 2021. This consisted of a net loss of $468 million, offset by non-cash stock-based compensation expense of $486 million, non-cash depreciation and amortization expense of $156 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $52 million, non-cash bad debt expense of $36 million, non-cash interest expense of $11 million related to the convertible notes, and other non-cash expenses of $28 million. The net changes in operating assets and liabilities was the result of an increase of $595 million in accrued expenses and other current liabilities, primarily related to Dasher and merchant payable, insurance reserves, accrued operations related expenses, contract liabilities, and accrued advertising, an decrease of $85 million in prepaid expenses and other current assets, and an increase of $79 million in accounts payable, offset by an increase of $174 million in funds held at payment processors, an increase of $94 in accounts receivable, net, a decrease of $44 million for payments for operating lease liabilities, an increase of $51 in other assets and an decrease of $5 million in other liabilities. The increase in cash provided by operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was mainly due to the decrease in net loss and increases in non-cash expenses for the year ended December 31, 2021.
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
Investing Activities
Cash used in investing activities was $2,047 million for the year ended December 31, 2021, which primarily consisted of purchases of marketable securities of $2,344 million, purchases of non-marketable equity securities of $409 million, purchases of property and equipment of $129 million, and cash outflows for capitalized software and website development costs of $108 million, offset by proceeds from the sales and maturities of marketable securities of $944 million.
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
Financing Activities
Cash used by financing activities was $483 million for the year ended December 31, 2021, which consisted of $333 million of repayment of the convertible promissory notes, $172 million of cash outflows for taxes paid related to net share settlement of equity awards, and $10 million of payment of deferred offering costs, partially offset by $32 million of proceeds from the exercise of stock options.
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
Revenue Recognition
We recognize revenue in accordance with ASC 606. We generate a substantial majority of our revenue from orders completed through our Marketplace and the related commissions charged to partner merchants and fees charged to consumers. A partner merchant represents a merchant that has entered into a contractual agreement with DoorDash. Revenue from our Marketplace is recognized at the point in time when the consumer obtains control of the merchant’s products. We also generate revenue from membership fees paid by consumers for DashPass, which is recognized as part of our Marketplace. Revenue generated from DashPass memberships is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of membership purchased by the consumer. In addition, we also generate revenue from our Drive offering by collecting per-order fees from merchants that use our local logistics platform to arrange for delivery services that fulfill demand generated through their own channels. Revenue from Drive is recognized at the point in time when the consumer obtains control of the merchant’s products.
Our local logistics platform facilitates orders between consumers and partner merchants. Separately, the platform arranges for consumers to obtain delivery service from Dashers. We determined that the order facilitation service and delivery facilitation service are distinct performance obligations and therefore considered whether it is a principal or agent separately for each of these items. The order facilitation service and the delivery facilitation service are distinct given that the consumer can benefit from each item separately. Further, the order facilitation service and delivery facilitation service are separately identifiable as the nature of the promises are to transfer the order facilitation service and delivery facilitation service individually, rather than as a combined item.
Principal vs. Agent Considerations
Judgment is required in determining whether we are is the principal or the agent in transactions with partner merchants, consumers, and Dashers. As it relates to the accounting for order facilitation services and delivery facilitation services, we evaluated whether to present revenue on a gross versus net basis based on whether we control each specified good or service before it is provided to the consumer in Marketplace transactions.
With respect to order facilitation services, we have has determined that we are an agent for partner merchants in facilitating the sale of products to the consumer through our Marketplace. The consumer accesses the our local logistics platform to identify merchants and places an order for merchants’ products. These orders are picked up from partner merchants and delivered to consumers by Dashers. We do not control the products prior to them being transferred to the consumer as it neither has the ability to redirect the products to another consumer nor does it obtain any economic benefit from the products.
With respect to the vast majority of our delivery facilitation services, we have determined that we are acting as an agent for the consumer in facilitating the delivery of products by connecting consumers with Dashers. As our role with the delivery facilitation service is only to arrange for a delivery opportunity to be offered to prospective Dashers, we do not control how the delivery service is ultimately provided to the consumer.
In the vast majority of our transactions with end-users, we are an agent in facilitating the sale of products and delivery services, thus we report revenue on a net basis, reflecting amounts collected from consumers, less amounts remitted to merchants and Dashers.
We recognize revenue from both partner merchants and consumers for each successfully completed transaction. We satisfy our performance obligations to a partner merchant when there is a successful sale of the merchant’s products and we meet our performance obligation to a consumer once the Dasher has picked up the products from the merchant for delivery to the consumer.
Gift Cards
We sell gift cards to consumers that can be redeemed through its Marketplace. Those gift cards have no expiration date and administrative fees are not charged on unused gift cards. In prior periods, with limited history as to consumers' redemption patterns, proceeds from the sale of gift cards were fully deferred and recorded as contract liabilities until consumers use the card to place orders on its platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from consumers less amounts remitted to merchants and Dashers. During the year ended December 31, 2021, we concluded that we had developed sufficient historical evidence regarding the pattern of consumer redemptions of gift cards to have the ability to estimate the portion of outstanding gift cards that will never be redeemed (“breakage”) and for which there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property. We recognize the breakage amounts as revenue, proportionate to the pattern of revenue recognition for the gift card redemptions. As a result of this change in estimate, we recorded $48 million of gift card breakage revenue during the year ended December 31, 2021. Estimating future breakage rates requires judgment based on current and historical patterns of redemption, and the actual breakage rates may vary from the estimate.
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
Insurance Reserves
We utilize third-party insurance which include retained insurance deductibles to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The recorded insurance reserves reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported. The estimate of our ultimate deductible obligation utilizes actuarial techniques applied to historical claim and loss experience. Given our limited operational history, we use assumptions based on actuarial judgments with consideration toward relevant industry claim and loss development factors, which includes the development time frame and settlement patterns, and expected loss rates. Reserves are periodically reviewed and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.
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
Interest Rate Fluctuation Risk
Our investment portfolio consists of short-term fixed income securities, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of stockholders’ deficit within accumulated other comprehensive income (loss). Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
Based on our investment portfolio balance as of December 31, 2020 and 2021, a hypothetical 100 basis point increase in interest rates would not have materially affected our consolidated financial statements. We currently do not hedge these interest rate exposures.
Foreign Currency Exchange Risk
Transaction Exposure
We transact business globally and have international revenue, as well as costs, denominated in multiple currencies, primarily the Canadian dollars and Australian dollars. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates are reflected in reported income and loss from our international businesses included in our consolidated statements of operations. A continued strengthening of the U.S. dollar would therefore reduce reported revenue and expenses from our international businesses included in our consolidated statements of operations.
Translation Exposure
We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translation adjustments resulting from the conversion of the financial statements of our foreign subsidiaries into U.S. dollars would result in a gain or loss recorded as a component of accumulated other comprehensive loss which is part of stockholders’ equity (deficit).

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
DoorDash, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of DoorDash, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Insurance Reserves

As discussed in Note 2 and 7 to the consolidated financial statements, the Company utilizes third-party insurance which include retained insurance deductibles to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The retained insurance deductibles reserves reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported. The estimate of the Company’s retained insurance deductibles reserves as of December 31, 2021 was $143 million.

We identified the evaluation of the Company's retained insurance deductibles reserves as a critical audit matter. The evaluation of the key assumptions used to estimate the liability, specifically the loss development factors and expected loss rates involved significant measurement uncertainty requiring complex auditor judgment. Specialized skill and knowledge were necessary to evaluate the methods and key assumptions used to determine the liability.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s retained insurance deductibles reserves process. This included controls over the development of the key assumptions related to loss development factors and expected loss rates. We involved actuarial professionals with specialized skills and knowledge who assisted in developing an independent range of the retained insurance deductibles reserves by selecting loss development factors and expected loss rates, and comparing it to the amount recorded by the Company.
/s/ KPMG LLP
We have served as the Company’s auditor since 2018.
San Francisco, California
March 1, 2022

DOORDASH, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and per share data)

	December 31, 2020	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,345	$2,504
Short-term marketable securities	514	1,253
Funds held at payment processors	146	320
Accounts receivable, net	291	349
Prepaid expenses and other current assets	221	139
Total current assets	5,517	4,565
Long-term marketable securities	—	650
Operating lease right-of-use assets	203	336
Property and equipment, net	210	402
Intangible assets, net	74	61
Goodwill	316	316
Non-marketable equity securities	—	409
Other assets	33	70
Total assets	$6,353	$6,809
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$80	$161
Operating lease liabilities	15	26
Convertible notes	364	—
Accrued expenses and other current liabilities	943	1,573
Total current liabilities	1,402	1,760
Operating lease liabilities	238	373
Other liabilities	13	9
Total liabilities	1,653	2,142
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2020 and 2021, 287,190 and 315,266 Class A shares issued and outstanding as of December 31, 2020 and 2021, respectively; 200,000 Class B shares authorized as of December 31, 2020 and 2021, 31,313 and 31,246 Class B shares issued and outstanding as of December 31, 2020 and 2021, respectively; 2,000,000 Class C shares authorized as of December 31, 2020 and 2021, zero Class C shares issued and outstanding as of December 31, 2020 and 2021	—	—
Additional paid-in capital	6,313	6,752
Accumulated other comprehensive loss	—	(4)
Accumulated deficit	(1,613)	(2,081)
Total stockholders’ equity	4,700	4,667
Total liabilities and stockholders’ equity	$6,353	$6,809
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts which are reflected in thousands, and per share data)

	Year Ended December 31,
	2019	2020	2021
Revenue	$885	$2,886	$4,888
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	523	1,368	2,338
Sales and marketing	594	957	1,619
Research and development	107	321	430
General and administrative	245	556	797
Depreciation and amortization	32	120	156
Total costs and expenses	1,501	3,322	5,340
Loss from operations	(616)	(436)	(452)
Interest income	18	7	3
Interest expense	—	(32)	(14)
Other (expense) income, net	(68)	3	—
Loss before income taxes	(666)	(458)	(463)
Provision for income taxes	1	3	5
Net loss	(667)	(461)	(468)
Deemed dividend to preferred stockholders	(1)	—	—
Net loss attributable to common stockholders	$(668)	$(461)	$(468)
Net loss per share attributable to common stockholders, basic and diluted	$(15.44)	$(7.39)	$(1.39)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	43,252	62,390	336,847
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2019	2020	2021
Net loss	$(667)	$(461)	$(468)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on marketable securities	1	—	(4)
Total other comprehensive (loss) income	1	—	(4)
Comprehensive loss	$(666)	$(461)	$(472)
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except share amounts which are reflected in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of January 1, 2019	191,316	$985	41,802	$—	$50	$(485)	$(1)	$(436)
Issuance of Series F redeemable convertible preferred stock, net of issuance costs	18,186	408	—	—	—	—	—	—
Forward contract liability recognized in connection with Series F redeemable convertible preferred stock	—	68	—	—	—	—	—	—
Issuance of Series G redeemable convertible preferred stock, net of issuance costs	18,529	703	—	—	—	—	—	—
Issuance of Series G redeemable convertible preferred stock in connection with the acquisition of Caviar	2,636	100	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,135	—	3	—	—	3
Deemed dividend to preferred stockholders	—	—	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	—	—	18	—	—	18
Other comprehensive income	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(667)	—	(667)
Balances as of December 31, 2019	230,667	2,264	43,937	—	70	(1,152)	—	(1,082)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	8,322	382	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	33,000	—	3,269	—	—	3,269
Repurchase and retirement of preferred stock	(5)	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	(238,984)	(2,646)	239,270	—	2,646	—	—	2,646
Issuance of common stock upon exercise of common stock warrants	—	—	105	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	—	65	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(65)	—	(7)	—	—	(7)
Issuance of common stock upon exercise of stock options	—	—	2,191	—	5	—	—	5
Stock-based compensation	—	—	—	—	330	—	—	330
Net loss	—	—	—	—	—	(461)	—	(461)
Balances as of December 31, 2020	—	$—	318,503	$—	$6,313	$(1,613)	$—	$4,700

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except share amounts which are reflected in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	—	$—	318,503	$—	$6,313	$(1,613)	$—	$4,700
Issuance of common stock upon settlement of restricted stock units	—	—	14,218	—	—	—	—	—
Shares withheld related to net share settlement	—	—	(851)	—	(172)	—	—	(172)
Issuance of common stock upon exercise of stock options	—	—	14,642	—	32	—	—	32
Stock-based compensation	—	—	—	—	579	—	—	579
Other comprehensive income	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	(468)	—	(468)
Balances as of December 31, 2021	—	$—	346,512	$—	$6,752	$(2,081)	$(4)	$4,667

The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2020	2021
Cash flows from operating activities
Net loss	$(667)	$(461)	$(468)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	32	120	156
Change in fair value of forward contract liability	67	—	—
Non-cash interest expense	—	31	11
Stock-based compensation	18	322	486
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	22	40	52
Bad debt expense	4	16	36
Other	—	18	28
Changes in operating assets and liabilities:
Funds held at payment processors	(9)	(96)	(174)
Accounts receivable, net	(40)	(248)	(94)
Prepaid expenses and other current assets	(88)	(96)	85
Other assets	(18)	(20)	(51)
Accounts payable	(13)	54	79
Accrued expenses and other current liabilities	251	587	595
Payments for operating lease liabilities	(3)	(26)	(44)
Other liabilities	(23)	11	(5)
Net cash (used in) provided by operating activities	(467)	252	692
Cash flows from investing activities
Purchases of property and equipment	(78)	(106)	(129)
Acquisitions, net of cash acquired	(315)	(28)	—
Capitalized software and website development costs	(14)	(53)	(108)
Purchases of marketable securities	(762)	(593)	(2,344)
Sales of marketable securities	160	4	224
Maturities of marketable securities	440	583	720
Purchases of non-marketable equity securities	—	—	(409)
Other investing activities	(1)	1	(1)
Net cash used in investing activities	(570)	(192)	(2,047)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriter discounts	—	3,289	—
Proceeds from issuance of preferred stock, net of issuance costs	1,111	382	—
Proceeds from issuance of convertible notes, net of issuance costs	—	333	—
Proceeds from exercise of stock options	3	5	32
Deferred offering costs paid	(3)	(6)	(10)
Repayment of convertible notes	—	—	(333)
Taxes paid related to net share settlement of equity awards	—	(7)	(172)
Other financing activities	(2)	—	—
Net cash provided by (used in) financing activities	1,109	3,996	(483)
Foreign currency effect on cash, cash equivalents, and restricted cash	—	2	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	72	4,058	(1,839)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	215	287	4,345
Cash, cash equivalents, and restricted cash, end of period	$287	$4,345	$2,506
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$257	$4,345	$2,504
Restricted cash	30	—	2
Total cash, cash equivalents, and restricted cash	$287	$4,345	$2,506
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$42
Cash paid for income taxes	$—	$1	$4
Non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$—	$2,646	$—
Purchases of property and equipment not yet settled	$14	$17	$23
Redeemable convertible preferred stock issued in connection with an acquisition	$100	$—	$—
Leasehold improvements acquired through tenant improvement allowance	$—	$9	$4
Deferred offering costs not yet paid	$2	$10	$—
Stock-based compensation included in capitalized software and website development costs	$—	$8	$93
Holdback consideration for acquisitions	$—	$3	$—
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
The Company’s local logistics platform connects merchants, consumers, and Dashers. The Company operates the DoorDash Marketplace, which enables merchants to establish an online presence and expand their reach by connecting them with consumers (the “Marketplace”). Merchants can fulfill this demand with independent contractors who use the Company’s platform to deliver orders (“Dashers”). As part of the Marketplace, the Company also offers Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Work, which provides merchants on the Company’s platform with large group orders and catering orders for businesses and events. The Marketplace also includes DashPass, the Company’s membership product, which was formerly referred to the Company's subscription product, which provides consumers with unlimited access to eligible merchants with zero delivery fees and reduced service fees. In addition to the Marketplace, the Company offers Platform Services, which primarily includes DoorDash Drive ("Drive"), a white-label logistics service that enables merchants that have generated consumer demand through their own channels to fulfill this demand using the Company’s local logistics platform, and DoorDash Storefront ("Storefront") that enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or logistics capabilities.
Initial Public Offering
On December 9, 2020, the Company completed its initial public offering ("IPO") in which it issued and sold 33 million shares of its Class A common stock at the public offering price of $102.00 per share. The Company received net proceeds of $3.3 billion after deducting underwriting discounts and commissions and offering costs.
Immediately prior to the completion of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 239 million shares of its common stock. Additionally, immediately prior to the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, which authorizes a total of 6.0 billion shares of Class A common stock, 200 million shares of Class B common stock, 2.0 billion shares of Class C common stock, and 600 million shares of preferred stock. Upon the filing of the Amended and Restated Certificate of Incorporation, 285 million shares of the Company’s common stock were automatically reclassified into an equivalent number of shares of the Company’s Class A common stock (the “Reclassification”). Immediately after the Reclassification and prior to the completion of the IPO, a total of 31 million shares of Class A common stock held by Tony Xu, Andy Fang, Stanley Tang, and their respective affiliated trusts were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements. As a result, following the completion of the IPO, the Company has three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which Class A common stock and Class B common stock were outstanding as of December 31, 2020 and 2021.
The Company granted certain employees restricted stock units (“RSUs”) with both service-based and liquidity event-related performance vesting conditions ("IPO Vested RSUs"). Upon the consummation of the Company’s IPO, the Company recognized $279 million of stock-based compensation expense for IPO Vested RSUs as the performance vesting condition was satisfied. One share of Class A common stock for each of the IPO Vested RSUs was settled and delivered on June 7, 2021 (the “IPO Vested RSU Settlement Date”). The future tax benefits on settlement of the above RSUs is not expected to be material as currently the Company has established valuation allowances to reduce its net deferred tax assets to the amount that is more likely than not to be realized.
To meet the related tax withholding requirements related to IPO Vested RSUs, for stockholders who elected to net share settle, the Company withheld 65,058 shares of Class A common stock subject to the vesting of the IPO Vested RSUs and paid $7 million to the relevant tax authorities in cash to satisfy such tax obligations as well as any income tax withholding obligations arising as a result of settlement of such shares. Certain employees elected to receive a short-term loan from the Company, with interest that accrued at the applicable federal rate. The short-term loan extended to employees totaled

$10 million, which was repaid from the proceeds of the sale of shares into the market on the IPO Vested RSU Settlement Date.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated in consolidation.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one reportable segment. See Note 3 for revenue by geography. Long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, located outside of the United States were $15 million and $28 million as of December 31, 2020 and 2021, respectively.
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

Cash, Cash Equivalents, and Restricted Cash
Cash includes demand deposits with banks or financial institutions as well as cash in transit from payment processors. Cash equivalents include short-term, highly liquid investments with original maturities of three months or less and their carrying values approximate fair value due to their short-term maturities. Restricted cash consists of collateral provided for letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2020 and 2021, the restricted cash balances were not material and were included in other assets on the consolidated balance sheets.
Marketable Securities
Marketable securities primarily consist of commercial paper, U.S. government agency securities, U.S. Treasury securities, and corporate bonds. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Securities with maturities greater than three months, but less than one year, are included in current assets and securities with maturities greater than one year are included in non-current assets on the consolidated balance sheets. All marketable securities are classified as available-for-sale and reported at fair value.
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income (expense), net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. As of December 31, 2020 and 2021, no allowance of credit losses related to marketable securities was recorded. Unrealized losses not resulting from credit losses are recorded through accumulated other comprehensive income (loss).
Funds Held at Payment Processors
Funds held at payment processors represent cash due from the Company’s payment processors for transactions with merchants and consumers, as well as funds transferred to payment processors for Dasher payout.
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

Maintenance and repair costs are charged to expense as incurred. Upon disposal of a fixed asset, the Company records a gain or loss based on the difference between the proceeds received and the net book value of the disposed asset. Disposals were not material for the years ended December 31, 2019, 2020 and 2021.
Intangible Assets, Net
Intangible assets are recorded at fair value as of the date of acquisition and amortized on a straight-line basis over their estimated useful lives. The Company reviews identifiable amortizable intangible assets for impairment under the long-lived asset model described under “Impairment of Long-Lived Assets” below.
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
The Company conducted its annual goodwill impairment test during the fourth quarter of 2021 and determined that the fair value of the reporting unit significantly exceeded its carrying value. No impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.
Non-Marketable Equity Securities
Non-marketable equity securities which the Company does not have a controlling financial interest in and does not exercise significant influence over the investee are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or impairment.
The carrying value is not adjusted for the Company’s non-marketable equity securities if there are no observable price changes in a same or similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment.
In 2021, the Company made investments in non-marketable equity securities of $409 million in cash for preferred shares of private companies including an investment of $395 million in cash for preferred shares of a grocery delivery platform company. All those investments were accounted for using the measurement alternative.
There are no adjustments or impairment associated with the Company’s non-marketable equity securities during 2021. The Company does not have any realized or unrealized gains or losses on non-marketable equity securities as of and for the years ended December 31, 2020 and 2021.
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

Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. During the years ended December 31, 2020 and 2021, the Company recognized impairment charges of $11 million and $1 million, respectively, related to an operating lease right-of-use asset associated with its former headquarters, which the Company subleased to another company.
Insurance Reserves
The Company utilizes third-party insurance which include retained insurance deductibles to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The recorded insurance reserves reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported. The estimate of the Company’s ultimate deductible obligation utilizes actuarial techniques applied to historical claim and loss experience. Given our limited operational history, the Company utilizes assumptions based on actuarial judgments with consideration toward relevant industry claim and loss development factors, which includes the development time frame and settlement patterns, and expected loss rates. Reserves are periodically reviewed and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts. During the years ended December 31, 2019, 2020 and 2021, the Company recorded additions to the insurance reserves of $12 million, $63 million and $134 million, respectively.
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
Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss).
Stock-Based Compensation
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
For the CEO Performance Award (as defined below) that includes a market condition, the fair value of the award was determined using a Monte Carlo simulation model. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock price goals are met sooner than the derived service period, the Company will adjust the stock-based compensation expense to reflect the cumulative expense associated with the vested award. Provided that Tony Xu continues to be the Chief Executive Officer of the Company, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price goals are achieved.
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
The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to their short maturities.
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
The Company relies on a limited number of third parties to provide payment processing services (“payment processors”) including collecting amounts due from end-users and processing Dasher payouts. Payment processors are financial institutions or credit card companies that the Company believes are of high credit quality. The Company retains the risk of collecting such amounts from the payment processors, which are included in funds held at payment processors for the unsettled portion at each period end. The portion of the payments to be remitted to Dashers and merchants is included in accrued expenses and other current liabilities. Although the Company pre-authorizes forms of payment to mitigate its exposure, the Company absorbs all credit card losses.
Accounts receivable, net primarily represents receivables from merchants that were generated through the Company’s Drive offering. As of December 31, 2020, three entities individually accounted for 20%, 14%, and 10% of accounts receivable, net, respectively. As of December 31, 2021, two entities individually accounted for 15% and 14% of accounts receivable, net, respectively. No customer accounted for 10% or more of revenue for the years ended December 31, 2019, 2020, and 2021.
Revenue Recognition
The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with its Customers. The Company generates a substantial majority of its revenue from orders completed through the Marketplace and the related commissions charged to partner merchants and fees charged to consumers. A partner merchant represents a merchant that has entered into a contractual agreement with the Company. Revenue from the Marketplace is recognized at the point in time when the consumer obtains control of the merchant’s products. The Company also generates revenue from membership fees paid by consumers for DashPass, which is recognized as part of the Marketplace. Revenue generated from the Company’s DashPass memberships is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of membership purchased by the consumer. In addition, the Company also generates revenue from its Drive offering by collecting per-order fees from merchants that use its local logistics platform to arrange for delivery services that fulfill demand generated through their own channels. Revenue from Drive is recognized at the point in time when the consumer obtains control of the merchant’s products.
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
With respect to order facilitation services, the Company has determined it is an agent for partner merchants in facilitating the sale of products to the consumer through the Marketplace. The consumer accesses the Company’s local logistics platform to identify merchants and places an order for merchants’ products. These orders are picked up from partner merchants and delivered to consumers by Dashers. The Company does not control the products prior to them being transferred to the consumer as it neither has the ability to redirect the products to another consumer nor does it obtain any economic benefit from the products.
With respect to the vast majority of its delivery facilitation services, the Company has determined it is acting as an agent for the consumer in facilitating the delivery of products by connecting consumers with Dashers. As the Company’s role with the delivery facilitation service is only to arrange for a delivery opportunity to be offered to prospective Dashers, it does not control how the delivery service is ultimately provided to the consumer.
In the vast majority of its transactions with end-users, the Company is an agent in facilitating the sale of products and delivery services, thus the Company reports revenue on a net basis, reflecting amounts collected from consumers, less amounts remitted to merchants and Dashers.
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
The Company also provides value-add services to merchants. These services are generally considered separate performance obligations and revenue is recognized over the period in which services are provided. Revenue generated from such services is not material in all periods presented.
Gift Cards
The Company sells gift cards to consumers that can be redeemed through the Marketplace. Those gift cards have no expiration date and administrative fees are not charged on unused gift cards. In prior periods, with limited history as to consumers' redemption patterns, proceeds from the sale of gift cards were fully deferred and recorded as contract liabilities until consumers used the card to place orders on its platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from consumers less amounts remitted to merchants and Dashers. During the year ended December 31, 2021, the Company concluded that it had developed sufficient historical evidence regarding the pattern of consumer redemptions of gift cards to have the ability to estimate the portion of outstanding gift cards that will never be redeemed (“breakage”) and for which there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property. The Company recognizes the breakage amounts as revenue, proportionate to the pattern of revenue recognition for the gift card redemptions. As a result of this change in estimate, the Company recorded $48 million of gift card breakage revenue during the year ended December 31, 2021. Estimating future breakage rates requires judgment based on current and historical patterns of redemption, and the actual breakage rates may vary from the estimate.

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
Advertising Costs
Advertising costs are expensed when incurred and are included in sales and marketing expenses in the consolidated statements of operations. Advertising expenses were $446 million, $698 million and $1.2 billion for the years ended December 31, 2019, 2020 and 2021, respectively.
Net Loss Per Share Attributable to Common Stockholders
The Company computes net loss per common share following the two-class method required for multiple classes of common stock and participating securities. The Company considers its previously outstanding redeemable convertible preferred stock to be participating securities. The two-class method requires income (loss) available to common stockholders for the period to be allocated between multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been distributed. The holders of the Company’s redeemable convertible preferred stock would be entitled to dividends in preference to common stockholders, at specified rates, if declared. Such dividends are not cumulative. Any remaining earnings would be distributed among the holders of redeemable convertible preferred stock and common stock pro rata on an as-converted basis. These holders of the Company’s redeemable convertible preferred stock are not contractually obligated to participate in the Company’s losses. As such, the Company’s net losses were not allocated to these participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock, and Class C common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock shared proportionately in the Company’s net losses. No shares of Class C common stock were issued and outstanding as of December 31, 2020 and 2021. Prior to the completion of the IPO, there were no shares of Class B common stock issued and outstanding.
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
Upon completion of the Company's IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 239 million shares of common stock and their carrying amount reclassified into stockholders' (deficit) equity. As of December 31, 2020 and 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.
Deferred Offering Costs
Deferred offering costs, which consist of direct incremental legal, consulting, accounting, and other fees relating to the anticipated sale of the Company’s common stock in the IPO, were initially capitalized and recorded in other assets on the consolidated balance sheets. After the IPO, all deferred offering costs were reclassified into stockholders' (deficit) equity as a reduction of the IPO proceeds on the consolidated balance sheets.
Leases
The Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. ROU assets represents the Company's right to use the underlying assets for the lease term and lease liabilities represents the Company's obligation to make lease payment arising from the lease. The Company has elected the practical expedient not to recognize ROU assets and lease liabilities for short-term leases with terms of twelve months or less. Expense related to short-term leases is recognized either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company’s classes of assets that are leased include real estate leases and equipment leases. Operating leases consist of real estate leases and are included in operating lease ROU assets and operating lease liabilities on the Company’s consolidated balance sheets. Finance leases consist of equipment leases and are included in property and equipment, net on the Company’s consolidated balance sheets. Most of the Company’s leases are operating leases, and activities related to finance leases were not material for the periods presented.
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
When the discount rate implicit in the lease cannot be readily determined, the Company uses the applicable incremental borrowing rate at lease commencement in order to discount lease payments to present value for purposes of performing lease classification tests and measuring the lease liability. The incremental borrowing rate represents the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Because the Company does not typically borrow on a collateralized basis, it uses a derived unsecured synthetic credit rating adjusted for collateralization, current available yield curves, and the lease term as inputs to derive an appropriate incremental borrowing rate.
Recent Accounting Pronouncements Adopted
In December 2019, the FASB issued Accounting Standard Update ("ASU") 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public business entities, this standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company adopted 2019-12 on January 1, 2021. The cumulative effect upon adoption was not material to its consolidated financial statement.
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with ASC Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of the update on its consolidated financial statements.
3. Revenue
The following tables present the Company’s revenue disaggregated by offering and by geographical region.
Revenue by offering was as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Core business	$876	$2,886	$4,888
Other revenue	9	—	—
Total revenue	$885	$2,886	$4,888
Core business is primarily comprised of Marketplace, which includes Pickup and DoorDash for Work, and Drive.
Revenue by geographic area is determined based on the address of the merchant, or in the case of DashPass, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
United States	$877	$2,875	$4,877
International	8	11	11
Total revenue	$885	$2,886	$4,888
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the year ended December 31, 2021 was as follows (in millions):

Year Ended December 31, 2021

Beginning balance	$108
Addition to contract liabilities	1,212
Reduction of contract liabilities(1)(2)(3)	(1,137)
Ending balance	$183
(1) Gift cards and certain consumer credits can be redeemed through the Marketplace. When they are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from consumers less amounts remitted to merchants and Dashers for those transactions. Therefore, the amount recognized as revenue related to the reduction of gift cards and certain consumer credits is less than the amount presented in the table above. Net revenue associated with gift cards and certain consumer credits is not tracked by the Company as it is impracticable to do so.
(2) Included in the beginning balance of contract liabilities was $22 million associated with unearned prepayments received by the Company, all of which was recognized as revenue during the year ended December 31, 2021.
(3) During the year ended December 31, 2021, the Company recorded $48 million of gift card breakage revenue, which represented the estimate of cumulative gift card breakage through December 31, 2021 based on the Company's accounting policy discussed in Note 2.
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

	Year Ended December 31,
	2019	2020	2021
Beginning balance	$6	$21	$43
Capitalization of deferred contract costs	19	32	39
Amortization of deferred contract costs	(4)	(10)	(20)
Ending balance	$21	$43	$62
Deferred contract costs, current	$4	$16	$25
Deferred contract costs, non-current	17	27	37
Total deferred contract costs	$21	$43	$62
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Beginning balance	$—	$2	$13
Additions to the provision for expected credit losses	2	16	37
Writeoffs charged against the allowance	—	(5)	(11)
Ending balance	$2	$13	$39

4. Acquisition
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
This acquisition was not material to the Company for the periods presented and therefore, pro forma information has not been presented.
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the periods presented were as follows (in millions):

Total
Balance as of December 31, 2019	$306
Addition	10
Balance as of December 31, 2020	316
Addition	—
Balance as of December 31, 2021	$316
There was no goodwill impairment during the periods presented. See Note 4 for further details of goodwill recorded.
Intangible assets, net consisted of the following as of December 31, 2020 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	7.6	$71	$(48)	$23
Vendor relationships	11.8	45	(4)	41
Courier relationships	0.3	1	(1)	—
Customer relationships	1.8	9	(3)	6
Trade name and trademarks	1.8	6	(2)	4
Balance as of December 31, 2020		$132	$(58)	$74
In October 2019, the Company acquired Caviar in an effort to help grow its business, advance its strategy of offering consumers differentiated merchant selection, and enable the Company to cater to even more food preferences and occasions. As a result of the Company’s progress of integrating Caviar into its existing technology platform, the Company evaluated the remaining useful life of existing technology in February 2020 and determined there was a change in the estimated useful life of this asset that would require an acceleration of the amortization expense. The useful life of Caviar existing technology was reduced to 0.7 years at the time of the change in estimate, resulting in additional amortization expense of $15 million for the year ended December 31, 2020.

Intangible assets, net consisted of the following as of December 31, 2021 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	7.0	$71	$(52)	$19
Vendor relationships	10.8	45	(8)	37
Courier relationships	—	1	(1)	—
Customer relationships	0.8	9	(6)	3
Trade name and trademarks	0.8	6	(4)	2
Balance as of December 31, 2021		$132	$(71)	$61
Amortization expense associated with intangible assets was $7 million, $51 million, and $13 million for the years ended December 31, 2019, 2020 and 2021, respectively.
The estimated future amortization expense of intangible assets as of December 31, 2021 was as follows (in millions):

Year Ending December 31,	Amortization Expense
2022	$10
2023	6
2024	6
2025	6
2026	6
Thereafter	27
Total estimated future amortization expense	$61

6. Fair Value Measurements
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
U.S. Treasury securities	$—	$3	$—	$3
Short-term marketable securities
Commercial paper	—	76	—	76
Corporate bonds	—	51	—	51
U.S. government agency securities	—	23	—	23
U.S. Treasury securities	—	364	—	364
Total	$—	$517	$—	$517

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$544	$—	$—	$544
U.S. Treasury securities	—	50	—	50
Short-term marketable securities
Commercial paper	—	373	—	373
Corporate bonds	—	141	—	141
U.S. government agency securities	—	69	—	69
U.S. Treasury securities	—	670	—	670
Long-term marketable securities
Corporate bonds	—	114	—	114
U.S. government agency securities	—	49	—	49
U.S. Treasury securities	—	487	—	487
Total	$544	$1,953	$—	$2,497
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
There were no Level 3 assets or liabilities as of December 31, 2020 and 2021.

7. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2020
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
U.S. Treasury securities	$3	$—	$—	$3
Short-term marketable securities
Commercial paper	76	—	—	76
Corporate bonds	51	—	—	51
U.S. government agency securities	23	—	—	23
U.S. Treasury securities	364	—	—	364
Total	$517	$—	$—	$517

	December 31, 2021
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$544	$—	$—	$544
U.S. Treasury securities	50	—	—	50
Short-term marketable securities
Commercial paper	373	—	—	373
Corporate bonds	141	—	—	141
U.S. government agency securities	69	—	—	69
U.S. Treasury securities	671	—	(1)	670
Long-term marketable securities
Corporate bonds	115	—	(1)	114
U.S. government agency securities	49	—	—	49
U.S. Treasury securities	489	—	(2)	487
Total	$2,501	$—	$(4)	$2,497
No individual security incurred continuous unrealized losses for greater than twelve months as of December 31, 2020 and 2021.
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2020	December 31, 2021
Equipment for merchants	$111	$160
Computer equipment and software	22	47
Capitalized software and website development costs	86	288
Leasehold improvements	57	98
Office equipment	11	25
Construction in progress	27	31
Total	314	649
Less: Accumulated depreciation and amortization	(104)	(247)
Property and equipment, net	$210	$402
Depreciation expenses were $20 million, $52 million, and $80 million for the years ended December 31, 2019, 2020, and 2021, respectively.

The Company capitalized $15 million, $61 million, and $202 million in capitalized software and website development costs during the years ended December 31, 2019, 2020, and 2021, respectively. Capitalized software and website development costs are included in property and equipment, net on the consolidated balance sheets. Amortization of capitalized software and website development costs was $5 million, $17 million, and $63 million for the years ended December 31, 2019, 2020, and 2021, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2020	December 31, 2021
Litigation reserves	$178	$107
Sales tax payable and accrued sales and indirect taxes	149	167
Accrued operations related expenses	139	217
Accrued advertising	62	102
Dasher and merchant payable	110	424
Insurance reserves	55	143
Contract liabilities	108	183
Other	142	230
Total	$943	$1,573

8. Leases
The Company leases its facilities under non-cancelable lease agreements which expire between 2022 and 2035. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Under such arrangements, the Company recognizes a ROU asset and lease liability on the consolidated balance sheets. Lease costs are recognized on a straight-line basis over the non-cancelable lease term. Lease costs, net of sublease income, was $29 million, $46 million, and $66 million during the years ended December 31, 2019, 2020, and 2021, respectively.
In June 2019, the Company subleased its previous headquarters office space to another company (the “Sublessee”). The sublease required Sublessee to pay 100% of any rent and other related expenses due and payable under the existing lease with the landlord (the “Head Lease”), however the Company was not relieved from its legal obligation to the landlord under the Head Lease. Accordingly, an operating lease liability and an operating lease ROU asset was reflected on the Company’s consolidated balance sheets related to the Head Lease. Prior to April 2020, all payments due and payable by Sublessee were made timely.
In early April 2020, as a result of a disruption to Sublessee’s business due to the COVID-19 pandemic, Sublessee informed the Company that it would not be making any future monthly rent payments. Accordingly, the Company ceased recognizing sublease income beginning in April 2020, and further determined that an impairment existed and recognized an impairment charge of $11 million and $1 million for the year ended December 31, 2020 and 2021, respectively, reducing the carrying value of the ROU asset to its estimated fair value. Fair value of the ROU asset was estimated using an income-approach based on forecasted future cash flows expected to be derived from the property based on current sublease market rent.
The components of lease costs related to the Company’s operating leases included in the consolidated statements of operations for the periods presented were as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Operating lease cost	$22	$40	$52
Short-term lease cost	10	11	17
Sublease income	(3)	(5)	(3)
Total lease cost	$29	$46	$66

Lease terms and discount rates for operating leases were as follows:

	December 31, 2020	December 31, 2021
Weighted-average remaining lease term (in years)	10.7	9.77
Weighted-average discount rate	8.06%	6.81%
Supplemental cash flow and non-cash information was as follows (in millions):

	Year Ended December 31,
	2020	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$32	$46
ROU assets obtained in exchange for new lease liabilities
Operating leases	$69	$164
As of December 31, 2020 and 2021, the Company had entered into long term non-cancelable real estate lease contracts of $120 million and $19 million, respectively, for which leases have not yet commenced. Such leases are not included in the operating lease ROU assets and operating lease liabilities on the consolidated balance sheets.
As of December 31, 2021, the future minimum lease payments required under operating leases were as follows (in millions):

Year Ending December 31,	Amount
2022	$53
2023	65
2024	63
2025	60
2026	58
Thereafter	293
Total future minimum lease payments	592
Less: Lease not commenced	(19)
Less: Imputed interest	(165)
Less: Tenant improvement receivable	(9)
Present value of future minimum lease payments	$399
Future minimum sublease income as of December 31, 2021 is $7 million.
9. Promissory Notes
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
The Company has been and continues to be involved in numerous legal proceedings related to Dasher classification, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex Operations West, Inc. v. Superior Court (“Dynamex”). The California Legislature passed legislation (“AB 5”), that was signed into law in September 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application and created numerous carve-outs, which may have an adverse effect on the Company’s business, financial condition, and results of operations, and may lead to increased legal proceedings and related expenses and may require the Company to significantly alter its existing business model and operations. Further, some jurisdictions are considering implementing standards similar to the test set forth in Dynamex to determine worker classification.
The Company is currently the subject of regulatory and administrative investigations, audits, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of delivery providers, the Dasher pay model, and other matters. For example, the company is currently under audit by the Employment Development Department, State of California for payroll tax liabilities. The Company believes that Dashers are, and have been, properly classified as independent contractors, and thus plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits is uncertain.
In October 2019, the Company made an offer, and in November 2019 it filed a settlement agreement, of $40 million with the representatives of Dashers that had filed actions in the States of California and Massachusetts in order to settle claims under the Private Attorney General Act and class action claims alleging worker misclassification of Dashers against the Company. These actions were filed by and on behalf of Massachusetts Dashers that utilized the DoorDash platform since September 2014 and California Dashers that utilized the DoorDash platform since August 2016. On June 8, 2020, the Company entered into an amended settlement agreement to increase the total amount to be paid by the Company from $40 million to $41 million. In October 2020, the Company entered into an amended settlement agreement to increase the total amount to be paid by the Company from $41 million to $89 million. In April 2021, the Company entered into an amended settlement agreement increasing the total amount to be paid by the Company to $100 million. In January 2022, the settlement received final approval and the company anticipates the payout of $100 million in 2022.
In March 2020, the Company reached an agreement to resolve worker misclassification claims associated with certain Dashers and Caviar delivery providers who have entered into arbitration agreements with the Company. Under the agreement, certain Dashers and Caviar delivery providers were eligible for settlement payments, subject to a threshold number of the covered individuals entering into individual settlement agreements. In July 2020, the Company transferred $69 million into an escrow account to be paid to claimants and claimants’ attorneys if a minimum number of claimants agreed to release their claims against the Company by the date specified within the settlement agreement. In December 2020, the number of claimants who agreed to release their claims against the Company exceeded the minimum, and the Company was committed to release the settlement amount in the escrow account to claimants and claimants' attorneys. In the year ended December 31, 2021, the $69 million in the escrow account was fully distributed to the claimants and claimants' attorneys.
In July and August 2020, the Company reached additional agreements to resolve worker misclassification claims associated with certain Dashers and Caviar delivery providers who have entered into arbitration agreements with the Company. Under these agreements, certain Dashers and Caviar delivery providers were eligible for settlement payments, subject to a threshold number of the covered individuals entering into individual settlement agreements. The aggregate amount of payments to Dashers and Caviar delivery providers under these individual settlement agreements, including attorneys’ fees, was $14 million, which was fully paid in the year ended December 31, 2021.
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
No liability associated with such indemnifications was recorded as of December 31, 2020 and 2021.
Non-cancelable Purchase Commitments
The Company has non-cancelable purchase commitments, which primarily relate to the purchase of onboarding, data processing, technology platform infrastructure, and advertising services. These purchase commitments are not recorded as liabilities on the consolidated balance sheets as of December 31, 2020 and 2021 as the Company has not yet received the related services. As of December 31, 2021, the future minimum payments under the Company’s non-cancelable purchase commitments were as follows (in millions):

Year Ending December 31,	Amount
2022	$151
2023	152
2024	5
2025	3
Total future minimum payments	$311
Revolving Credit Facility and Letters of Credit
In November 2019, the Company entered into a revolving credit and guaranty agreement which provides for a $300 million unsecured revolving credit facility maturing on November 19, 2024. Loans under the credit facility bear interest, at the Company’s option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted LIBOR rate for a one-month interest period plus 1.00%, or (ii) an adjusted LIBOR rate plus a margin equal to 1.00%. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee of 0.10%. The credit agreement contains customary affirmative covenants, such as financial statement reporting requirements and restrictions on the use of proceeds, as well as customary negative covenants that restrict its ability and its subsidiaries’ ability to, among other things, incur additional indebtedness, incur liens, declare cash dividends in the entirety or make certain other distributions, merge or consolidate with other companies or sell substantially all of its assets, make investments, loans and acquisitions, and engage in transactions with affiliates.
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
As of December 31, 2020 and 2021, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2020 and 2021, no amounts were drawn from the credit facility.
The Company maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2020 and 2021, the Company had $66 million and $60 million of issued letters of credit outstanding, respectively, of which $44 million and $39 million were issued from the revolving credit and guaranty agreement.
Sales and Indirect Tax Matters
The Company is under audit by various state and local tax authorities with regard to sales and indirect tax matters. The Company records sales and indirect tax reserves when they become probable and the amount can be reasonably estimated. These reserves are included in accrued expenses and other current liabilities on the consolidated balance sheets. The timing of the resolution of indirect tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the tax authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months the Company will receive additional assessments by various tax authorities in one or more jurisdictions. These assessments could result in changes to the Company's reserves related to positions on sales and indirect tax filings. In the year ended December 31, 2021, the Company favorably resolved a sales and indirect tax exposure resulting in a $29 million reduction of liabilities previously reserved.
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
As of December 31, 2020 and 2021, there was no preferred stock issued and outstanding.
12. Common Stock
Common Stock Reserved for Future Issuance
The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis (in thousands):

	December 31, 2020	December 31, 2021
Stock options issued and outstanding under the 2014 Plan	33,802	19,115
RSUs outstanding under the 2014 and 2020 Plan	34,939	27,556
Remaining shares available for future issuance	32,210	42,196
Shares available for issuance under the 2020 Employee Stock Purchase Plan	6,499	6,499
Total	107,450	95,366
2014 Equity Incentive Plan
In March 2014, the Company adopted the 2014 Stock Option Plan, as amended ("2014 Plan"), which provided for the granting of stock options to employees, consultants, and advisors of the Company. Options granted under the 2014 Plan are either incentive stock options or nonqualified stock options. Options under the 2014 Plan were granted for a term of up to ten years (or five years if the option was an incentive stock option granted to a greater than 10% stockholder) and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Company’s board of directors; provided, however, that the exercise price of an incentive stock option granted to a greater than 10% stockholder could not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years.
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
2020 Equity Incentive Plan
In November 2020, the Company's board of directors adopted, and the Company's stockholders approved, the 2020 Plan, which became effective one business day prior to the effective date of the IPO Registration Statement. The 2020 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares for the Company's Class A common stock to the Company's employees, directors, and consultants. Stock-based awards under the 2020 Plan that expire or are forfeited, canceled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2020 Plan. In addition, the number of shares of the Company's Class A common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2021 in an amount equal to the least of (i) 32,493,000 shares, (ii) five percent (5%) of the total number of all classes of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (iii) such other number of shares determined by the Company's board of directors prior to the applicable January 1.
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
RSUs
Prior to November 2020, the Company granted RSUs that vest only upon the satisfaction of both service-based and liquidity event-related performance vesting conditions. The service-based vesting condition for these awards generally is satisfied over four years. The liquidity event-related performance vesting condition was satisfied upon the effectiveness of the IPO Registration Statement. The liquidity event-related performance vesting condition was achieved upon the effectiveness of the Company’s IPO, resulting in the Company recording cumulative stock-based compensation expense of $279 million for IPO Vested RSUs. Stock-based compensation related to the remaining service-based period after the liquidity event-related performance vesting condition was satisfied will be recorded over the remaining requisite service period. Since November 2020, with the exception of the CEO Performance Award discussed below, the Company granted RSUs that vest only upon the satisfaction of a service-based vesting condition which is generally four years.
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
The Company recorded $12 million and $112 million of stock-based compensation expense related to the CEO Performance Award during the years ended December 31, 2020 and 2021, respectively. As of December 31, 2021, unrecognized stock-based compensation expense related to the CEO Performance Award was $289 million.
Stock Award Activities
A summary of activity under the 2014 and 2020 Plans and related information was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

		Options Outstanding
	Shares Available for Grant	Shares subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	32,210	33,802	$2.42	5.92	$4,744
Shares authorized	15,925	—
Options granted	—	—	$—
Options exercised	—	(14,642)	$2.18		2,329
Options forfeited	45	(45)	$4.08
RSUs granted	(8,217)	—
RSUs forfeited	1,382	—
Shares withheld related to net share settlement, returned to the 2020 Plan	851	—
Balance as of December 31, 2021	42,196	19,115	$2.60	4.59	$2,797
Exercisable as of December 31, 2021		17,690	$2.23	4.41	$2,595
Vested and expected to vest as of December 31, 2021		19,115	$2.60	4.59	$2,797
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019, 2020, and 2021 was $47 million, $129 million, and $2.3 billion, respectively. The weighted-average grant date fair value of stock options granted during the year ended December 31, 2019 was $11.78 per share. There were no stock options granted during the years ended December 31, 2020 and 2021.

The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2020	28,366		$4,049
Granted	8,217	$170.42
Vested	(38)	$102.86
Vested and settled	(7,645)	$53.93
Forfeited	(1,382)	$81.31
Unvested units as of December 31, 2021	27,518		$4,097
The aggregate intrinsic value disclosed in the above table is based on the closing price on the NYSE as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the years ended December 31, 2019, 2020, and 2021 was $27.31, $56.27, and $170.42, respectively.
Stock-Based Compensation Expense
The assumptions used to estimate the fair value of stock options granted for the periods presented were as follows:

Year Ended December 31,
	2019	2020	2021

Expected volatility	53.73% - 53.85%	—	—
Risk-free rate	2.35% - 2.36%	—	—
Dividend yield	—	—	—
Expected term (in years)	5.91 - 6.03	—	—
There were no stock options granted during the years ended December 31, 2020 and 2021.
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
Cost of revenue, exclusive of depreciation and amortization	$2	$31	$46
Sales and marketing	2	37	52
Research and development	8	171	182
General and administrative	6	83	206
Total stock-based compensation expense	$18	$322	$486
As of December 31, 2021, there was $7 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.64 years.
As of December 31, 2021, there was $1.6 billion of unrecognized stock-based compensation expense related to unvested RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award. The Company expects to recognize this expense over the remaining weighted-average period of 2.61 years.
2020 Employee Stock Purchase Plan
The Company's board of directors adopted, and the Company's stockholders approved, the 2020 Employee Stock Purchase Plan ("the ESPP"), which became effective on the business day immediately prior to the effectiveness of the IPO. A total of 6,498,600 shares of Class A common stock were initially reserved for sale under the ESPP. The number of shares of Class A common stock available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the fiscal year following the fiscal year in which the first enrollment date (if any) occurs equal to the least of (i) 6,498,600 shares of Class A common stock, (ii) one and one-half percent (1.5%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the ESPP.

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
As of December 31, 2020 and 2021, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.
13. Income Taxes
U.S. and foreign components of consolidated loss before income taxes was as follows (in millions):

	Year Ended December 31,
	2019	2020	2021
United States	$(666)	$(463)	$(461)
Foreign	—	5	(2)
Loss before income taxes	$(666)	$(458)	$(463)
The Company’s provision for income taxes for the years ended December 31, 2019, 2020, and 2021 was $1 million, $3 million, and $5 million, respectively. The provision for income taxes primarily consisted of franchise tax and U.S. federal and state income tax, as well as international taxes from foreign operations.
The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2019	2020	2021
Federal tax (benefit) at statutory rate	21%	21%	21%
State tax (benefit) at statutory rate, net of federal benefit	4	3	4
Change in valuation allowance	(23)	(21)	(225)
Stock-based compensation	—	(2)	155
Research and development credits	1	3	58
Change in fair value of forward contract liability	(3)	—	—
Non-deductible expenses	—	(3)	(1)
Non-deductible interest expenses	—	(2)	(1)
Unrecognized tax benefits	—	—	(12)
Provision for income taxes	—%	(1)%	(1)%
No deferred tax liabilities for foreign withholding taxes have been recorded relating to the earnings of the Company’s foreign subsidiaries since all such earnings are intended to be indefinitely reinvested.

The significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2020	2021
Deferred tax assets
Accruals and reserves	$95	$104
Stock-based compensation	72	36
Tax credits carryforward	23	237
Operating leases	64	101
Net operating losses carryforward	180	1,050
Total gross deferred tax assets	434	1,528
Less: Valuation allowance	(357)	(1,398)
Total deferred tax assets net of valuation allowance	77	130
Deferred tax liabilities
Property and equipment and intangible assets	(19)	(36)
ROU assets	(51)	(83)
Deferred contract costs	(10)	(15)
Total gross deferred tax liabilities	(80)	(134)
Net deferred tax liabilities	$(3)	$(4)
The Company accounts for deferred taxes under ASC 740, Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Due to the lack of U.S. earnings history, the U.S. federal and state deferred tax assets have been fully offset by a valuation allowance. Overall, the valuation allowance increased by $154 million, $97 million and $1,041 million in the years ended December 31, 2019, 2020 and 2021, respectively.
As of December 31, 2021, the Company had accumulated federal and state net operating loss carryforwards of $4,125 million and $3,265 million, respectively. Of the $4,125 million of federal net operating losses, $4,042 million is carried forward indefinitely but is limited to 80% of taxable income. The remaining federal and state net operating loss carryforwards will begin to expire in 2036 and 2024, respectively.
The Company also had $209 million of federal and $114 million of California research and development tax credit carryforwards as of December 31, 2021. The federal research and development tax credits expire in varying amounts starting in 2033. The California research credits do not expire and may be carried forward indefinitely.
The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be limited in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law. Based on the most recent analysis, the Company does not anticipate a current limitation on the tax attributes.
Unrecognized Tax Benefits
Included in the balance of unrecognized tax benefits as of December 31, 2020 and 2021 were $7 million and $69 million, respectively, of tax benefits, that, if recognized, majority would result in adjustments to the valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2021 will significantly increase or decrease within the next 12 months.
A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is included in the table below (in millions):

	Year Ended December 31,
	2019	2020	2021
Unrecognized tax benefits at beginning of year	$3	$7	$7
Increases related to current year tax positions	4	3	62
Decreases related to prior year tax positions	—	(3)	—
Unrecognized tax benefits at end of year	$7	$7	$69
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within provision for income taxes, which were immaterial for the periods presented.
The Company files U.S. federal and state income tax returns in the United States federal jurisdiction as well as foreign jurisdictions. The Company’s income tax returns generally remain subject to examination by United States federal and state and foreign tax authorities.
14. Net Loss per Share Attributable to Common Stockholders
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses. Before the IPO, the Company’s outstanding securities also included convertible preferred stock. The holders of redeemable convertible preferred stock did not have a contractual obligation to share in the Company’s losses, and as a result, net losses were not allocated to these securities.
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The shares issued in the IPO and the shares of Class A common stock issued upon conversion of the outstanding shares of redeemable convertible preferred stock in the IPO, as well as vested RSUs that have not been settled are included in the table below weighted for the period outstanding in the years ended December 31, 2020 and 2021 (in millions, except share amounts which are reflected in thousands, and per share data):

	Year Ended December 31,
	2019	2020		2021
	Common	Class A	Class B	Class A	Class B
Net loss	$(667)	$(446)	$(15)	$(424)	$(44)
Less: Deemed dividend to preferred stockholders	(1)	—	—	—	—
Net loss attributable to common stockholders	$(668)	$(446)	$(15)	$(424)	$(44)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	43,252	60,422	1,968	305,500	31,347
Net loss per share attributable to common stockholders, basic and diluted	$(15.44)	$(7.39)	$(7.39)	$(1.39)	$(1.39)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2019	2020	2021
Redeemable convertible preferred stock (on an as-converted basis)	230,953	—	—
Stock options to purchase common stock	36,247	33,802	19,115
Unvested restricted stock units(1)	15,924	17,987	17,139
Convertible promissory notes	—	2,595	—
Total	283,124	54,384	36,254

(1) The CEO Performance Award is excluded from the above table because the Company Stock Price Target had not been met as of December 31, 2020 and 2021.
15. 401(k) Plan

The Company has a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, eligible and participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company does not make contributions for eligible employees.
16. Subsequent Events
On February 14, 2022, the Company entered into a definitive agreement to acquire an ordering and payment platform company domiciled in the United States for approximately $90 million in cash, subject to customary adjustments. The transaction is subject to customary closing conditions and is expected to close in the first quarter of 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer (“certifying officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our certifying officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.
Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, KPMG LLP, who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, issued an audit report on the Company's internal control over financial reporting. That Report of Independent Registered Public Accounting Firm is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

Our management, including our certifying officers, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to the inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting.

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
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2021.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2021.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated November 9, 2021, by and among DoorDash, Inc., Wolt Enterprises Oy, the Sellers and Mikko Kuusi, as the Securityholder Representative	S-4	333-261844	2.1	December 22, 2021
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K	001-39759	3.1	March 5, 2021
3.2	Amended and Restated Bylaws of the registrant.	8-K	001-39759	3.1	August 5, 2021
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-250056	4.1	November 13, 2020
4.2	Seventh Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of June 17, 2020.	S-1	333-250056	4.2	November 13, 2020
4.3	Description of Capital Stock.	10-K	001-39759	4.3	March 5, 2021
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-250056	10.1	November 13, 2020
10.2+	DoorDash, Inc. 2020 Equity Incentive Plan and related form agreements.	S-1/A	333-250056	10.2	November 30, 2020
10.3+	DoorDash, Inc. 2020 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-250056	10.3	November 30, 2020
10.4+	DoorDash, Inc. 2014 Stock Plan, as amended, and related form agreements.	S-1	333-250056	10.4	November 13, 2020
10.5+	Executive Change in Control and Severance Plan.	S-1	333-250056	10.5	November 13, 2020
10.6+	Executive Incentive Compensation Plan.	S-1	333-250056	10.6	November 13, 2020
10.7+	Outside Director Compensation and Equity Ownership Policy.	S-1/A	333-250056	10.7	November 30, 2020
10.8+	Confirmatory Employment Letter between the registrant and Tony Xu, dated as of October 23, 2020.	S-1/A	333-250056	10.8	November 30, 2020
10.9+	Confirmatory Employment Letter between the registrant and Christopher Payne, dated as of October 23, 2020.	S-1/A	333-250056	10.9	November 30, 2020
10.10+	Confirmatory Employment Letter between the registrant and Prabir Adarkar, dated as of October 23, 2020.	S-1/A	333-250056	10.10	November 30, 2020
10.11+	Confirmatory Employment Letter between the registrant and Keith Yandell, dated as of October 23, 2020.	S-1/A	333-250056	10.11	November 30, 2020

10.12+	DoorDash, Inc. 2014 Stock Plan Restricted Unit Agreement between the registrant and Tony Xu, dated as of November 24, 2020.	S-1/A	333-250056	10.14	November 30, 2020
10.13	Form of Exchange Agreement among the registrant, each of Tony Xu, Andy Fang, and Stanley Tang, and certain related entities.	S-1	333-250056	10.15	November 13, 2020
10.14	Form of Equity Exchange Right Agreement between the registrant and each of Tony Xu, Andy Fang, and Stanley Tang.	S-1	333-250056	10.16	November 13, 2020
10.15	Amended and Restated Revolving Credit and Guaranty Agreement among the registrant, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of August 7, 2020.	S-1	333-250056	10.17	November 13, 2020
10.16	Office Lease between the registrant and Kilroy Realty 303, LLC, dated as of October 18, 2018, as amended on July 30, 2019.	S-1	333-250056	10.19	November 13, 2020
21.1	List of subsidiaries of the registrant.	S-4/A	333-261844	21.1	February 24, 2022
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included in signature pages hereto).
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.
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
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 1st day of March, 2022.

DOORDASH, INC.

By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tony Xu, Prabir Adarkar, Tia Sherringham, and Keith Yandell, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony Xu	Chief Executive Officer and Director	March 1, 2022
Tony Xu	(Principal Executive Officer)

/s/ Prabir Adarkar	Chief Financial Officer	March 1, 2022
Prabir Adarkar	(Principal Financial Officer)

/s/ Gordon Lee	Chief Accounting Officer	March 1, 2022
Gordon Lee	(Principal Accounting Officer)

/s/ Shona L. Brown	Director	March 1, 2022
Shona L. Brown

/s/ L. John Doerr	Director	March 1, 2022
L. John Doerr

/s/ Andy Fang	Director	March 1, 2022
Andy Fang

/s/ Alfred Lin	Director	March 1, 2022
Alfred Lin

/s/ Stanley Meresman	Director	March 1, 2022
Stanley Meresman

/s/ Maria Renz	Director	March 1, 2022
Maria Renz

/s/ Stanley Tang	Director	March 1, 2022
Stanley Tang

/s/ Greg Peters	Director	March 1, 2022
Greg Peters