Form 10-Q
period 2022-03-31
DoorDash, Inc.
filed 2022-05-06
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 320,984,846 shares of Class A common stock, 30,265,011 shares of Class B common stock, and no shares of Class C common stock as of April 26, 2022.

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
•the demand for our platform or for local commerce platforms in general;
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
•our expectations regarding our proposed acquisition of Wolt Enterprises Oy (“Wolt"), including the timing, completion, and expected benefits, as well as plans, objectives, and expectations with respect to future operations and markets in which we, Wolt, and the combined company will operate;
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2021	March 31, 2022

Assets
Current assets:
Cash and cash equivalents	$2,504	$2,243
Short-term marketable securities	1,253	1,353
Funds held at payment processors	320	293
Accounts receivable, net	349	321
Prepaid expenses and other current assets	139	208
Total current assets	4,565	4,418
Long-term marketable securities	650	643
Operating lease right-of-use assets	336	354
Property and equipment, net	402	455
Intangible assets, net	61	76
Goodwill	316	376
Non-marketable equity securities	409	412
Other assets	70	88
Total assets	$6,809	$6,822
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$161	$203
Operating lease liabilities	26	31
Accrued expenses and other current liabilities	1,573	1,526
Total current liabilities	1,760	1,760
Operating lease liabilities	373	391
Other liabilities	9	19
Total liabilities	2,142	2,170
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2021 and March 31, 2022, 315,266 and 320,848 Class A shares issued and outstanding as of December 31, 2021 and March 31, 2022, respectively; 200,000 Class B shares authorized as of December 31, 2021 and March 31, 2022, 31,246 and 30,265 Class B shares issued and outstanding as of December 31, 2021 and March 31, 2022, respectively; 2,000,000 Class C shares authorized as of December 31, 2021 and March 31, 2022, zero Class C shares issued and outstanding as of December 31, 2021 and March 31, 2022	—	—
Additional paid-in capital	6,752	6,914
Accumulated other comprehensive loss	(4)	(14)
Accumulated deficit	(2,081)	(2,248)
Total stockholders’ equity	4,667	4,652
Total liabilities and stockholders’ equity	$6,809	$6,822
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2022

Revenue	$1,077	$1,456
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	563	763
Sales and marketing	333	414
Research and development	82	148
General and administrative	169	245
Depreciation and amortization	29	59
Total costs and expenses	1,176	1,629
Loss from operations	(99)	(173)
Interest income	2	1
Interest expense	(12)	—
Other income, net	—	5
Loss before provision for income taxes	(109)	(167)
Provision for income taxes	1	—
Net loss	$(110)	$(167)
Net loss per share, basic and diluted	$(0.34)	$(0.48)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	327,815	349,219
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2022

Net loss	$(110)	$(167)
Other comprehensive loss:
Change in unrealized loss on marketable securities	—	(10)
Total other comprehensive loss	—	(10)
Comprehensive loss	$(110)	$(177)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
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

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

Balances as of December 31, 2021	346,512	$—	$6,752	$(2,081)	$(4)	$4,667
Issuance of common stock upon settlement of restricted stock units	1,915	—	—	—	—	—
Issuance of common stock upon exercise of stock options	2,686	—	5	—	—	5
Stock-based compensation	—	—	157	—	—	157
Other comprehensive loss	—	—	—	—	(10)	(10)
Net loss	—	—	—	(167)	—	(167)
Balances as of March 31, 2022	351,113	$—	$6,914	$(2,248)	$(14)	$4,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2022
Cash flows from operating activities
Net loss	$(110)	$(167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29	59
Non-cash interest expense	11	—
Stock-based compensation	97	129
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	11	16
Bad debt expense	16	2
Other	6	1
Changes in operating assets and liabilities:
Funds held at payment processors	19	30
Accounts receivable, net	(7)	25
Prepaid expenses and other current assets	79	(68)
Other assets	(4)	(23)
Accounts payable	—	34
Accrued expenses and other current liabilities	27	(44)
Payments for operating lease liabilities	(8)	(14)
Net cash provided by (used in) operating activities	166	(20)
Cash flows from investing activities
Purchases of property and equipment	(32)	(32)
Acquisition, net of cash acquired	—	(71)
Capitalized software and website development costs	(22)	(39)
Purchases of marketable securities	(99)	(656)
Maturities of marketable securities	146	201
Sales of marketable securities	—	351
Net cash used in investing activities	(7)	(246)
Cash flows from financing activities
Proceeds from exercise of stock options	13	5
Deferred offering costs paid	(10)	—
Repayment of convertible notes	(333)	—
Taxes paid related to net share settlement of equity awards	(166)	—
Net cash (used in) provided by financing activities	(496)	5
Foreign currency effect on cash, cash equivalents, and restricted cash	—	1
Net decrease in cash, cash equivalents, and restricted cash	(337)	(260)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	4,345	2,506
Cash, cash equivalents, and restricted cash, end of period	$4,008	$2,246
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$4,007	$2,243
Restricted cash	1	3
Total cash, cash equivalents, and restricted cash	$4,008	$2,246
Supplemental disclosure of cash flow information
Cash paid for interest	$42	$—
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$11	$33
Stock-based compensation included in capitalized software and website development costs	$21	$28
Holdback consideration for acquisition	$—	$9
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
DoorDash, Inc. (the “Company”), is incorporated in Delaware with headquarters in San Francisco, California. The Company provides a local commerce platform that enables local businesses to address consumers’ expectations of ease and immediacy and thrive in today’s convenience economy.
The Company’s local commerce platform connects merchants, consumers, and Dashers. The Company operates the DoorDash Marketplace, which enables merchants to establish an online presence and expand their reach by connecting them with consumers (the “Marketplace”). Merchants can fulfill this demand with independent contractors who use the Company’s platform to deliver orders (“Dashers”). As part of the Marketplace, the Company also offers Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Work, which provides merchants on the Company’s platform with large group orders and catering orders for businesses and events. The Marketplace also includes DashPass, the Company’s membership product, which provides consumers with unlimited access to eligible merchants with zero delivery fees and reduced service fees. In addition to the Marketplace, the Company offers Platform Services, which primarily includes DoorDash Drive ("Drive"), a white-label delivery fulfillment service that enables merchants that have generated consumer demand through their own channels to fulfill this demand using the Company’s platform, and DoorDash Storefront ("Storefront"), that enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or fulfillment capabilities.
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
These unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. They should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of the results for a full year.
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
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification ("ASC") Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of the update on its consolidated financial statements.
3. Revenue
Disaggregated Revenue Information
All revenue recognized during the periods presented was related to the Company's core business, which is primarily comprised of Marketplace (which includes Pickup and DoorDash for Work) and Drive.
Revenue by geographic area is determined based on the address of the merchant, or in the case of DashPass, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended March 31,
	2021	2022

United States	$1,072	$1,445
International	5	11
Total revenue	$1,077	$1,456
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the three months ended March 31, 2022 was as follows (in millions):

Contract Liabilities
Beginning balance	$183
Addition to contract liabilities	407
Reduction of contract liabilities(1)(2)	(418)
Ending balance	$172
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
(2) Included in the beginning balance of contract liabilities was $68 million associated with unearned prepayments received by the Company, of which $42 million was recognized as revenue during the three months ended March 31, 2022.

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

	Three Months Ended March 31,
	2021	2022

Beginning balance	$43	$62
Capitalization of deferred contract costs	6	13
Amortization of deferred contract costs	(5)	(6)
Ending balance	$44	$69
Deferred contract costs, current	$17	$27
Deferred contract costs, non-current	27	42
Total deferred contract costs	$44	$69
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Three Months Ended March 31,
	2021	2022

Beginning balance	$13	$39
Additions to the provision for expected credit losses	16	2
Writeoffs charged against the allowance	(1)	(4)
Ending balance	$28	$37
4. Acquisition
Bbot Acquisition
On March 1, 2022, the Company acquired Bbot, Inc., a hospitality technology company. The addition of Bbot's products and technology to the Company's platform will offer merchants more solutions for their in-store and online channels, including in-store digital ordering and payments. The acquisition was accounted for under the acquisition method of accounting. The total purchase consideration was approximately $88 million in cash, including a $9 million indemnification holdback, which was recorded in other liabilities.
The total purchase consideration was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the anticipated synergies from the future growth opportunities from the adoption of Bbot’s technology by the Company’s merchants. The fair value of assets acquired and liabilities assumed are based on management’s best estimate and assumptions, and are considered preliminary pending finalization of the valuation analyses pertaining to assets acquired and liabilities assumed, which primarily relate to acquired intangible assets. The measurement period will end no later than one-year from the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

March 1, 2022

Current assets	$11
Intangible assets	18
Goodwill	60
Other liabilities	(1)
Total purchase price	$88
The intangible assets acquired consisted of existing technology and customer relationships, which had estimated remaining useful lives of 5 and 3 years as of the date of the acquisition, respectively.
The acquisition was not material to the Company for the periods presented and therefore, pro forma information has not been presented.
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the three months ended March 31, 2022 were as follows (in millions):

Total

Balance as of December 31, 2021	$316
Acquisition	60
Balance as of March 31, 2022	$376
Intangible assets, net consisted of the following as of December 31, 2021 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	7.0	$71	$(52)	$19
Vendor relationships	10.8	45	(8)	37
Courier relationships	—	1	(1)	—
Customer relationships	0.8	9	(6)	3
Trade name and trademarks	0.8	6	(4)	2
Balance as of December 31, 2021		$132	$(71)	$61
Intangible assets, net consisted of the following as of March 31, 2022 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	5.9	$86	$(53)	$33
Vendor relationships	10.6	45	(8)	37
Courier relationships	—	1	(1)	—
Customer relationships	2.1	12	(7)	5
Trade name and trademarks	0.6	6	(5)	1
Balance as of March 31, 2022		$150	$(74)	$76
Amortization expense associated with intangible assets was $4 million and $3 million for the three months ended March 31, 2021 and 2022, respectively.

The estimated future amortization expense of intangible assets as of March 31, 2022 was as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2022	$11
2023	10
2024	10
2025	9
2026	9
Thereafter	27
Total estimated future amortization expense	$76
6. Fair Value Measurements
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$544	$—	$—	$544
U.S. Treasury securities	—	50	—	50
Short-term marketable securities
Commercial paper	—	373	—	373
Corporate bonds	—	141	—	141
U.S. government agency securities	—	69	—	69
U.S. Treasury securities	—	670	—	670
Long-term marketable securities
Corporate bonds	—	114	—	114
U.S. government agency securities	—	49	—	49
U.S. Treasury securities	—	487	—	487
Total	$544	$1,953	$—	$2,497

	March 31, 2022
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$442	$—	$—	$442
U.S. Treasury securities	—	49	—	49
Short-term marketable securities
Commercial paper	—	215	—	215
Corporate bonds	—	162	—	162
U.S. government agency securities	—	79	—	79
U.S. Treasury securities	—	897		897
Long-term marketable securities
Corporate bonds	—	54	—	54
U.S. government agency securities	—	42	—	42
U.S. Treasury securities	—	547	—	547
Total	$442	$2,045	$—	$2,487
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
There were no Level 3 assets or liabilities as of December 31, 2021 and March 31, 2022.

7. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2021
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$544	$—	$—	$544
U.S. Treasury securities	50	—	—	50
Short-term marketable securities
Commercial paper	373	—	—	373
Corporate bonds	141	—	—	141
U.S. government agency securities	69	—	—	69
U.S. Treasury securities	671	—	(1)	670
Long-term marketable securities
Corporate bonds	115	—	(1)	114
U.S. government agency securities	49	—	—	49
U.S. Treasury securities	489	—	(2)	487
Total	$2,501	$—	$(4)	$2,497

	March 31, 2022
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$442	$—	$—	$442
U.S. Treasury securities	49	—	—	49
Short-term marketable securities
Commercial paper	215	—	—	215
Corporate bonds	163	—	(1)	162
U.S. government agency securities	79	—	—	79
U.S. Treasury securities	900	—	(3)	897
Long-term marketable securities
Corporate bonds	55	—	(1)	54
U.S. government agency securities	43	—	(1)	42
U.S. Treasury securities	555	—	(8)	547
Total	$2,501	$—	$(14)	$2,487
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2021, and March 31, 2022.

Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2021	March 31, 2022

Equipment for merchants	$160	$172
Capitalized software and website development costs	288	355
Leasehold improvements	98	110
Computer equipment and software	47	53
Office equipment	25	28
Construction in progress	31	38
Total	649	756
Less: Accumulated depreciation and amortization	(247)	(301)
Property and equipment, net	$402	$455
Depreciation expenses were $18 million and $27 million for the three months ended March 31, 2021 and 2022, respectively.
The Company capitalized $43 million and $67 million in capitalized software and website development costs during the three months ended March 31, 2021 and 2022, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $7 million and $29 million for the three months ended March 31, 2021 and 2022, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2021	March 31, 2022

Dasher and merchant payable	$424	$359
Accrued operations related expenses	217	184
Contract liabilities	183	172
Sales tax payable and accrued sales and indirect taxes	167	163
Insurance reserves	143	206
Litigation reserves	107	120
Accrued advertising	102	96
Other	230	226
Total	$1,573	$1,526
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
In November 2019 the Company filed an agreement to pay $40 million with the representatives of Dashers that had filed certain actions in California and Massachusetts in settlement of claims under the Private Attorney General Act and class action claims alleging worker misclassification of Dashers against the Company. These actions were filed by and on behalf of Massachusetts Dashers that utilized the DoorDash platform since September 2014 and California Dashers that utilized the DoorDash platform since August 2016. The Company entered into several amended settlement agreements to increase the total amount to be paid by the Company, including a final settlement agreement in April 2021, which increased the total amount to be paid by the Company to $100 million. In January 2022, the settlement received final approval and the Company anticipates the payout of $100 million in 2022.
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
No liability associated with such indemnifications was recorded as of December 31, 2021 and March 31, 2022.
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
As of December 31, 2021 and March 31, 2022, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2021 and March 31, 2022, no amounts were drawn from the credit facility.
The Company maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2021 and March 31, 2022, the Company had $60 million and $80 million of issued letters of credit outstanding, respectively, of which $39 million and $59 million, respectively, were issued from the revolving credit and guaranty agreement.
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
9. Common Stock
2014 Equity Incentive Plan
In March 2014, the Company adopted the 2014 Stock Option Plan, as amended (the "2014 Plan"), which provided for the granting of stock options to employees, consultants, and advisors of the Company. Options granted under the 2014 Plan are either incentive stock options or nonqualified stock options. Options under the 2014 Plan were granted at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Company’s board of directors; provided, however, that the exercise price of an incentive stock option granted to a greater than 10% stockholder could not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vest over four years.
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
In connection with the Company's initial public offering (the "IPO"), the 2014 Plan was terminated effective immediately prior to the effectiveness of the 2020 Equity Incentive Plan (the "2020 Plan") and the Company ceased granting any additional awards under the 2014 Plan. All outstanding awards under the 2014 Plan at the time of the termination of the 2014 Plan remain subject to the terms of the 2014 Plan, and any shares underlying stock options that expire or terminate or are forfeited or repurchased by the Company under the 2014 Plan were automatically transferred to the 2020 Plan.
2020 Equity Incentive Plan
In November 2020, the Company's board of directors adopted, and the Company's stockholders approved, the 2020 Plan, which became effective one business day prior to the effective date of the Company's IPO registration statement. The 2020 Plan provides for the granting of nonstatutory stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights, performance units, and performance shares for the Company's Class A common stock to the Company's employees, directors, and consultants. Stock-based awards under the 2020 Plan that expire or are forfeited, canceled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2020 Plan. In addition, the number of shares of the Company's Class A common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2022 in an amount equal to the least of (i) 32,493,000 shares, (ii) five percent (5%) of the total number of all classes of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (iii) such other number of shares determined by the Company's board of directors prior to the applicable January 1.
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
Stock Award Activities
A summary of activity under the 2014 Plan and 2020 Plan and related information was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2021	19,115	$2.60	4.59	$2,797
Granted	—	$—
Exercised	(2,687)	$1.73		$316
Forfeited	(3)	$3.28
Balance as of March 31, 2022	16,425	$2.74	4.31	$1,880
Exercisable as of March 31, 2022	15,563	$2.44	4.19	$1,786
Vested and expected to vest as of March 31, 2022	16,425	$2.74	4.31	$1,880
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the NYSE as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2021, and 2022 was $888 million and $316 million, respectively. There were no stock options granted during the three months ended March 31, 2021 and 2022.
The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested units as of December 31, 2021	27,518		$4,097
Granted	2,361	$104.15
Vested	(1)	$115.92
Vested and settled	(1,908)	$79.38
Forfeited	(548)	$106.36
Unvested units as of March 31, 2022	27,422		$3,214
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the NYSE as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the three months ended March 31, 2021 and 2022 was $180.73 and $104.15, respectively.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2021	2022

Cost of revenue, exclusive of depreciation and amortization	$9	$12
Sales and marketing	10	14
Research and development	35	55
General and administrative	43	48
Total stock-based compensation expense	$97	$129
As of March 31, 2022, there was $4 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.48 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of March 31, 2022, unrecognized stock-based compensation expense related to the CEO Performance Award was $262 million, which is expected to be recognized over a period of 3.07 years.
As of March 31, 2022, there was $1.6 billion of unrecognized stock-based compensation expense related to unvested RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award granted in November 2020. The Company expects to recognize this expense over the remaining weighted-average period of 2.62 years.
2020 Employee Stock Purchase Plan
In November 2020, the Company's board of directors adopted, and the Company's stockholders approved, the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on the business day immediately prior to the effective date of the Company's IPO registration statement. A total of 6,498,600 shares of Class A common stock were initially reserved for sale under the ESPP. The number of shares of Class A common stock available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the fiscal year following the fiscal year in which the first enrollment date (if any) occurs equal to the least of (i) 6,498,600 shares of Class A common stock, (ii) one and one-half percent (1.5%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the ESPP.
Subject to any limitations contained therein, the ESPP allows eligible employees to contribute (in the form of payroll deductions or otherwise to the extent permitted by the administrator) an amount established by the administrator from time to time in its discretion to purchase Class A common stock at a discounted price per share.
As of March 31, 2022, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
The Company recorded $1 million and zero of provision for income taxes for the three months ended March 31, 2021 and 2022, respectively. The provision for income taxes presented were primarily attributable to state franchise taxes and income taxes in foreign jurisdictions.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of March 31, 2022, the Company continues to maintain a full valuation allowance on its deferred tax assets except in certain foreign jurisdictions.
As of March 31, 2022, the Company had $71 million of unrecognized tax benefits, which, if recognized, the majority of which would result in adjustments to the valuation allowance. The Company is subject to income tax audits in the United States and in foreign jurisdictions. The Company recorded liabilities related to uncertain tax positions and believes that the Company has provided adequate reserves for income tax uncertainties in all open tax years. Due to the Company’s history of tax losses, all years remain open to tax audits.
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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. RSUs that vested but have not been settled are included in the denominator in calculating net loss per share for the three months ended March 31, 2022 (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended March 31,
	2021		2022
	Class A	Class B	Class A	Class B

Net loss	$(99)	$(11)	$(152)	$(15)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	296,498	31,317	318,086	31,133
Net loss per share, basic and diluted	$(0.34)	$(0.34)	$(0.48)	$(0.48)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain performance or market conditions which were not satisfied at the end of the respective periods (in thousands):

	As of March 31,
	2021	2022
Stock options to purchase common stock	27,812	16,425
Unvested restricted stock units	27,491	27,422
Total	55,303	43,847
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Factors that could cause or contribute to such differences include those identified below and those discussed in the section titled “Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview
We have built a local commerce platform that enables local businesses to address consumers’ expectations of ease and immediacy. We built our products to serve the needs of three key constituents: merchants, consumers, and Dashers. We do this primarily through our Marketplace, which offers a broad array of services that enable merchants to solve mission-critical challenges such as customer acquisition and demand generation, order fulfillment, merchandising, payment processing, and customer support. Our Marketplace enables merchants to establish an online presence and expand their reach by connecting them with millions of consumers. Merchants can fulfill this demand through delivery, generally facilitated by our platform, or in-person pickup by consumers. We also enable merchants to advertise and promote on our platform in order to acquire new consumers and drive incremental sales.
In addition to our Marketplace, which accounts for the vast majority of our revenue today, our Platform Services business, which primarily consists of Drive and Storefront, offers services to help merchants facilitate sales through their own channels. Drive, our white-label delivery fulfillment service, enables merchants to fulfill consumer demand generated through their own channels using our platform. Storefront enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or fulfillment capabilities.
We currently operate our business in the U.S., Canada, Australia, Japan, and Germany.
Key Business and Non-GAAP Metrics
In addition to the measures presented in our condensed consolidated financial statements, we use the following key business and non-GAAP metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022

Total Orders	329	404
Marketplace GOV	$9,913	$12,353
Contribution Profit(1)	$209	$319
Contribution Margin(1)	19%	22%
Contribution Profit as a % of Marketplace GOV	2%	3%
Adjusted EBITDA(1)	$43	$54
Adjusted EBITDA Margin(1)	4%	4%
Adjusted EBITDA as a % of Marketplace GOV	—%	—%
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
In the first quarter of 2022, Total Orders increased to 404 million, or 23% growth compared to the same quarter of 2021. The increase in Total Orders was driven primarily by growth in consumers and increased consumer engagement.
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
In the first quarter of 2022, Marketplace GOV increased to $12.4 billion, or 25% growth compared to the same quarter of 2021, driven primarily by the growth in Total Orders.

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
In the first quarter of 2022, Contribution Profit increased to $319 million, compared to $209 million in the same quarter of 2021, driven primarily by growth in Marketplace GOV. Contribution Margin increased to 22% in the first quarter of 2022 from 19% in the same quarter of 2021.
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
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs, (iv) impairment expenses, (v) provision for income taxes, (vi) interest income and expense, (vii) other income (expense), net, (viii) stock-based compensation expense and certain payroll tax expense, and (ix) depreciation and amortization expense. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue for the same period.
In the first quarter of 2022, Adjusted EBITDA increased to $54 million from $43 million in the same quarter of 2021, driven primarily by growth in Marketplace GOV. In the first quarter of 2022, Adjusted EBITDA Margin remained flat at 4% compared to the same quarter of 2021.
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
In addition, we generate revenue from other sources, including from our Platform Services business, which primarily consists of our Drive and Storefront offerings. We generate revenue from Drive by collecting per-order fees from merchants to arrange for delivery services that fulfill demand generated through their own channels. Revenue from Drive is recognized at the point in time when the consumer obtains control of the merchant’s products.

Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue primarily consists of (i) order management costs, which include payment processing charges, net of rebates issued from payment processors, costs associated with cancelled orders, insurance expenses, and costs related to placing orders with non-partner merchants, and costs related to first party product sales, for which we take control of inventory, (ii) platform costs, which include costs for onboarding merchants and Dashers, costs for providing support for consumers, merchants, and Dashers, and technology platform infrastructure costs, and (iii) personnel costs, which include personnel-related compensation expenses related to our local operations, support, and other teams, and allocated overhead. Personnel-related compensation expenses primarily include salary, bonus, benefits, and stock-based compensation expense. Allocated overhead is determined based on an allocation of shared costs, such as facilities (including rent and utilities) and information technology costs, among all departments based on employee headcount.
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
General and Administrative
General and administrative expenses primarily consist of legal, tax, and regulatory expenses, which include litigation settlement expenses and sales and indirect taxes, personnel-related compensation expenses related to administrative employees, which include finance and accounting, human resources and legal, chargebacks associated with fraudulent credit card transactions, professional services fees, transaction-related costs, bad debt expense, and allocated overhead.
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
Other Income, Net
Other income, net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency.
Provision for Income Taxes
Provision for income taxes primarily consists of U.S. federal and state income tax and franchise tax, as well as international taxes from foreign operations.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
(In millions)	2021	2022

Revenue	$1,077	$1,456
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization	563	763
Sales and marketing	333	414
Research and development	82	148
General and administrative	169	245
Depreciation and amortization(2)	29	59
Total costs and expenses	1,176	1,629
Loss from operations	(99)	(173)
Interest income	2	1
Interest expense	(12)	—
Other income, net	—	5
Loss before income taxes	(109)	(167)
Provision for income taxes	1	—
Net loss	$(110)	$(167)
(1)Costs and expenses include stock-based compensation expense as follows:

	Three Months Ended March 31,
(In millions)	2021	2022

Cost of revenue, exclusive of depreciation and amortization	$9	$12
Sales and marketing	10	14
Research and development	35	55
General and administrative	43	48
Total stock-based compensation expense	$97	$129
(2)Depreciation and amortization related to the following:

	Three Months Ended March 31,
(In millions)	2021	2022

Cost of revenue	$21	$31
Sales and marketing	2	6
Research and development	5	18
General and administrative	1	4
Total depreciation and amortization	$29	$59

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2021	2022
Revenue	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	52%	53%
Sales and marketing	31%	28%
Research and development	8%	10%
General and administrative	15%	17%
Depreciation and amortization	3%	4%
Total costs and expenses	109%	112%
Loss from operations	(9)%	(12)%
Interest income	—%	—%
Interest expense	(1)%	—%
Other income, net	—%	—%
Loss before income taxes	(10)%	(12)%
Provision for income taxes	—%	—%
Net loss	(10)%	(12)%
Comparison of the Three Months Ended March 31, 2021 and 2022
Revenue

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Revenue	$1,077	$1,456	35%
Revenue increased by $379 million, or 35%, during the first quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by a 25% growth in Marketplace GOV. On a year-over-year basis, revenue for the first quarter of 2022 grew at a faster rate than Marketplace GOV primarily due to improvements in Dasher supply.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Cost of revenue, exclusive of depreciation and amortization	$563	$763	36%
Cost of revenue, exclusive of depreciation and amortization, increased by $200 million, or 36%, for the first quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by an increase of $124 million in order management costs and an increase of $51 million in platform costs, driven by growth in Total Orders and Marketplace GOV, as well as by increases in insurance reserves and costs associated with our first-party distribution business.
Sales and Marketing

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Sales and marketing	$333	$414	24%
Sales and marketing expenses increased by $81 million, or 24%, for the first quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by an increase of $49 million in advertising expenses and an increase of $25 million in personnel-related compensation expenses and allocated overhead driven by increased headcount.

Research and Development

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Research and development	$82	$148	80%
Research and development expenses increased by $66 million, or 80%, for the first quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by an increase of $82 million in personnel-related compensation expenses and allocated overhead due to increased headcount, partially offset by an increase in capitalized software and website development costs of $24 million.
General and Administrative

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

General and administrative	$169	$245	45%
General and administrative expenses increased by $76 million, or 45%, for the first quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by an increase of $33 million in sales and indirect tax liability as we favorably resolved a sales and indirect tax exposure which resulted in a benefit in the first quarter of 2021, and an increase of $27 million in personnel-related compensation expenses and allocated overhead due to increased headcount.
Depreciation and Amortization

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Depreciation and amortization	$29	$59	103%
Depreciation and amortization expenses increased by $30 million, or 103%, for the first quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by an increase of $21 million in amortization expense related to increased capitalized software and website development costs.
Interest Income

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Interest income	$2	$1	(50)%
Interest income was not material in the periods presented.
Interest Expense

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Interest expense	$(12)	$—	(100)%
Interest expense decreased by $12 million, or 100%, for the first quarter of 2022, compared to the same quarter of 2021. The decrease in interest expense was primarily attributable to the repayment of our Convertible Notes in February 2021.

Other Income (Expense), Net

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022	% Change

Other income, net	$—	$5	100%
Other income, net was not material in the periods presented.
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

The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended March 31,
(In millions)	2021	2022

Cost of revenue, exclusive of depreciation and amortization	$563	$763
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(9)	(12)
Allocated overhead	(5)	(9)
Adjusted cost of revenue	$549	$742
Adjusted Sales and Marketing Expense
We define adjusted sales and marketing expense as sales and marketing expenses excluding stock-based compensation expense and certain payroll tax expense, and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended March 31,
(In millions)	2021	2022

Sales and marketing	$333	$414
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(10)	(14)
Allocated overhead	(4)	(5)
Adjusted sales and marketing	$319	$395
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
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended March 31,
(In millions)	2021	2022

Research and development	$82	$148
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(36)	(56)
Allocated overhead	(3)	(4)
Adjusted research and development	$43	$88
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

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended March 31,
(In millions)	2021	2022

General and administrative	$169	$245
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(45)	(48)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(13)	(24)
Transaction-related costs	—	(14)
Allocated overhead from cost of revenue, sales and marketing, and research and development	12	18
Adjusted general and administrative	$123	$177

(1)We exclude certain costs and expenses from our calculation of adjusted general and administrative expense because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, (ii) reserves for the collection of sales and indirect taxes that we do not expect to incur on a recurring basis, (iii) costs related to the settlement of an intellectual property matter, (iv) expenses related to supporting various policy matters, including those related to worker classification and price controls, and (v) donations as part of our relief efforts in connection with the COVID-19 pandemic and Russia's invasion of Ukraine. We believe it is appropriate to exclude the foregoing matters from our calculation of adjusted general and administrative expense because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 and similar legislation.
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
Gross profit (loss) is the most directly comparable financial measure to Contribution Profit (Loss). The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022

Revenue	$1,077	$1,456
Less: Cost of revenue, exclusive of depreciation and amortization	(563)	(763)
Less: Depreciation and amortization related to cost of revenue	(21)	(31)
Gross profit	$493	$662
Gross Margin	46%	45%
Less: Sales and marketing	$(333)	$(414)
Add: Depreciation and amortization related to cost of revenue	21	31
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	19	26
Add: Allocated overhead included in cost of revenue and sales and marketing	9	14
Contribution Profit	$209	$319
Contribution Margin	19%	22%

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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022

Gross profit	$493	$662
Add: Depreciation and amortization related to cost of revenue	21	31
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	9	12
Add: Allocated overhead included in cost of revenue	5	9
Adjusted Gross Profit	$528	$714
Adjusted Gross Margin	49%	49%
Adjusted EBITDA
Adjusted EBITDA is a measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs, (iv) impairment expenses, (v) provision for income taxes, (vi) interest income and expense, (vii) other income (expense), net, (viii) stock-based compensation expense and certain payroll tax expense, and (ix) depreciation and amortization expense. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue for the same period.
The following tables provide a reconciliation of net loss to Adjusted EBITDA and a calculation of net margin and Adjusted EBITDA Margin:

	Three Months Ended March 31,
(In millions)	2021	2022

Net loss	$(110)	$(167)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	13	24
Transaction-related costs	—	14
Provision for income taxes	1	—
Interest income and expense	10	(1)
Other (income) expense, net	—	(5)
Stock-based compensation expense and certain payroll tax expense	100	130
Depreciation and amortization expense	29	59
Adjusted EBITDA	$43	$54
(1)We exclude certain costs and expenses from our calculation of Adjusted EBITDA because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, (ii) reserves for the collection of sales and indirect taxes that we do not expect to incur on a recurring basis, (iii) costs related to the settlement of an intellectual property matter, (iv) expenses related to supporting various policy matters, including those related to worker classification and price controls, and (v) donations as part of our relief efforts in connection with the COVID-19 pandemic and Russia's invasion of Ukraine. We believe it is appropriate to exclude the foregoing matters from our calculation of Adjusted EBITDA because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 and similar legislation.

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022

Revenue	$1,077	$1,456
Net loss	$(110)	$(167)
Net margin	(10)%	(12)%

	Three Months Ended March 31,
(In millions, except percentages)	2021	2022

Revenue	$1,077	$1,456
Adjusted EBITDA	$43	$54
Adjusted EBITDA Margin	4%	4%
Credit Facilities
On November 19, 2019, we entered into a revolving credit and guaranty agreement with JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs & Co. LLC, which, as amended and restated on August 7, 2020, provides for a $300 million unsecured revolving credit facility maturing on August 7, 2025, increasing to $400 million in aggregate revolving commitments upon the consummation of an initial public offering of our common stock on or prior to August 7, 2021. Loans under the credit facility bear interest, at our option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted LIBOR rate for a one-month interest period plus 1.00%, or (ii) an adjusted LIBOR rate plus a margin equal to 1.00%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. As of March 31, 2022, we were in compliance with the covenants under the revolving credit and guaranty agreement. As of December 31, 2021 and March 31, 2022, no amounts were drawn from the credit facility.
We maintain letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2021 and March 31, 2022, we had $60 million and $80 million of issued letters of credit outstanding, respectively, of which $39 million and $59 million were issued from the revolving credit and guaranty agreement.
Liquidity and Capital Resources
In December 2020, we completed our IPO in which we received net proceeds of $3.3 billion from sales of shares of our Class A common stock in the IPO, after deducting underwriting discounts and commissions.
As of March 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $4.2 billion, which consisted of cash and cash equivalents of $2.2 billion, short-term marketable securities of $1.4 billion and long-term marketable securities of $643 million. Additionally, funds held at payment processors of $293 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds and U.S. Treasury securities. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities, and U.S. Treasury securities.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $2.2 billion as of March 31, 2022. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the $400 million in available borrowings under our unsecured revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
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
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(In millions)	2021	2022

Net cash provided by (used in) operating activities	$166	$(20)
Net cash used in investing activities	(7)	(246)
Net cash (used in) provided by financing activities	(496)	5
Foreign currency effect on cash, cash equivalents, and restricted cash	—	1
Net decrease in cash, cash equivalents, and restricted cash	$(337)	$(260)
Operating Activities
Cash used in operating activities was $20 million for the three months ended March 31, 2022. This consisted of a net loss of $167 million, offset by non-cash stock-based compensation expense of $129 million, non-cash depreciation and amortization expense of $59 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $16 million, non-cash bad debt expense of $2 million, and other net non-cash expenses of $1 million. The net changes in operating assets and liabilities was the result of an increase of $68 million in prepaid expenses and other current assets, a decrease of $44 million in accrued expenses and other current liabilities, primarily related to Dasher and merchant payables, insurance reserves, accrued operations related expenses, contract liabilities, and accrued advertising, an increase of $23 million in other assets, and $14 million paid for operating lease liabilities, offset by an increase of $34 million in accounts payable, a decrease of $30 million in funds held at payment processors, and a decrease of $25 million in accounts receivable, net. The change in cash used in operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was mainly due to the net changes in operating assets and liabilities for the three months ended March 31, 2022.
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
Investing Activities
Cash used in investing activities was $246 million for the three months ended March 31, 2022, which primarily consisted of cash paid for acquisition, net of cash acquired, of $71 million, purchases of marketable securities of $656 million, cash outflows for capitalized software and website development costs of $39 million and purchases of property and equipment of $32 million, partially offset by proceeds from maturities and sales of marketable securities of $552 million,
Cash used in investing activities was $7 million for the three months ended March 31, 2021, which primarily consisted of purchases of marketable securities of $99 million, purchases of property and equipment of $32 million, and cash outflows for capitalized software and website development costs of $22 million, offset by proceeds from the sales and maturities of marketable securities of $146 million.
Financing Activities
Cash provided by financing activities was $5 million for the three months ended March 31, 2022, which was the proceeds from exercise of stock options.

Cash used in financing activities was $496 million for the three months ended March 31, 2021, which consisted of $333 million of repayment of the convertible notes, $166 million of cash outflows for taxes paid related to net share settlement of equity awards, and $10 million of payment of deferred offering costs, offset by $13 million of proceeds from the exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates and foreign exchange risks.
Interest Rate Fluctuation Risk
Our investment portfolio consists of fixed income securities, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded on the condensed consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
Based on our investment portfolio balance as of March 31, 2022, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
Foreign Currency Exchange Risk
Transaction Exposure
We conduct business globally and have international revenue, as well as costs, denominated in multiple currencies, primarily Canadian dollars and Australian dollars. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates are reflected in reported income and loss from our international businesses included in our condensed consolidated statements of operations. A continued strengthening of the U.S. dollar would therefore reduce reported revenue and expenses from our international businesses included in our condensed consolidated statements of operations.
Translation Exposure
We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translation adjustments resulting from the conversion of the financial statements of our foreign subsidiaries into U.S. dollars would result in a gain or loss recorded as a component of accumulated other comprehensive income (loss) which is part of stockholders’ equity.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
In November 2019, we filed an agreement to pay $40 million with the representatives of Dashers that had filed certain actions in California and Massachusetts in settlement of claims under PAGA and class action claims alleging worker misclassification of Dashers (the "Marciano settlement"). These actions were filed by and on behalf of Massachusetts Dashers that utilized the DoorDash platform since September 2014 and California Dashers that utilized the DoorDash platform since August 2016. The settlement was filed with the Superior Court of California, County of San Francisco and the court issued a tentative ruling raising certain issues with the filed settlement agreement and requesting supplemental briefing from the parties. See the section titled “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the subsequent proceedings related to the Marciano settlement. Ultimately, in light of the court’s concerns about the Marciano settlement, the parties agreed to withdraw the Marciano settlement and instead present a new proposed settlement in Marko v DoorDash, Inc., Case No. BC659841 (Los Angeles Super. Ct.). In April 2021, plaintiffs filed a revised settlement agreement with the Superior Court of California, County of Los Angeles (the "Marko settlement"). The total amount to be paid by us under the Marko settlement is $100 million. In January 2022, the court granted final approval of the Marko settlement which resolves claims under PAGA and claims alleging worker misclassification for Dashers in California for the period of August 30, 2016 through December 31, 2020 and claims alleging worker misclassification for Dashers in Massachusetts for the period of September 26, 2014 through March 31, 2021.
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

We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States and foreign jurisdictions including Canada and Australia. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed AB 5, which was signed into law in September 2019 and became effective in January 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for the 2020 California ballot initiative titled Proposition 22 to address AB 5 and preserve flexibility for delivery providers, which passed in November 2020, and which became effective in December 2020. However, in February 2021, petitioners consisting of a number of individuals and labor groups filed a writ of mandate petitioning the Alameda County Superior Court to compel the State of California not to enforce any provisions of Proposition 22 as unconstitutional. In August 2021, after a merits hearing, the Alameda County Superior Court issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition and individual sponsors of Proposition 22 have filed appeals in the California Court of Appeal. Proposition 22 remains in effect pending further court proceedings.
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

Personal injury matters
We have in the past been, are currently, and may in the future be involved in Legal Proceedings where various parties may claim that we are liable for damages related to accidents or other incidents involving delivery providers who have been active on our platform. We are currently named as a defendant in a number of matters related to accidents or other incidents involving delivery providers that utilize our platform. In many of these matters, we believe we have meritorious defenses, dispute the allegations of wrongdoing, and intend to defend ourselves vigorously. There is no pending or threatened legal proceeding that has arisen from these accidents or incidents that individually, in our opinion, is likely to have a material impact on our business, financial condition, or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on our business, financial condition, and results of operations. Regardless of the outcome, these matters can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, the diversion of management resources, and other factors.

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
•The multi-class structure of our common stock and the voting agreement and irrevocable proxy (the "Voting Agreement"), between Tony Xu, Andy Fang, and Stanley Tang (the "Co-Founders"), has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval;
•The proposed acquisition of Wolt (the "Transaction") will not be completed unless the conditions are satisfied or waived. If the Transaction is not completed, our and Wolt’s future business and financial results could be negatively affected;
•The Transaction and the integration of Wolt may subject us to certain liabilities associated with Wolt or liabilities that may arise in connection with the completion of the Transaction; and
•Our and Wolt’s business relationships may be subject to disruption due to uncertainty associated with the Transaction, which could have an adverse effect on our and Wolt's results of operations, cash flows, and financial position.
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
Although we generated net income of $23 million for the three months ended June 30, 2020, we have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to achieve profitability again, or maintain or increase profitability in the future. We incurred a net loss of $110 million and $159 million in the three months ended March 31, 2021 and 2022, respectively, and, as of December 31, 2021 and March 31, 2022, we had an accumulated deficit of $2.1 billion and $2.2 billion, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, expanding into new markets and geographies, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in increased revenue or growth in our business. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our RSUs and other outstanding equity awards will result in increases in our expenses in future periods. As of March 31, 2022, we had $1,881 million of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs.
If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve, maintain or increase profitability.
We may not continue to grow on pace with historical rates.
We have grown rapidly over the last several years, and therefore our recent revenue growth rate, growth in demand for our offerings, and financial performance should not be considered indicative of our future performance. For the three months ended March 31, 2021 and 2022, our revenue was $1.1 billion and $1.5 billion, respectively, representing an 35% year-over-year growth rate. In addition, with the COVID-19 pandemic, we experienced a significant increase in revenue, Total Orders, and Marketplace GOV. The circumstances that accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue, and we expect growth in consumer demand and our revenue, Total Orders, and Marketplace GOV growth rates to decline in future periods compared to growth rates in 2020 and 2021. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. Our revenue growth rate may decline in future periods compared to growth rates in 2020 and 2021 as the size of our business grows and as we achieve higher market adoption rates. We may also experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of merchants, consumers, and Dashers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, increasing regulatory costs, and the maturation of our business, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in increased revenue or growth. In addition, we have strategically focused on suburban markets and smaller metropolitan areas since our founding because of the opportunity that these markets have presented for our local commerce platform. If the demand for local commerce platforms does not continue to grow in these markets, or if we are unable to maintain our category share in these markets, our revenue growth rate could be adversely affected. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.

We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected.
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. In particular, local on-demand delivery, the largest category of our business today, is fragmented and intensely competitive. In the United States, we compete with other local on-demand delivery companies, such as Uber Eats, Grubhub (acquired by Just Eat Takeaway in June 2021), and Postmates (acquired by Uber in December 2020), chain merchants that have their own online ordering platforms, pizza companies, such as Domino’s, online ordering systems, other merchants that own and operate their own delivery fleets, grocers and grocery delivery services, and companies that provide point of sale solutions and merchant delivery services. As we continue to expand to verticals beyond food, we may compete with large Internet companies with substantial resources, users, and brand power, such as Amazon and Google. Further, as we continue to expand our presence internationally, we will also face competition from local incumbents in these markets. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers as well as advertising that merchants place in local publications to attract consumers. Changing traditional ordering habits is difficult, and if merchants and consumers do not embrace the transition to local on-demand delivery as we expect or do not continue to use local on-demand delivery, our business, financial condition, and results of operations could be adversely affected.
Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with local merchants and larger existing user bases in certain markets, more successful marketing capabilities, and substantially greater financial, technical, and other resources than we have. Greater financial resources and product development capabilities may allow these competitors to respond more quickly to new or emerging technologies and changes in merchant, consumer, and Dasher preferences that may render our platform less attractive or obsolete. If certain merchants choose to partner with our competitors in a specific geographic market, or if merchants choose to engage exclusively with our competitors, we may lack a sufficient variety and supply of merchant options or lack access to the most popular merchants, such that our offering would become less appealing to consumers. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including merchants. For example, Uber acquired Postmates in December 2020, and Just Eat Takeaway, a European local commerce platform, acquired Grubhub in June 2021, and Lyft announced a partnership with Grubhub that allows Lyft’s loyalty-program members free delivery from Grubhub restaurants. In addition, certain of our competitors have acquired kitchens to enable them to produce and deliver food directly to consumers. Our competitors could also introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours.
Additionally, many of our competitors are well capitalized and offer discounted services, lower merchant commission rates and consumer fees, incentives for independent contractors who provide delivery services and consumer discounts and promotions, innovative platforms and offerings, and alternative pay models, which may be more attractive than those that we offer. Such competitive pressures may lead us to maintain or lower our commission rates and fees or maintain or increase our incentives, discounts, and promotions in order to remain competitive, particularly in markets where we do not have a leading position. Such efforts have negatively affected, and will continue to negatively affect, our financial performance, and there is no guarantee that such efforts will be successful. Further, the markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to continue to lower their prices and fees, or increase the incentives, discounts, and promotions they offer, and compete more effectively against us. Local on-demand delivery services for food and the other verticals in which we compete are nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to achieve, maintain or increase profitability. Further, merchants could determine that it is more cost effective to develop their own platforms to offer online pickup and delivery rather than use our platform.
In addition, within our industry, the cost to switch between offerings is low. Consumers have a propensity to shift to the lowest-cost provider and could use more than one local commerce platform, independent contractors who provide delivery services could use multiple platforms concurrently as they attempt to maximize earnings, and merchants could prefer to use the local commerce platform that offers the lowest commission rates and adopt more than one platform to maximize their volume of orders. As we and our competitors introduce new offerings and as existing offerings evolve, we expect to become subject to additional competition. In addition, our competitors may adopt certain of our platform features or may adopt innovations that merchants, consumers, or Dashers value more highly than ours, which would render our platform less attractive and reduce our ability to differentiate our platform. Increased competition could result in, among other things, a reduction of the revenue we generate from the use of our platform, the number of platform users, the frequency of use of our platform, and our margins.
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
In addition, if merchants on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, or if our relationships with merchants on our platform deteriorate, we may not be able to provide consumers with sufficient merchant selection. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants. In addition, if we are unsuccessful in attracting and retaining popular merchants, if merchants enter into exclusive arrangements with our competitors, if we fail to negotiate satisfactory terms with merchants, or if we ineffectively manage our relationships with merchants, our business, financial condition, and results of operations could be adversely affected. Our agreements with partner merchants generally remain in effect until terminated by partner merchants or us. Based on the type of partner agreement, partner merchants may terminate their agreements with us by providing us at least seven (7) or thirty (30) days advance notice and such agreements do not generally provide for any exclusivity. In the event that our partner merchants terminate their agreements with us, the merchant selection available on our local commerce platform could be adversely affected. Changes to our business and to our relationships with some of our constituencies may also impact our ability to attract and retain other constituencies. For example, the increased growth of our membership product, DashPass, and how compelling this offering is to consumers, depends on our ability to sign up eligible merchants to DashPass. Additionally, many of our consumers initially access our platform to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our platform and offerings to such consumers, thereby encouraging them to access our platform regularly or become a paid user of DashPass, through prompts and notifications and time-limited trials of DashPass and other offerings. However, these consumers may never convert to a paid membership to DashPass or access our platform after they take advantage of our promotions. If we are not able to continue to expand our consumer base or fail to convert our consumers to regular paying consumers, demand for our full-price or paid services, such as DashPass, and our revenue may grow slower than expected or decline.
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
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures and to increase use of our platform by existing Dashers. To attract and retain Dashers, we have, among other things, offered monetary incentives and perquisites, such as credits to be used for orders on our platform, free DoorDash-branded apparel, discounted equipment, tips and assistance using the Dasher app, and access to programs that provide cashback rewards on certain purchases, including gasoline. If we do not continue to provide Dashers with flexibility on our platform, compelling opportunities to earn income, and other incentive programs that are comparable or superior to those of our competitors, we may fail to attract new Dashers or retain existing Dashers or increase their use of our platform, or we may experience complaints, negative publicity, or other work stoppages that could adversely affect our users and our business. For example, if merchants and consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. We also frequently test Dasher incentives with subsets of existing Dashers and potential Dashers, and these incentives could fail to attract and retain Dashers or fail to increase use of our platform by existing Dashers or could have other unintended adverse consequences. In addition, changes in certain laws and regulations, including immigration and labor and employment laws, may result in a decrease in the pool of Dashers, which may result in increased competition for Dashers or higher costs of recruitment and engagement. Other factors outside of our control, such as increases in the price of gasoline, vehicles, or insurance, may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. Our agreements with Dashers generally remain in effect until terminated by Dashers or us. Dashers may terminate their agreements with us by providing us at least seven (7) days advance notice and such agreements do not provide for any exclusivity. If we fail to attract Dashers or retain existing Dashers on favorable terms, if we fail to increase the use of our platform by existing Dashers, or if Dashers terminate their agreements with us, we may not be able to meet the demand of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.
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
•the seasonality of our business, including the effect of academic calendars on college campuses and seasonal patterns in restaurant dining;
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
•the effects of natural or human-made catastrophic events;
•the effects of the COVID-19 pandemic or recovery from the COVID-19 pandemic on consumer behavior and our order volumes, as well as the impact of changes in the response of governments and private industry to COVID-19;
•the impact that price controls on local commerce platforms imposed by various jurisdictions, and any associated increase in the fees we charge to consumers, have on our operating results;
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
With the COVID-19 pandemic, we have experienced a significant increase in revenue, Total Orders, and Marketplace GOV due to increased consumer demand for delivery, more merchants using our platform to facilitate both delivery and take-out, and improved efficiency of our local on-demand delivery platform. The circumstances that have accelerated the growth of our business stemming from the effects of the COVID-19 pandemic are not likely to continue, and we expect our revenue, Total Orders, and Marketplace GOV growth rates to decline in future periods compared to growth rates in 2020 and 2021.
Furthermore, if a virus or other disease is transmitted by human contact, as is the case with COVID-19, our employees and any constituent of our network may become infected, or may choose, or be advised, to avoid any contact with others, any of which may adversely affect our ability to provide our platform and for merchants, consumers, and Dashers to use our platform. In addition, shelter-in-place orders and similar regulations impact merchants’ ability to operate their businesses, consumers’ ability to pick up orders, and Dashers’ ability to make deliveries during certain times, or at all. Viruses or other diseases transmitted by human contact may in the future cause a temporary closure of merchants’ businesses, either due to government mandate or voluntary preventative measures, and many of our merchants may not be able to withstand prolonged interruptions to their businesses, and may be forced to go out of business. Even if merchants are able to continue to operate their businesses, many may operate with limited hours, menus, and capacity and other limitations. Any limitations on or disruptions or closures of merchants’ businesses could impact the selection available on our platform, disrupt our ability to operate, and adversely affect our business.
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
Our pricing methodologies are impacted by a number of factors and ultimately may not be successful in attracting and retaining merchants, consumers, and Dashers. Price controls on local commerce platforms will have an adverse impact on our results of operations.
Demand for our platform is highly sensitive to a range of factors, including the price of the goods delivered, the amount of compensation and gratuities required to attract and retain Dashers, incentives paid to Dashers, and the fees and commissions we charge merchants and consumers. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. For example, in connection with the COVID-19 pandemic, over fifty (50) jurisdictions across the United States, including many jurisdictions in California, have implemented temporary price controls on local food delivery fulfillment platforms. In addition, there are legislative proposals to make price controls on food delivery fulfillment platforms permanent, and we expect other such proposals to be made. In addition, some jurisdictions have enacted permanent price controls, including San Francisco, California, New York, New York, Philadelphia, Pennsylvania, and Minneapolis, Minnesota (although the latter two jurisdictions’ price restrictions do not apply when certain conditions are met). We filed litigation challenging the San Francisco and New York price controls as unconstitutional and in excess of each respective jurisdiction’s police power. There are legislative proposals in additional jurisdictions to make price controls on food delivery fulfillment platforms permanent, and we expect other such proposals to be made in the future. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers, though we are aware of a few jurisdictions that have adopted limits or explicit prohibitions against doing so in connection with price controls. An increase in the fees we charge to consumers could result in reduced demand for our services by consumers. In addition, certain jurisdictions may challenge the way in which we categorize or collect such increased consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing and/or misleading to consumers. Although temporary price controls in some jurisdictions in which we operate have expired, with the continued duration of the COVID-19 pandemic, we expect existing price controls to persist in the near term and additional jurisdictions where we operate may implement similar price controls. If any of these events occur, or if price controls are retained after the COVID-19 pandemic subsides, our business, financial condition, and results of operations could be further adversely affected. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business. Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract or retain new merchants, consumers, and Dashers at a lower cost than us. There can be no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the price of delivery for consumers, increase the incentives we pay to Dashers that utilize our platform, or further reduce the fees and commissions we charge merchants, or to increase our marketing and other expenses to attract and retain merchants, consumers, and Dashers in response to competitive pressures. We have launched, and may in the future launch, new pricing strategies and initiatives, such as membership products like DashPass, and Dasher or consumer loyalty programs, or modify existing pricing methodologies or the way in which fees, taxes, or similar items are presented on our platform, any of which may not ultimately be successful in attracting and retaining merchants, consumers, or Dashers or which may result in lower commissions or fees, which could adversely affect our business, financial condition, and results of operations. For example, on April 27, 2021, we changed our merchant pricing models to better support certain U.S. restaurant partners, including by offering them a choice of three different delivery commission rates tied to varying levels of marketing support and services. Further, our consumers’ price sensitivity may vary by geographic location, and as we expand, our pricing methodologies may not enable us to compete effectively in these locations. In particular, our continued international expansion may require us to change our pricing strategies and to adjust to different cultural norms, including with respect to consumer pricing and gratuities. While we do and will attempt to set prices based on our prior operating experience and merchant, consumer, and Dasher feedback and engagement levels, our assessments may not be accurate or there may be errors in the technology used in our pricing and we could be underpricing or overpricing our services. In addition, if the services on our platform change, then we may need to revise our pricing methodologies.
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
Further, while we maintain that Dashers that utilize our platform are independent contractors, there is a risk that Dashers may be reclassified as employees under federal or state law. As discussed further below, we have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex Operations West, Inc.v. Superior Court (“Dynamex”), including an action brought by the San Francisco District Attorney in June 2020. In addition, some jurisdictions are considering implementing standards similar to the test set forth in Dynamex to determine worker classification. For example, the California Legislature passed AB 5, which was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for a 2020 ballot initiative (“Proposition 22”) to address AB 5 and preserve flexibility for Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, on August 20, 2021, the Alameda County Superior Court in California issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition and individual sponsors of Proposition 22 have appealed to the California Court of Appeal. Proposition 22 remains in effect pending further court proceedings. Under Proposition 22, certain provisions regarding compensation, along with certain other requirements, are now applicable to us and Dashers in California and our costs related to Dashers have increased in California. To offset a portion of these increased costs, we do in certain circumstances charge higher fees and commissions, which could result in lower order volumes over time and adversely impact our results of operations. In addition, several jurisdictions where we operate may be considering adopting legislation, or we may propose or support legislation, ballot initiatives, or other legislative processes in certain jurisdictions, that would pair worker flexibility and independence with new protections and benefits, and we are engaged in ongoing discussions with Dashers, policy makers and other stakeholders regarding the future of the type of work that Dashers perform. To the extent other jurisdictions adopt such legislation, or we propose or support legislation, ballot initiatives or other legislative processes in certain jurisdictions, we would expect our costs related to Dashers in such jurisdictions to increase and we could experience lower order volumes in such jurisdictions if we charge higher fees and commissions as a result of such laws, and our results of operations would be adversely impacted. For example, we, along with certain other companies, app-based drivers, and community groups, are supporting a campaign for a 2022 ballot initiative in Massachusetts that would pair worker flexibility and independence with new protections and benefits for Dashers in Massachusetts. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. For example, certain plaintiffs filed a claim in California Superior Court challenging the constitutionality of Proposition 22, which resulted in the Alameda County Superior Court’s order noted above (which is being appealed), and similar challenges may also be filed. In addition, we could face further challenges to the classification of Dashers that utilize our platform as independent contractors as other states where we operate are considering adopting similar legislation or regulations. A reclassification of Dashers or delivery service providers using a local on-demand delivery platform as employees could require us to revise our pricing methodologies and pay model to account for such a change to Dasher classification, and to make other substantive internal adjustments to account for any transition of a Dasher to an employment position, which would have an adverse impact on our business, financial condition, and results of operations.
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
We believe that building a strong reputation and brand and continuing to increase the strength of the local network effects among the merchants, consumers, and Dashers that use our platform are critical to our ability to attract and retain all three constituencies and increase their engagement with our platform and will only become more important as competition in our industry further intensifies. Successfully maintaining, protecting, and enhancing our reputation and brand and increasing the local network effects of our platform will depend on the success of our marketing efforts, our ability to provide consistent, high-quality services and support, and our ability to successfully secure, maintain, and defend our rights to use the “DoorDash” mark, our logo, and other trademarks important to our brand, as well as a number of other factors, many of which are outside our control. We believe that our paid marketing initiatives have been critical in promoting awareness of our platform, which in turn drives new consumer growth and engagement, but future marketing efforts may not be successful or cost-effective. Our consumers have a wide variety of options for delivery of goods, including other local commerce platforms and services, and consumer preferences may also change from time to time. To expand our consumer base, we must appeal to new consumers who may have historically used other methods of delivering goods or other local commerce platforms.
Our reputation, brand, and ability to build trust with existing and new merchants, consumers, and Dashers may be adversely affected by complaints and negative publicity about us, our platform, merchants, and Dashers that utilize our platform or our competitors’ platforms, even if factually incorrect or based on isolated incidents. Negative perception of our platform or company may harm our reputation, brand, and local network effects, including as a result of:
•complaints or negative publicity about us, our platform, services or items provided through our platform, including highly regulated products, Dashers, merchants, consumers, or our policies and guidelines, including Dasher pay;
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
Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us or our vendors, we and our vendors may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we and our vendors may face delays in our detection or remediation of, or other responses to, security breaches and other incidents. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities used in our business through various means, including gaining unauthorized access into our systems or facilities or those of merchants, consumers, and Dashers that utilize our platform, attempting to fraudulently induce our employees, merchants, consumers, Dashers, vendors, or others into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology ("IT"), systems, or attempting to fraudulently induce our employees, merchants, or others into manipulating payment information, resulting in the fraudulent transfer of funds to bad actors. Moreover, with many of our employees and contractors and many employees and contractors of vendors currently working remotely due to the COVID-19 pandemic, we may be exposed to increased risks of security breaches or incidents. Also, due to political uncertainty and military actions associated with Russia's invasion of Ukraine, we and our vendors are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations, supply chain, website, and platform.
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
The markets for on-demand local commerce and our other delivery fulfillment services are still in relatively early stages of growth, and if these markets do not continue to grow, grow slower than we expect, or fail to grow as large as we expect, our business, financial condition, and results of operations could be adversely affected.
The local on-demand delivery market has grown rapidly since we launched our platform in 2013, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. In addition, the market for the other delivery fulfillment services we facilitate, is also relatively nascent, and it is uncertain whether demand for grocery delivery services or other services we may facilitate in the future will continue to grow and achieve wide market acceptance, if at all. Our success will depend to a substantial extent on the willingness of people to widely adopt on-demand local commerce and the other delivery fulfillment services we facilitate. If the public does not perceive these services as beneficial, or chooses not to adopt them as a result of concerns regarding safety, affordability, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms or otherwise, or instead adopts alternative solutions that may arise, then the market for our platform may not further develop, may develop slower than we expect, or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition, and results of operations.
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
Further, some non-partner merchants may not want to be included on our platform and may request to be removed. While we honor these requests, removing non-partner merchants impacts our ability to provide a broad selection of merchants. In addition, there is a risk that non-partner merchants bring legal claims against us relating to their inclusion on our platform. For example, in 2015, In-N-Out Burger filed a complaint against us claiming unfair competition, among other claims, and sought a permanent injunction to stop us from delivering their food. There is also a risk that state or local law is enacted to prevent platforms like ours from including non-partners on the platform. For example, the California Legislature passed legislation, California Assembly Bill 2149 (“AB 2149”), which was signed into law by Governor Gavin Newsom and became effective on January 1, 2021. AB 2149 prohibits, among other things, delivery fulfillment platforms from facilitating deliveries from restaurants in California without the restaurants’ prior consent. Similar prohibitions have also been enacted in jurisdictions where we operate including Louisiana, Massachusetts, Michigan, Arkansas, Virginia, Washington, DC, Nevada, Missouri, Oregon, Rhode Island, New York, Colorado, and New Hampshire and are being contemplated in other jurisdictions. Beyond regulatory restrictions, we may also adopt internal policies that limit or prohibit the facilitation of deliveries from merchants without their prior consent. For example, in November 2020, we adopted internal policies pursuant to which we generally do not add new non-partner restaurants for delivery on our platform in the United States and such policies require the use of disclaimers with existing non-partner restaurants on our platform in the United States to inform consumers that such restaurants are not partnered with DoorDash. In the future, based on a variety of factors, including legal and regulatory changes, we may continue to revise and update our internal policies related to non-partner restaurants and other merchants. To the extent we are required or we choose to remove non-partner merchants for any reason, this will adversely affect our ability to attract and retain consumers and could directly and adversely affect our business, financial condition, and results of operations.
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

If we fail to maintain or improve the cost-effectiveness of our local commerce platform, our business, financial condition, and results of operations could be adversely affected.
Our ability to provide a cost-effective local commerce platform depends on a number of factors, including Dasher efficiency and Dasher pay. Dasher efficiency relies on the technology that powers our platform and while we continue to make significant investments to improve the efficiency and sophistication of our technology, including enhancements to demand prediction, forecasting food preparation times at merchants, and optimizing our routing and batching algorithms, there is no guarantee that such efforts will be successful and produce the resulting gains in efficiency to our platform that we expect, or at all. Dasher pay is a major component of the cost of our business and subject to a number of risks, including changes to our Dasher pay model. The cost effectiveness of our platform would also be adversely affected if our operational and technological improvements do not reduce the number of defective orders and accordingly our cost of revenue and refunds and credits. If we are unable to maintain or improve the cost effectiveness of our platform, including with respect to Dasher efficiency and Dasher pay, our business, financial condition, and results of operations could be adversely affected.
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
Our performance is subject to economic conditions and their impact on levels of consumer spending. Some of the factors having an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, inflation, changes to gasoline and vehicle costs, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence, and other macroeconomic factors. Consumer purchases of discretionary items may decline during recessionary periods and other periods in which disposable income is adversely affected. Economic conditions in certain regions may also be affected by natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the COVID-19 pandemic. Further, small businesses that do not have substantial resources, like some of the merchants on our platform, tend to be more adversely affected by poor economic conditions than large businesses. If merchants on our platform cease operations, temporarily or permanently, or face financial distress or other business disruption, we may not be able to provide consumers with sufficient merchant selection, and they may be less likely to use our platform. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants. In addition, because spending for purchases from many of the merchants on our platform is generally considered to be discretionary, we expect that any decline in consumer spending would have a disproportionate effect on our business relative to those businesses that sell products or services considered to be necessities. If spending at the merchants on our platform declines, consumers may be less likely to use our platform, which could adversely affect our business, financial condition, and results of operations. Additionally, merchants on our platform may be negatively impacted by supply chain issues, labor shortages, inflation, or other macroeconomic factors. Labor shortages at merchants could negatively impact their ability to fulfill orders, which could negatively impact volume on our Marketplace and in our Drive business. Inflationary pressures could drive merchant prices higher, which could negatively impact consumer demand and drive lower order volume on our Marketplace and in our Drive business.
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
We have started expanding our presence internationally. For example, we launched our platform in Canada in 2015, in Australia in 2019, in Japan and Germany in 2021, and we expect to expand our international operations, particularly through the proposed acquisition of Wolt (the "Transaction"). Operating outside of the United States may require significant management attention to oversee operations over a broad geographic area with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. We may incur significant operating expenses and may not be successful in our international expansion for a variety of reasons, including:
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
We believe that autonomous and drone delivery technologies may have the ability to meaningfully impact our industry. We have invested and we expect to continue to invest in research and development related to autonomous and drone delivery technologies, either directly or in partnership with companies that develop such technologies. While we believe that autonomous and drone delivery could present substantial opportunities, the development of such technologies is expensive and time-consuming and may not be successful. Autonomous and drone delivery technologies involve significant risks and liabilities. Failures of our or our partners’ autonomous or drone delivery technologies could generate substantial liability, create negative publicity, or result in regulatory scrutiny, all of which could have an adverse effect on our reputation, brand, business, results of operations, and prospects. Even if our or our partners’ efforts to develop autonomous and drone delivery technologies are successful, such efforts may not be cost-effective and there is no guarantee that such technologies can reduce our current costs of facilitating on-demand delivery services. Further, several other companies, including Uber and Amazon, are also developing autonomous and drone delivery technologies, either themselves or through collaborations, and we expect that they will use such technology to further compete with us in the local delivery fulfillment industry. Certain competitors may commercialize autonomous and drone delivery technologies at scale before we or our partners do. In the event that our competitors bring autonomous or drone delivery to market before we do, or their technology is or is perceived to be superior to our or our partners’ technology, they may be able to leverage such technology to compete more effectively with us, which would adversely affect our business, financial condition, and results of operations. For example, if competitors develop autonomous and drone delivery technologies that successfully reduce the cost of facilitating delivery fulfillment services, these competitors could offer their services at lower prices as compared to the price available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our business, financial condition, and results of operations could be adversely affected.
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
As part of our business strategy, we will continue to consider a wide array of potential strategic transactions, including acquisitions of businesses, new technologies, services, and other assets and strategic investments that complement our business. For example, in November 2021, we entered into a definitive agreement to acquire Wolt, a local commerce platform based in Finland, which is expected to close in the first half of 2022, and on March 1, 2022 we completed an acquisition of Bbot, Inc. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets, and as a result, there is no assurance that such acquired businesses will be successfully integrated into our business or generate substantial revenue.
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
•the need to implement internal controls, procedures, and policies appropriate for a larger, U.S.-based public company like ours at companies we may acquire that prior to acquisition may not have robust controls, procedures, and policies, in particular, with respect to the effectiveness of internal controls, cyber and information security practices, incident response plans, and business continuity and disaster recovery plans, compliance with privacy, data protection, information security, and other regulations, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations;
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
We have made and may continue to make strategic investments as part of our business strategy. For example, in October 2021, we closed a $395 million investment in preferred shares of a private company based in Europe which provides an instant grocery delivery service. Strategic investments inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, regulatory, and/or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Business decisions or other actions or omissions of the partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to sell or transfer, or realize value from our investments may be limited by applicable securities laws and regulations. Entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity was subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. In addition, our investments are speculative in nature and may decline in value or be entirely lost, and we may not have liquidity opportunities for our investments in private companies.
If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of businesses, new technologies, services, and other assets and strategic investments, or if we fail to successfully integrate such acquisitions, our business, financial condition, and results of operations could be adversely affected.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.
Additionally, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Class A common stock.
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
Our actual losses may exceed our insurance reserves, which could adversely affect our financial condition and results of operations.
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective and speculative. Additionally, actuarial projections make no provision for the extraordinary future emergence of losses or types of losses not sufficiently represented in the historical data or which are not yet quantifiable. While an independent actuary firm periodically reviews our reserves for appropriateness, a number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments, judicial developments and unexpected events such as natural or human-made catastrophic disasters or negative publicity. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any related estimable expenses for current and historical periods. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our business, financial condition and results of operations.
Risks Related to our Legal and Regulatory Environment
If Dashers are reclassified as employees under federal or state law, our business, financial condition, and results of operations would be adversely affected.
We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the federal, state, and municipal levels challenging the classification of Dashers that utilize our platform as independent contractors. The tests governing whether a Dasher is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. We maintain that Dashers that utilize our platform are independent contractors. However, Dashers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on the local commerce industry. A reclassification of Dashers or other delivery service providers as employees would adversely affect our business, financial condition, and results of operations, including as a result of:
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
Some jurisdictions are considering implementing standards similar to the test set forth in Dynamex to determine worker classification. Further, the California Legislature passed AB 5 and it was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for the 2020 California ballot initiative Proposition 22 to address AB 5 and preserve flexibility for Dashers, which passed in November 2020. However, on August 20, 2021, the Alameda County Superior Court in California issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General and other groups and individuals have filed appealed to the California Court of Appeal. As a result, to the extent Proposition 22 remains in effect pending further court proceedings, as such, certain provisions regarding compensation, along with certain other requirements, are applicable to us and Dashers in California and our costs related to Dashers have increased in California. To offset a portion of these increased costs, we do in certain circumstances charge higher fees and commissions, which could result in lower order volumes over time. Depending on whether and how much we choose to increase fees and commissions, these increased costs could also lead to a lower Net Revenue Margin, which we previously referred to in past SEC filings as Take Rate, defined as revenue expressed as a percentage of Marketplace GOV. The provisions resulting from Proposition 22 that are now applicable to us include, but are not limited to, (i) net earnings (which excludes tips, tolls, and certain other amounts) to Dashers no less than a net earnings floor equal to (A) 120% of the minimum wage for a Dasher’s engaged time and (B) for Dashers using a motor vehicle, $0.30 per engaged mile (which amount shall be adjusted for inflation after 2021) and (ii) for Dashers averaging at least fifteen (15) hours per week of engaged time during a calendar quarter who subscribe to a qualifying health plan, payments to such Dashers of healthcare subsidies of varying dollar amounts depending on a Dasher’s engaged time per week. As such, Proposition 22 is likely to have an adverse impact on our results of operations. In addition, several jurisdictions where we operate may be considering adopting legislation that would pair worker flexibility and independence with new protections and benefits, and we are engaged in ongoing discussions with Dashers, policy makers and other stakeholders regarding the future of the type of work that Dashers perform. To the extent other states adopt such legislation, we would expect our costs related to Dashers in such jurisdictions to increase and we could experience lower order volumes in such jurisdictions if we charge higher fees and commissions as a result of such laws, which would adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. For example, certain plaintiffs filed a claim in California Superior Court challenging the constitutionality of Proposition 22, which resulted in the Alameda County Superior Court’s order noted above (which is being appealed), and similar challenges may also be filed. Furthermore, if Dashers are determined to be employees in other states or under federal law, this could result in even higher increases to our costs related to Dashers, which would likely lead us to increase fees and commissions even more and may result in further lower order volumes. To the extent Dashers are determined to be employees under other state or federal law, we would be required to significantly alter our existing business model and operations, which would have an adverse impact on our business, financial condition, and results of operations.
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
We also face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to Dashers regarding, among other things, the classification of Dashers that utilize our platform as well as our Dasher pay model, including claims regarding disclosures we make with respect to sales tax, service fees, delivery fees, and gratuities, the process of signing up to become a Dasher, including the background check process, and the nature and frequency of our communications to Dashers via email, text, or telephone. In addition, we also face potential liability and expense for claims, including class actions, by consumers relating to, among other things, our Dasher pay model, including claims regarding disclosures we make with respect to sales tax, service fees, delivery fees, and gratuities, the local food delivery fulfillment services we facilitate, discrepancies between the menus on our website and consumer mobile application and the menus at the restaurant from which the food is delivered, including discrepancies in menu items and the prices of such items and taxes on such items, and the nature and frequency of our marketing communications to consumers via email, text, or telephone.
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
The application of non-income, or indirect, taxes, such as sales and use tax, value-added tax, goods and services tax, business tax, and gross receipt tax, to businesses like ours is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to local commerce platforms generally.
In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. Such taxes could adversely affect our financial condition and results of operations.
We are subject to indirect taxes, such as payroll, sales, use, value-added, and goods and services taxes in the United States and foreign jurisdictions where we operate, such as Canada and Australia, and we may face various indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage merchants, consumers, and Dashers from utilizing our offerings, or could otherwise harm our business, financial condition, and results of operations. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes. Additionally, if merchants try to pass along increased additional taxes and raise prices to consumers, order volume may decline. Although we have reserved for potential payments of possible past tax liabilities in our consolidated financial statements, if these liabilities exceed such reserves, our financial condition would be harmed.
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
Also, the United States and certain foreign jurisdictions have tax rules generally requiring payors to obtain payee taxpayer information and report payments to unrelated parties to the government. Under certain circumstances, a failure to comply with such obligations may cause us to become liable for monetary penalties or to withhold a percentage of the amounts paid to Dashers and merchants and remit such amounts to the taxing authorities. Due to the large number of Dashers and merchants, and the amounts paid to each, process failures with respect to these reporting obligations could result in financial liability and other consequences to us if we were unable to remedy such failures in a timely manner.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our consolidated financial statements and any such difference may adversely affect our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.
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
In addition, regulatory or legislative developments may also arise from the proposed U.S. tax reform under the Biden Administration, which has proposed several changes to the corporate income tax regime, which, if adopted, could result in increased taxation of our domestic and international business operations. There is uncertainty regarding what changes, if any, will be enacted and the effect on our business and financial results.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, we had accumulated $4.1 billion and $3.3 billion of federal and state net operating loss carryforwards ("NOLs"), respectively, available to reduce future taxable income, some of which will begin to expire in 2036 for federal and 2024 for state tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds fifty (50) percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes, including R&D credit carryforwards, to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future. Prior to the utilization of NOLs in the future, we will determine whether there are any limitations under Section 382 of the Code.
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
The on-demand local commerce industry and our business model are relatively nascent and rapidly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions, including those related to worker classification, Dasher pay, insurance, and pricing and commissions. Laws, regulations, and standards governing issues such as worker classification or our relationship with Dashers on our platform more generally (for example, those concerning Dasher pay, insurance requirements, and other aspects of our relationship with Dashers), labor and employment, anti-discrimination, food safety, alcoholic beverages and other highly regulated products, online credit card payments, gratuities, pricing and commissions, text messaging, membership services, intellectual property, data retention, privacy, data security, consumer protection, background checks, website and mobile application accessibility, and tax are often complex, subject to change, and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. We have been proactively working with state and local governments and regulatory bodies to ensure that our platform is available broadly in the United States and foreign jurisdictions including Canada and Australia.
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
Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors. Regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in connection with the COVID-19 pandemic, over fifty (50) jurisdictions across the United States, including many jurisdictions in California, have implemented temporary price controls on local commerce platforms. In addition, some jurisdictions have enacted permanent price controls, including San Francisco, California, New York, New York, Philadelphia, Pennsylvania, and Minneapolis, Minnesota (although the latter two jurisdictions’ price restrictions do not apply when certain conditions are met). We filed litigation challenging the San Francisco and New York price controls as unconstitutional and in excess of each respective jurisdiction’s police power. There are legislative proposals in additional jurisdictions to make price controls on local commerce platforms permanent, and we expect other such proposals to be made in the future. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers, though we are aware of multiple jurisdictions which have adopted explicit limits or prohibitions against doing so in connection with price controls, which could further increase our costs. In addition, certain jurisdictions may challenge the way in which we categorize or collect such increased consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing and/or misleading to consumers. Although temporary price controls in some jurisdictions in which we operate have expired, with the continued duration of the COVID-19 pandemic, we expect existing price controls to persist in the near term and for additional jurisdictions where we operate to implement similar price controls. If any of these events occur, or if price controls are retained after the COVID-19 pandemic subsides, our business, financial condition, and results of operations could be further adversely affected. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business.
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
The CCPA continues to evolve and could require us to modify our data processing practices and policies and expose us to further regulatory or operational burdens. Also, the California Privacy Rights Act (the “CPRA”) was approved by California voters and significantly modifies the CCPA, resulting in further uncertainty and likely requiring us to incur additional costs and expenses in an effort to comply. The CPRA has created obligations relating to personal information as of January 1, 2022, Other states have also enacted or proposed similar privacy laws. For example in March 2021, Virginia enacted a Consumer Data Protection Act that will go into effect January 1, 2023, and Colorado enacted a Colorado Privacy Act that will go into effect July 1, 2023. In March 2022, Utah enacted a Utah Consumer Privacy Act that will go into effect December 31, 2023. All of these laws differ from the CPRA. Similar laws are being considered by other state legislatures. This legislation and other proposed laws may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of data and could result in increased compliance costs or changes in business practices and policies. In addition, all 50 states have laws including obligations to provide notification of security breaches involving personal data to affected individuals, state officers and others.
Moreover, we will become subject to additional countries’ privacy laws as we expand our international operations. For example, with our November 2021 launch in Germany, we became subject to the GDPR, which imposes strict requirements relating to the processing of personal data. European Union ("EU") member states have enacted legislation that adds to or interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to the United States as well as other countries that have not been found to provide adequate protection to such personal data. The GDPR also affords greater control for data subjects (for example, the “right to be forgotten”), increased data portability for data subjects, and data breach notification requirements. Noncompliance is subject to significant penalties, which can include fines of up to the greater of €20 million or 4% of total worldwide revenue and injunctions against the processing of personal data. Such penalties are in addition to any civil litigation claims by customers and data subjects.
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

Additionally, our success depends, in part, on our ability to access, collect and use data about and relating to Dashers, merchants, consumers, and other individuals. If the use of tracking technologies, such as “cookies,” is further restricted, regulated or blocked, the amount or accuracy of Internet user information we collect would decrease, which could harm our business and results of operations. Federal, state, and foreign governmental authorities continue to evaluate the privacy implications inherent in the practice of online tracking for behavioral advertising and other purposes. U.S. and foreign jurisdictions have enacted, have considered, or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ electronic tracking tools or the use of data gathered with such tools. For example, the European Commission has proposed a draft regulation, known as the Regulation of Privacy and Electronic Communications (the “ePrivacy Regulation”), which would replace the current ePrivacy Directive. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of Internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation and national implementation laws once they are enacted. Additionally, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the U.S. through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release that the French data protection authority had issued a similar decision. Other data protection authorities in the EU increasingly are focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. In addition to the EU, other regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. For example, the CCPA grants California consumers the right to opt-out of a company’s sharing of personal information for advertising purposes in exchange for money or other valuable consideration. Moreover, some providers of consumer devices and web browsers have implemented means to make it easier for Internet users to block tracking technologies or to require new permissions from users for certain activities, which could, if widely adopted, significantly reduce the effectiveness of such practices and technologies. For example, Apple introduced an iOS update in April 2021 that allowed users to more easily opt-out of tracking activity across devices, which has impacted and may continue to impact business. In February 2022, Google announced it planned to adopt similar restrictions to restrict tracking activity across Android devices. As a result, we may have to develop alternative systems to determine our customers’ behavior, customize their online experience or efficiently market to them.
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
We primarily rely on a third-party payment processor, Stripe, to process payments made to merchants and Dashers and a small number of third-party payment processors to process payments made by consumers, primarily PayPal. Under our commercial agreement with Stripe and PayPal respectively, each of these parties may terminate our relationship with advanced notice. If Stripe terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would be required to find an alternate payment processor and may not be able to secure similar terms or replace such payment processor in an acceptable timeframe. Further, the software and services provided by Stripe may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to merchants and Dashers, any of which could disrupt our business for an extended period of time, make our platform less convenient and attractive to users, and adversely affect our ability to attract and retain qualified merchants, consumers, and Dashers.
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
In addition, mobile operating system and browser providers, such as Apple and Google, have announced changes as well as future plans to limit the ability of application developers like us to collect and use certain data about users of our platform, including merchants, consumers and Dashers. For example, Apple has imposed new requirements for consumer disclosures regarding privacy practices, and has implemented a new application tracking transparency framework that requires opt-in consent for certain types of tracking. In February 2022, Google announced it planned to adopt restrictions to restrict tracking activity across Android devices. These changes have, and we expect that these changes will continue to, negatively impact the effectiveness of our advertising and promotions because they will limit our visibility into the performance of specific advertising channels. If we are unable to mitigate the effects of these developments, we could experience a decline in the growth of new users as well as order rates from existing consumers on our platform, which would have an adverse effect on our business, financial condition and results of operations.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of March 31, 2022, no amounts were drawn from the revolving credit facility.

Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has twenty (20) votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of March 31, 2022, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of Consumer Engineering, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 65% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to the IPO and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of March 31, 2022, our Co-Founders would collectively hold 75% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among our Co-Founders and their family members. In addition, each share of Class B common stock will convert automatically into one (1) share of Class A common stock upon (i) the date fixed by our board of directors that is no less than sixty-one (61) days and no more than 180 days following the first date on which the number of shares of our capital stock, including Class A common stock, Class B common stock, and Class C common stock, and any shares of capital stock underlying equity securities or other convertible instruments, held by Mr. Xu and his permitted entities and permitted transferees is less than 35% of the Class B common stock held by Mr. Xu and his permitted entities as of immediately following the completion of our IPO, which we sometimes refer to herein as the "35% Ownership Threshold"; (ii) twelve (12) months after the death or permanent and total disability of Mr. Xu, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Xu and approved by our board of directors(or if there is no such person, then our secretary then in office); (iii) the date fixed by our board of directors that is no less than sixty-one (61) days and no more than 180 days following the date on which Mr. Xu is terminated for cause (as defined in our amended and restated certificate of incorporation); or (iv) the date fixed by our board of directors that is no less than sixty-one (61) days and no more than 180 days following the date upon which (A) Mr. Xu is no longer providing services to us as an officer, employee, or consultant and (B) Mr. Xu is no longer a member of our board of directors, either as a result of Mr. Xu’s voluntary resignation or as a result of a request or agreement by Mr. Xu at a meeting of our stockholders for Mr. Xu not to be renominated as a member of our board of directors. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our amended and restated certificate of incorporation occurs as the "Final Conversion Date".
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
As a result of our multi-class common stock structure and the Voting Agreement, our Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of December 31, 2021, and Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of the New York Stock Exchange. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of the New York Stock Exchange regarding corporate governance, including:
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
•until the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total combined voting power of our Class A common stock and our Class B common stock (the “Voting Threshold Date”), our stockholders will only be able to take action by written consent if such action is first recommended or approved by our board of directors;
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended (the "Securities Act"). Nothing in our amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
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
On November 9, 2021, we announced that we signed an agreement to acquire Wolt. Our and Wolt’s obligations to consummate the Transaction are subject to the satisfaction or waiver of certain conditions. These conditions include, among other customary conditions, receipt of certain specified regulatory approvals, the absence of certain laws or orders prohibiting or making illegal the Transaction, effectiveness of the registration statement on Form S-4 (File No. 333-261844) registering the shares of our Class A common stock issuable to the Wolt shareholders and holders of outstanding and unexercised vested options to purchase shares of Wolt class A common stock ("Wolt Vested Optionholders", jointly referred to as "Seller") as consideration in the Transaction, approval of a prospectus under Finnish law by the Finnish authorities, if required pursuant to applicable laws, execution of an escrow agreement by the parties and an escrow agent related to the escrow of certain shares to secure the Sellers’ indemnification obligations, no event occurring that had or would reasonably be expected to result in a DoorDash Material Adverse Effect (as defined in the DoorDash Form S-4 (File No. 333-261844)) or a Wolt Material Adverse Effect (as defined in the DoorDash Form S-4 (File No. 333-261844)), compliance by the parties with their covenants in the Share Purchase Agreement, dated November 9, 2021 (as the same may be amended from time to time, the "Share Purchase Agreement") in all material respects, the accuracy of representations and warranties made by us or Wolt, and certain conditions related to key employees and the lockup agreements entered into by certain Wolt stockholders (the “Lockup Agreements").
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
The Transaction and the integration of Wolt with us may pose special risks, including write-offs or restructuring charges, unanticipated costs, and the loss of key employees. There can be no assurance that the integration will be accomplished effectively or in a timely manner. In addition, the Transaction and the integration of Wolt will subject us to liabilities that may exist at Wolt or may arise in connection with the completion of the Transaction, some of which may be unknown. Although we and our advisers have conducted due diligence on the operations of Wolt and we have certain rights of indemnification, including an escrow of shares to secure certain obligations Wolt's securityholders under the Share Purchase Agreement, there can be no guarantee that we are aware of all liabilities of Wolt or that the amounts in escrow will be sufficient. Further, the escrow consists of shares and therefore, even if we are able to recover from the escrow, we will need to use our cash and resources to pay for the liabilities and damages. These liabilities, and any additional risks and uncertainties related to the transaction not currently known to us or that we may currently deem immaterial or unlikely to occur, could negatively impact our business, financial condition and results of operations, including our profitability. Further, Wolt’s business is different in certain ways from ours, and our results of operations may as a result be affected by factors that differ from those currently affecting our results of operations.
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
Wolt is also subject to a number of legal and compliance risks, and these risks may adversely affect the combined company after completion of the Transaction. Wolt operates in twenty-three (23) countries in Europe and Asia, including, among others, Japan, Finland, Denmark, Hungary, Germany and Israel. The international scope of Wolt’s business will require us to comply with a wide range of EU-level, national and local laws and regulations, which may in certain cases diverge from or even conflict with each other.

Wolt’s business principally consists of providing an online local commerce platform and enabling people to get the same Wolt delivery experience from virtually any type of merchant (which in the case of Wolt includes, among others, restaurants, grocery stores, retail shops and boutiques), including operating its own Wolt Market grocery stores. With the geographic expansion of DoorDash’s business and that of its subsidiaries, including Wolt after the consummation of the Transaction, into new markets, DoorDash will become subject to additional and changing legal, regulatory, tax, licensing, and compliance requirements and industry standards with respect to local on-demand delivery providers.
In countries where DoorDash and Wolt operate, legislators and regulatory authorities may introduce new interpretations of existing laws and regulations or introduce new legislation or regulations concerning the business of DoorDash and/or Wolt, e.g., the independent contractor model for couriers. Changes in government regulation of or successful challenges to the independent contractor model used by Wolt in certain markets may require Wolt to change its existing business models and operations. Any additional regulatory scrutiny or changes in legal requirements may impose significant compliance costs and make it uneconomical for the combined company to continue to operate in all of the current markets or to expand in accordance with our strategy, particularly if regulations or their interpretations vary greatly or conflict between different operating countries. This may negatively impact Wolt’s or our revenue and profitability by preventing our or Wolt’s business from reaching sufficient scale in particular markets or having to change its business model or incur additional costs, which would adversely impact the combined company after the completion of the transaction. Our inability, or perceived inability, to comply with existing or new compliance obligations, could lead to regulatory scrutiny, which could result in administrative or enforcement action, such as fines, penalties, and/or enforceable undertakings and adversely affect the combined company after the completion of the transaction.
The Transaction and the expansion of the combined company may lead to an increase in competitive pressure from both existing competitors and new entrants in the already highly competitive on-demand local commerce industry.
As a result of the Transaction, DoorDash, through the operations of Wolt, will operate in a greater geographical area than it does currently. A number of competitors both in Europe and Asia offer local commerce services similar to those offered by DoorDash and Wolt. Existing competitors and new entrants in this space in Europe and Asia may engage in aggressive consumer acquisition campaigns, develop superior offerings or consolidate with other entities and achieve benefits of scale. Such competitive pressures in an already highly competitive market may materially erode Wolt’s existing market share and negatively impact Wolt’s revenue, and may hinder Wolt’s expansion into new markets, which could adversely impact the combined company after the completion of the transaction.
Following the completion of the Transaction, our exposure to fluctuations in foreign currency exchange rates will be increased.
We are currently subject to some foreign currency exchange risk because we conduct business operations in several foreign countries through our foreign subsidiaries, which conduct business in their respective local currencies. Wolt conducts a significant portion of its operations outside of the United States through its subsidiaries or affiliates, which also operate in their respective local currencies, the most significant of which are currently the Euro, the Japanese Yen and the Israeli Shekel. Therefore, following the completion of the Transaction, our international operations will account for a more significant portion of our overall operations than they do presently and our exposure to fluctuations in foreign currency exchange rates will increase. Because our financial statements will continue to be presented in U.S. dollars subsequent to the completion of the transaction, the local currencies will be translated into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, thereby increasing the foreign exchange translation risk.
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
The market price of our Class A common stock may decline as a result of the Transaction, if, among other things, we are unable to achieve the expected growth in earnings, or if the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the Transaction are not realized, or if the transaction costs related to the Transaction are greater than expected. The market price may also decline if we do not achieve the perceived benefits of the Transaction as rapidly or to the extent anticipated by investors or financial or industry analysts or if the effect of the Transaction on our financial position, results of operations or cash flows is not consistent with the expectations of investors or financial or industry analysts. The issuance of shares of our Class A common stock in the Transaction could on its own have the effect of depressing the market price for our Class A common stock. A portion of the shares of Class A common stock to be issued in the Transaction (including shares to be issued upon exercise of vested options) will be available for immediate sale in the United States on the open market. Many Wolt shareholders and holders of vested options may decide to sell the shares of our Class A common stock they receive as a result of the Transaction (including shares received upon exercise of vested options), including sales to cover their tax obligations arising as part of the transaction. Other Wolt shareholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our Class A common stock they receive as a result of the Transaction. Accordingly, we expect that the volume of sales of shares of our Class A common stock will increase shortly after the closing of the Transaction and this increased volume may have the effect of depressing our stock price or causing volatility in our stock price. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the our Class A common stock, regardless of the actual operating performance of the combined company.
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

Exhibit Number	Description
10.1	Employment Letter between the registrant and Tia Sherringham, dated as of May 3, 2022.
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL
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

DOORDASH, INC.

Date: May 6, 2022	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Prabir Adarkar
Prabir Adarkar
Chief Financial Officer
(Principal Financial Officer)