Form 10-Q
period 2022-06-30
DoorDash, Inc.
filed 2022-08-05
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 357,959,676 shares of Class A common stock, 28,120,441 shares of Class B common stock, and no shares of Class C common stock as of July 29, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, financial and operational metrics, our ability to determine reserves, and our ability to maintain and increase long-term future profitability;
•our ability to successfully execute our business and growth strategy;
•the sufficiency of our cash, cash equivalents, and marketable securities to meet our liquidity needs;
•the demand for our platform or for local commerce platforms in general;
•our ability to attract and retain merchants, consumers, and Dashers;
•our ability to effectively manage costs related to Dashers;
•our ability to develop new offerings, services and features, and bring them to market in a timely manner and make enhancements to our platform;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our expectations regarding outstanding litigation and legal and regulatory matters;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to independent contractor classification, pricing and commissions, taxation, and privacy and data protection;
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
•our ability to successfully integrate and realize the benefits of acquisitions, strategic partnerships, joint ventures and investments, including in the case of our May 2022 acquisition of Wolt Enterprises Oy ("Wolt");
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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
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
Unless the context requires otherwise, we are referring to DoorDash, Inc. together with its subsidiaries when we use the terms "DoorDash," the “Company,” “we,” “our,” or “us.”

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2021	June 30, 2022

Assets
Current assets:
Cash and cash equivalents	$2,504	$2,727
Short-term marketable securities	1,253	1,272
Funds held at payment processors	320	246
Accounts receivable, net	349	346
Prepaid expenses and other current assets	139	242
Total current assets	4,565	4,833
Long-term marketable securities	650	495
Operating lease right-of-use assets	336	426
Property and equipment, net	402	529
Intangible assets, net	61	809
Goodwill	316	2,315
Non-marketable equity securities	409	412
Other assets	70	109
Total assets	$6,809	$9,928
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$161	$207
Operating lease liabilities	26	47
Accrued expenses and other current liabilities	1,573	1,772
Total current liabilities	1,760	2,026
Operating lease liabilities	373	449
Other liabilities	9	43
Total liabilities	2,142	2,518
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2021 and June 30, 2022, 315,266 and 362,296 Class A shares issued and outstanding as of December 31, 2021 and June 30, 2022, respectively; 200,000 Class B shares authorized as of December 31, 2021 and June 30, 2022, 31,246 and 28,120 Class B shares issued and outstanding as of December 31, 2021 and June 30, 2022, respectively; 2,000,000 Class C shares authorized as of December 31, 2021 and June 30, 2022, zero Class C shares issued and outstanding as of December 31, 2021 and June 30, 2022	—	—
Additional paid-in capital	6,752	10,028
Accumulated other comprehensive loss	(4)	(107)
Accumulated deficit	(2,081)	(2,511)
Total stockholders’ equity	4,667	7,410
Total liabilities and stockholders’ equity	$6,809	$9,928
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

Revenue	$1,236	$1,608	$2,313	$3,064
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	555	880	1,118	1,643
Sales and marketing	427	421	760	835
Research and development	100	205	182	353
General and administrative	216	294	385	539
Depreciation and amortization	37	81	66	140
Total costs and expenses	1,335	1,881	2,511	3,510
Loss from operations	(99)	(273)	(198)	(446)
Interest income	—	5	2	6
Interest expense	(1)	(1)	(13)	(1)
Other (expense) income, net	—	(3)	—	2
Loss before provision for income taxes	(100)	(272)	(209)	(439)
Provision for (benefit from) income taxes	2	(9)	3	(9)
Net loss	$(102)	$(263)	$(212)	$(430)
Net loss per share, basic and diluted	$(0.30)	$(0.72)	$(0.64)	$(1.21)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	334,707	363,961	331,280	356,630
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

Net loss	$(102)	$(263)	$(212)	$(430)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments	—	(87)	—	(87)
Change in unrealized loss on marketable securities	—	(6)	—	(16)
Total other comprehensive loss	—	(93)	—	(103)
Comprehensive loss	$(102)	$(356)	$(212)	$(533)
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

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount

Balances as of December 31, 2021	346,512	$—	$6,752	$(2,081)	$(4)	$4,667
Issuance of common stock upon settlement of restricted stock units	1,915	—	—	—	—	—
Issuance of common stock upon exercise of stock options	2,686	—	5	—	—	5
Stock-based compensation	—	—	157	—	—	157
Other comprehensive loss	—	—	—	—	(10)	(10)
Net loss	—	—	—	(167)	—	(167)
Balances as of March 31, 2022	351,113	—	6,914	(2,248)	(14)	4,652
Issuance of common stock upon settlement of restricted stock units	2,492	—	—	—	—	—
Shares issued related to the acquisition of Wolt	35,780	—	2,842	—	—	2,842
Issuance of common stock upon exercise of stock options	1,031	—	3	—	—	3
Stock-based compensation	—	—	269	—	—	269
Other comprehensive loss	—	—	—	—	(93)	(93)
Net loss	—	—	—	(263)	—	(263)
Balances as of June 30, 2022	390,416	$—	$10,028	$(2,511)	$(107)	$7,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2022
Cash flows from operating activities
Net loss	$(212)	$(430)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66	140
Stock-based compensation	235	360
Bad debt expense	31	—
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	23	35
Non-cash interest expense	11	—
Other	11	14
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Funds held at payment processors	26	109
Accounts receivable, net	14	20
Prepaid expenses and other current assets	77	(51)
Other assets	(17)	(44)
Accounts payable	17	38
Accrued expenses and other current liabilities	153	(6)
Payments for operating lease liabilities	(18)	(32)
Other liabilities	1	(8)
Net cash provided by operating activities	418	145
Cash flows from investing activities
Purchases of property and equipment	(63)	(77)
Capitalized software and website development costs	(45)	(73)
Purchases of marketable securities	(1,112)	(1,078)
Maturities of marketable securities	292	992
Sales of marketable securities	—	245
Other investing activities	(8)	—
Net cash acquired in acquisitions	—	71
Net cash (used in) provided by investing activities	(936)	80
Cash flows from financing activities
Proceeds from exercise of stock options	23	8
Deferred offering costs paid	(10)	—
Repayment of convertible notes	(333)	—
Taxes paid related to net share settlement of equity awards	(172)	—
Net cash (used in) provided by financing activities	(492)	8
Foreign currency effect on cash, cash equivalents, and restricted cash	—	(8)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,010)	225
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	4,345	2,506
Cash, cash equivalents, and restricted cash, end of period	$3,335	$2,731
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$3,334	$2,727
Restricted cash	1	4
Total cash, cash equivalents, and restricted cash	$3,335	$2,731
Supplemental disclosure of cash flow information
Cash paid for interest	$42	$—
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$21	$39
Stock-based compensation included in capitalized software and website development costs	$45	$66
Holdback consideration for acquisition	$—	$9
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
DoorDash, Inc. (the “Company”), is incorporated in Delaware with headquarters in San Francisco, California. The Company operates a local commerce platform that enables local businesses to address consumers’ expectations of ease and immediacy and thrive in today’s convenience economy.
The Company operates a local commerce platform that connects merchants, consumers, and Dashers. The Company's primary offerings are the DoorDash Marketplace, which operates in four countries including the United States, and the Wolt Marketplace, which operates in 23 countries, most of which are in Europe. Both the DoorDash Marketplace and the Wolt Marketplace ("Marketplaces") provide a suite of services that enable merchants to establish an online presence, generate demand, seamlessly transact with consumers, and fulfill orders primarily through independent contractors who use the Company’s platform to deliver orders (“Dashers”). As part of the Marketplaces, the Company also offers Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Work, which provides merchants on the Company’s platform with large group orders and catering orders for businesses and events. The DoorDash Marketplace also includes DashPass and the Wolt Marketplace includes Wolt+. DashPass and Wolt+ are the Company’s membership products, which provide members with unlimited access to eligible merchants with zero delivery fees and reduced service fees on eligible orders.
In addition to the Marketplaces, the Company offers Platform Services, which primarily includes DoorDash Drive and Wolt Drive ("Drive"), which are white-label delivery fulfillment services that enable merchants that have generated consumer demand through their own channels to fulfill this demand using the Company’s platform. Platform Services also includes DoorDash Storefront ("Storefront"), which enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or fulfillment capabilities, and BBot, which offers merchants solutions for their in-store and online channels, including in-store digital ordering and payments.
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
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include, but are not limited to, revenue recognition, allowances for credit losses, gift card breakage, estimated useful lives of property and equipment, capitalized software and website development costs, intangible assets, valuation of stock-based compensation, valuation of investments and other financial instruments, valuation of acquired intangible assets and goodwill, the incremental borrowing rate applied in lease accounting, insurance reserves, loss contingencies, and income and indirect taxes. Actual results could differ from these estimates.

Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Recently Adopted Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification ("ASC") Topic 606, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company early adopted the guidance in 2022 and the impact of the adoption was not material.
3. Revenue
Disaggregated Revenue Information
All revenue recognized during the periods presented was related to the Company's core business, which is primarily comprised of the Company's Marketplaces and Platform Services.
Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

United States	$1,230	$1,561	$2,302	$3,006
International	6	47	11	58
Total revenue	$1,236	$1,608	$2,313	$3,064
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the six months ended June 30, 2022 was as follows (in millions):

Contract Liabilities
Beginning balance	$183
Addition to contract liabilities	818
Reduction of contract liabilities(1)(2)	(825)
Ending balance	$176
(1) Gift cards and certain consumer credits can be redeemed through the Marketplaces. When they are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from consumers less amounts remitted to merchants and Dashers for those transactions. Therefore, the amount recognized as revenue related to the reduction of gift cards and certain consumer credits is less than the amount presented in the table above. Net revenue associated with gift cards and certain consumer credits is not tracked by the Company as it is impracticable to do so.
(2) Included in the beginning balance of contract liabilities was $68 million associated with unearned prepayments received by the Company, of which $50 million was recognized as revenue during the six months ended June 30, 2022.

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

	Six Months Ended June 30,
	2021	2022

Beginning balance	$43	$62
Addition to deferred contract costs	14	27
Amortization of deferred contract costs	(10)	(14)
Ending balance	$47	$75
Deferred contract costs, current	$19	$29
Deferred contract costs, non-current	28	46
Total deferred contract costs	$47	$75
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Six Months Ended June 30,
	2021	2022

Beginning balance	$13	$39
Current-period provision for expected credit losses	31	(5)
Writeoffs charged against the allowance	(1)	(7)
Ending balance	$43	$27
4. Acquisitions
Wolt Acquisition
On May 31, 2022, the Company completed the acquisition of 100 percent of the outstanding equity interests of Wolt Enterprise Oy (“Wolt”). The Company's aim is to accelerate its product development, increase its international scale, bring greater focus to its markets outside the United States, and improve the value provided to consumers, merchants, as well as Dashers around the world. The Company’s acquisition-related costs for the three and six months ended June 30, 2022 were $41 million and $48 million. All costs were recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations during the period in which they were incurred. The acquisition date fair value of the consideration transferred for Wolt was $2,842 million, which consisted of the following (in millions):

Fair Value

DoorDash Class A common stock	$2,709
Stock-based compensation awards (DoorDash options, RSUs and revesting common stock) attributable to pre-combination services	133
Total consideration	$2,842
The fair value of 36 million shares of Class A common stock issued was determined on the basis of the closing market price of the Company’s Class A common stock on the acquisition date. The Company also issued certain stock-based compensation awards and their fair value was determined using a Black-Scholes option pricing model with the applicable assumptions as of the acquisition date for options (1.7 million DoorDash options) and using the closing market price of the Company's Class A common stock on the acquisition date for RSUs (1.4 million DoorDash RSUs).
For certain Wolt employees, a portion of their total consideration transferred was restricted subject to revesting over a service period, including 568 thousand shares of the Company's Class A common stock. This restricted equity consideration is considered compensation for post-combination services and will be recognized as stock-based compensation expense over the next four years, based on the fair value of the shares using the closing market price of the Company's Class A common stock on the acquisition date.
The total purchase consideration of the Wolt acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The Company recorded $1,993 million of goodwill which represents the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to the assembled workforce of Wolt and anticipated synergies from the future growth and strategic advantages in the global local commerce industry. The goodwill recorded in connection with the acquisition of Wolt is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimate and assumptions, and are considered preliminary pending finalization of the valuation analysis pertaining to assets acquired and liabilities assumed, which primarily relate to acquired intangible assets. The Company expects to finalize the valuation as soon as practicable, but no later than one year from the acquisition date when the measurement period ends.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

May 31, 2022

Current assets	$274
Intangible assets	772
Goodwill	1,993
Other non-current assets	82
Current liabilities	(198)
Deferred tax liability, net	(32)
Other non-current liabilities	(49)
Total purchase price	$2,842
The following table sets forth the components of intangible assets acquired (in millions) and their estimated useful life as of the date of acquisition (in years):

	Estimated Useful Life	May 31, 2022

Merchant relationships	11	$236
Trademark	10	268
Existing technology	6	150
Customer relationships	3	107
Courier relationships	1	11
Total acquired intangible assets		$772
Existing technology represents the existing online and mobile Wolt platform for restaurant and grocery delivery and pickup orders. The merchant, customer, and courier relationships represent the fair value of the underlying relationships with merchants, such as restaurants and grocery stores, users of Wolt’s food and delivery services, and courier partners. The estimated fair values of merchant relationships, existing technology and trademarks were determined based on the present value of cash flows to be generated by those existing intangible assets. The fair values of the courier and customer relationships were determined using a replacement cost method. The Company expects to amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.
The amount of revenue and net loss from Wolt included in the consolidated statements of operations for the month of June 2022 were $32 million and $45 million, respectively.

The following unaudited pro forma results presents the combined revenue and net loss as if the Wolt acquisition had been completed on January 1, 2021, the beginning of the comparable annual reporting period. The unaudited pro forma information is based on estimates and assumptions which the Company believes are reasonable and primarily reflects adjustments for the pro forma impact of additional amortization related to the fair value of acquired intangible assets and transaction costs. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The unaudited pro forma results are as follows (in millions):

	Three Months Ended June 30		Six Months Ended June 30
	2021	2022	2021	2022

Revenue	$1,294	$1,672	$2,424	$3,216
Net loss	(289)	(340)	(499)	(645)
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
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the six months ended June 30, 2022 were as follows (in millions):

Total

Balance as of December 31, 2021	$316
Acquisitions	2,053
Effects of foreign currency translation	(54)
Balance as of June 30, 2022	$2,315
Intangible assets, net consisted of the following as of December 31, 2021 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	7.0	$71	$(52)	$19
Merchant relationships	10.8	45	(8)	37
Courier relationships	—	1	(1)	—
Customer relationships	0.8	9	(6)	3
Trade name and trademarks	0.8	6	(4)	2
Balance as of December 31, 2021		$132	$(71)	$61
Intangible assets, net consisted of the following as of June 30, 2022 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	5.4	$232	$(61)	$171
Merchant relationships	10.8	275	(11)	264
Courier relationships	0.9	11	(2)	9
Customer relationships	2.9	116	(11)	105
Trade name and trademarks	9.9	268	(8)	260
Balance as of June 30, 2022		$902	$(93)	$809
Amortization expense associated with intangible assets was $3 million and $19 million for the three months ended June 30, 2021 and 2022, respectively. Amortization expense associated with intangible assets was $7 million and $22 million for the six months ended June 30, 2021 and 2022, respectively.
The estimated future amortization expense of intangible assets as of June 30, 2022 was as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2022	$77
2023	118
2024	114
2025	92
2026	78
Thereafter	330
Total estimated future amortization expense	$809

6. Fair Value Measurements
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$544	$—	$—	$544
U.S. Treasury securities	—	50	—	50
Short-term marketable securities
Commercial paper	—	373	—	373
Corporate bonds	—	141	—	141
U.S. government agency securities	—	69	—	69
U.S. Treasury securities	—	670	—	670
Long-term marketable securities
Corporate bonds	—	114	—	114
U.S. government agency securities	—	49	—	49
U.S. Treasury securities	—	487	—	487
Total	$544	$1,953	$—	$2,497

	June 30, 2022
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$385	$—	$—	$385
Commercial paper	—	10	—	10
U.S. Treasury securities	—	52	—	52
U.S. government agency securities	—	4	—	4
Short-term marketable securities
Commercial paper	—	97	—	97
Corporate bonds	—	206	—	206
U.S. government agency securities	—	38	—	38
U.S. Treasury securities	—	903	—	903
Mutual Funds	28	—	—	28
Long-term marketable securities
Corporate bonds	—	26	—	26
U.S. government agency securities	—	47	—	47
U.S. Treasury securities	—	416	—	416
Mutual Funds	6	—	—	6
Total	$419	$1,799	$—	$2,218
The fair value of the Company’s Level 1 financial instruments is based on quoted market prices for identical instruments in active markets. The fair value of the Company’s Level 2 fixed income securities is obtained from independent pricing services, which may use quoted market prices for identical or comparable instruments in less active markets or model driven valuations using observable market data or inputs corroborated by observable market data.
There were no Level 3 assets or liabilities as of December 31, 2021 and June 30, 2022.

7. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2021
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$544	$—	$—	$544
U.S. Treasury securities	50	—	—	50
Short-term marketable securities
Commercial paper	373	—	—	373
Corporate bonds	141	—	—	141
U.S. government agency securities	69	—	—	69
U.S. Treasury securities	671	—	(1)	670
Long-term marketable securities
Corporate bonds	115	—	(1)	114
U.S. government agency securities	49	—	—	49
U.S. Treasury securities	489	—	(2)	487
Total	$2,501	$—	$(4)	$2,497

	June 30, 2022
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$385	$—	$—	$385
Commercial paper	10			10
U.S. Treasury securities	52	—	—	52
U.S. government agency securities	4	—	—	4
Short-term marketable securities
Commercial paper	97	—	—	97
Corporate bonds	209	—	(3)	206
U.S. government agency securities	38	—	—	38
U.S. Treasury securities	912	—	(9)	903
Mutual Funds	28	—	—	28
Long-term marketable securities
Corporate bonds	26	—	—	26
U.S. government agency securities	48	—	(1)	47
U.S. Treasury securities	423	—	(7)	416
Mutual Funds	6	—	—	6
Total	$2,238	$—	$(20)	$2,218
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2021, and June 30, 2022.

Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2021	June 30, 2022

Equipment for merchants	$160	$168
Capitalized software and website development costs	288	433
Leasehold improvements	98	128
Computer equipment and software	47	62
Office equipment	25	38
Construction in progress	31	50
Total	649	879
Less: Accumulated depreciation and amortization	(247)	(350)
Property and equipment, net	$402	$529
Depreciation expenses were $20 million and $27 million for the three months ended June 30, 2021 and 2022, respectively. Depreciation expenses were $38 million and $54 million for the six months ended June 30, 2021 and 2022, respectively.
The Company capitalized $47 million and $78 million in capitalized software and website development costs during the three months ended June 30, 2021 and 2022, respectively. The Company capitalized $90 million and $145 million in capitalized software and website development costs during the six months ended June 30, 2021 and 2022, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $14 million and $35 million for the three months ended June 30, 2021 and 2022, respectively. Amortization of capitalized software and website development costs was $21 million and $64 million for the six months ended June 30, 2021 and 2022, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2021	June 30, 2022

Dasher and merchant payable	$424	$447
Accrued operations related expenses	217	187
Contract liabilities	183	176
Sales tax payable and accrued sales and indirect taxes	167	163
Insurance reserves	143	280
Litigation reserves	107	18
Accrued advertising	102	115
Other	230	386
Total	$1,573	$1,772
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
The Company is currently the subject of regulatory and administrative investigations, audits, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay model, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California for payroll tax liabilities. The Company believes that Dashers are, and have been, properly classified as independent contractors, and thus plans to vigorously contest any adverse assessment or determination. The Company’s chances of success on the merits is uncertain.
In November 2019 the Company filed an agreement to pay $40 million with the representatives of Dashers that had filed certain actions in California and Massachusetts in settlement of claims under the Private Attorney General Act and class action claims alleging worker misclassification of Dashers against the Company. These actions were filed by and on behalf of Massachusetts Dashers that utilized the DoorDash platform since September 2014 and California Dashers that utilized the DoorDash platform since August 2016. The Company entered into several amended settlement agreements to increase the total amount to be paid by the Company, including a final settlement agreement in April 2021, which increased the total amount to be paid by the Company to $100 million. In January 2022, the settlement received final approval and the Company paid out all of the $100 million in settlement payments during the second quarter of 2022.
In June 2020, the San Francisco District Attorney filed an action in the Superior Court of California, County of San Francisco, alleging that the Company misclassified California Dashers as independent contractors as opposed to employees in violation of the California Labor Code and the California Unfair Competition Law, among other allegations. This action is seeking both restitutionary damages and a permanent injunction that would bar the Company from continuing to classify California Dashers as independent contractors. It is a reasonable possibility that a loss may be incurred; however, the possible range of losses is not estimable given the status of the case.
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
No liability associated with such indemnifications was recorded as of December 31, 2021 and June 30, 2022.
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
As of December 31, 2021 and June 30, 2022, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2021 and June 30, 2022, no amounts were drawn from the credit facility.
The Company maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2021 and June 30, 2022, the Company had $60 million and $130 million of issued letters of credit outstanding, respectively, of which $39 million and $99 million, respectively, were issued from the revolving credit and guaranty agreement.
Sales and Indirect Tax Matters
The Company is under audit by various state, local, and foreign tax authorities with regard to sales and indirect tax matters. The Company records sales and indirect tax reserves when they become probable and the amount can be reasonably estimated. These reserves are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The timing of the resolution of indirect tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the tax authorities may differ from the amounts accrued. It is reasonably possible that within the next twelve months the Company will receive additional assessments by various tax authorities in one or more jurisdictions. These assessments could result in changes to the Company's reserves related to positions on sales and indirect tax filings.
9. Common Stock
Stock Repurchase Program
In May 2022, the board of directors of the Company authorized the repurchase of up to $400 million of the Company’s Class A common stock. Repurchases may be made from time to time through open market repurchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
During the three month period ended June 30, 2022, the Company did not repurchase any shares of Class A common stock under the stock repurchase program.
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
The exercise price of the options granted under the 2020 Plan will at least be equal to the fair market value of the Company's Class A common stock on the date of grant. The options may be granted for a term of up to ten years (or five years if the option is an incentive stock option granted to a greater than 10% stockholder) and at prices no less than 100% of the fair market value of the shares on the date of grant, provided, however, that the exercise price of an incentive stock option granted to a greater than 10% stockholder will not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the 2020 Plan generally vest over four years.
2022 Inducement Equity Incentive Plan
In May 2022, the Company's board of directors adopted the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”), pursuant to which the Company reserved 9,760,000 shares of Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as a material inducement to the individual’s entry into employment with the Company. The Inducement Plan permits the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares. Shares that actually have been issued under the Inducement Plan under any award will not be returned to the Inducement Plan and will not become available for future distribution under the Inducement Plan; provided, however, that if shares issued pursuant to awards of restricted stock, RSUs, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to failure to vest, such shares will become available for future grant under the Inducement Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award will become available for future grant or sale under the Inducement Plan. The exercise price, term, and any other terms and conditions of the options granted under the Inducement Plan will be determined by the administrator of the plan.
Stock option activity under the 2014 Plan, 2020 Plan and Inducement Plan is as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2021	19,115	$2.60	4.59	$2,797
Assumed via acquisition	1,710	$4.11
Granted	—	$—
Exercised	(3,717)	$2.19		$388
Forfeited	(18)	$3.98
Balance as of June 30, 2022	17,090	$2.83	4.04	$1,048
Exercisable as of June 30, 2022	16,291	$2.64	3.96	$1,003
Vested and expected to vest as of June 30, 2022	17,090	$2.83	4.04	$1,048
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the NYSE as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2021, and 2022 was $1.4 billion and $388 million, respectively. The weighted-average grant date fair value of stock assumed via acquisition during the six months ended June 30, 2022 was $72.99 per share. There were no stock options granted during the six months ended June 30, 2021.
The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested units as of December 31, 2021	27,518		$4,097
Assumed via acquisition	1,396	$76.91
Granted	17,303	$86.84
Vested	(15)	$92.83
Vested and settled	(4,393)	$81.46
Forfeited	(1,699)	$112.28
Unvested units as of June 30, 2022	40,110		$2,574
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the NYSE as of the respective period-end dates. The weighted-average fair value per share of RSUs granted and assumed via acquisition during the six months ended June 30, 2021 and 2022 was $156.10 and $86.10, respectively.

Stock-Based Compensation Expense
The Company estimated the fair value of stock options assumed via acquisition using the Black-Scholes option-pricing model. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The Company determined the expected term of assumed in the money option awards considering vesting provisions, the expected exercise behavior, and contractual term of the awards. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock option awards. The Company developed the expected volatility using the average volatility of its Class A common stock and the stocks of a peer group of similar publicly traded peer companies. The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock.
There were no stock options granted during the three and six months periods ended June 30, 2021 and 2022, except for the options assumed via acquisition. The assumptions used to estimate the fair value of stock options assumed via acquisition for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

Expected volatility	—	69.13%	—%	69.13%
Risk-free rate	—	2.29%	—%	2.29%
Dividend yield	—	—	—	—
Expected term (in years)	—	1.69	—	1.69
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022

Cost of revenue, exclusive of depreciation and amortization	$13	$30	$21	$42
Sales and marketing	15	29	24	43
Research and development	46	95	82	150
General and administrative	64	77	108	125
Total stock-based compensation expense	$138	$231	$235	$360
As of June 30, 2022, there was $16 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.72 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of June 30, 2022, unrecognized stock-based compensation expense related to the CEO Performance Award was $234 million, which is expected to be recognized over a period of 2.82 years.
As of June 30, 2022, there was $2.6 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award granted in November 2020. The Company expects to recognize this expense over the remaining weighted-average period of 2.88 years.
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
As of June 30, 2022, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment to tax expense or benefit in the period.
The Company recorded $2 million of provision for income taxes and $9 million of benefit from income taxes for the three months ended June 30, 2021 and 2022, respectively. The Company recorded $3 million of provision for income taxes and $9 million of benefit from income taxes for the six months ended June 30, 2021 and 2022, respectively. The provision or benefit from income taxes is primarily driven by the losses generated in non-U.S. jurisdictions for which a tax benefit can be realized, and the tax effects of deductible stock-based compensation for certain foreign jurisdictions, offset by state franchise taxes.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of June 30, 2022, the Company maintains a full valuation allowance on its deferred tax assets except in certain foreign jurisdictions.
As of June 30, 2022, the Company had $77 million of unrecognized tax benefits, if recognized, the majority of which would result in adjustments to the valuation allowance. The Company is subject to income tax audits in the United States and foreign jurisdictions. The Company recorded liabilities related to uncertain tax positions and believes that the Company has provided adequate reserves for income tax uncertainties in all open tax years. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities to the extent utilized in a future period.
In the event the Company experiences an ownership change within the meaning of Section 382 of the Internal Revenue Code (“IRC”), the Company's ability to utilize net operating losses, tax credits, and other tax attributes may be limited.
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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. RSUs that vested but have not been settled are included in the denominator in calculating net loss per share for the three and six months ended June 30, 2022 (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2022		2021		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Net loss	$(92)	$(10)	$(241)	$(22)	$(192)	(20)	$(393)	$(37)
Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	303,427	31,280	333,738	30,223	299,981	31,299	325,955	30,675
Net loss per share, basic and diluted	$(0.30)	$(0.30)	$(0.72)	$(0.72)	$(0.64)	$(0.64)	$(1.21)	$(1.21)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	As of June 30,
	2021	2022
Stock options to purchase common stock	23,808	17,090
Unvested restricted stock and restricted stock units	28,398	40,570
Escrow shares	—	2,361
Total	52,206	60,021

12. Subsequent Events
As of August 5, 2022, the Company repurchased 5.5 million shares of its Class A common stock at a weighted average price of $71.73. Cumulatively, the Company has returned $395 million to stockholders under the $400 million share repurchase program authorized in May 2022.
On June 3, 2022, the Company entered into contracts providing for a joint venture arrangement with a retail partner in Canada. The Company agreed to contribute cash and certain assets in connection with the formation of a joint venture. The joint venture was formed on July 1, 2022, and the Company owns a majority interest of the joint venture entity. The Company's aggregate capital commitment over the three years following the formation of the joint venture is $89 million Canadian dollars (approximately $69 million US dollars). The Company is currently assessing the accounting impact of this transaction on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that are based on current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
DoorDash, Inc. is incorporated in Delaware with headquarters in San Francisco, California. We provide a local commerce platform that enables local businesses to address consumers’ expectations of ease and immediacy and thrive in today’s convenience economy.
We operate a local commerce platform that connects merchants, consumers, and Dashers. Our primary offerings are the DoorDash Marketplace, which operates in four countries including the United States, and the Wolt Marketplace, which operates in 23 countries, most of which are in Europe. Both the DoorDash Marketplace and the Wolt Marketplace (our "Marketplaces") provide a suite of services that enable merchants to establish an online presence, generate demand, seamlessly transact with consumers, and fulfill orders primarily through independent contractors who use our platform to deliver orders (“Dashers”). Dashers that use our DoorDash Marketplace and Wolt Marketplace are referred to as "DoorDash Dashers" and "Wolt courier partners," respectively, in this Quarterly Report on Form 10-Q. As part of our Marketplaces, we also offer Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Work, which provides merchants on our platform with large group orders and catering orders for businesses and events. The DoorDash Marketplace also includes DashPass and the Wolt Marketplace includes Wolt+. DashPass and Wolt+ are our membership products, which provide members with unlimited access to eligible merchants with zero delivery fees and reduced service fees on eligible orders.
In addition to our Marketplaces, we offer Platform Services, which primarily includes DoorDash Drive and Wolt Drive ("Drive"), which are white-label delivery fulfillment services that enable merchants that have generated consumer demand through their own channels to fulfill this demand using our platform. Platform Services also includes DoorDash Storefront ("Storefront"), which enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or fulfillment capabilities, and BBot, which offers merchants solutions for their in-store and online channels, including in-store digital ordering and payments.
Financial and Operational Highlights
In addition to the measures presented in our condensed consolidated financial statements, we use the following financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,
(In millions, except percentages)	2021	2022

Total Orders	345	426
Marketplace GOV	$10,456	$13,081
Revenue	$1,236	$1,608
GAAP Gross Profit	$657	$686
Contribution Profit(1)	$290	$381
Contribution Profit as a % of Marketplace GOV	2.8%	2.9%
GAAP Net Loss	$(102)	$(263)
Adjusted EBITDA(1)	$113	$103
Adjusted EBITDA as a % of Marketplace GOV	1.1%	0.8%
(1)Contribution Profit and Adjusted EBITDA are non-GAAP financial measures. For more information regarding our use of these measures and reconciliations to the most directly comparable financial measures calculated in accordance with GAAP, see the section titled “Non-GAAP Financial Measures".

Total Orders. We define Total Orders as all orders completed through our Marketplaces and Platform Services businesses over the period of measurement.
In the second quarter of 2022, Total Orders increased to 426 million, or 23% growth compared to the same quarter of 2021. The increase in Total Orders was driven primarily by growth in consumers and increased consumer engagement.
Marketplace GOV. We define Marketplace GOV as the total dollar value of orders completed on our Marketplaces, including taxes, tips, and any applicable consumer fees, including membership fees related to DashPass and Wolt+. Marketplace orders include orders completed through Pickup and DoorDash for Work. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants, for orders fulfilled through Drive, Storefront, or Bbot.
In the second quarter of 2022, Marketplace GOV increased to $13.1 billion, or 25% growth compared to the same quarter of 2021, driven primarily by the growth in Total Orders.
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
In the second quarter of 2022, Contribution Profit increased to $381 million, compared to $290 million in the same quarter of 2021, driven primarily by growth in Marketplace GOV, an increase in Net Revenue Margin, defined as revenue expressed as a percentage of Marketplace GOV, and leverage on sales and marketing expenses.
Contribution Profit (Loss) is a non-GAAP financial measure with certain limitations regarding its usefulness. It does not reflect our financial results in accordance with accounting principles generally accepted in the United States of America ("GAAP") as it does not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Accordingly, Contribution Profit (Loss) is not indicative of our overall results or an indicator of past or future financial performance. Further, it is not a financial measure of total company profitability and it is neither intended to be used as a proxy for total company profitability nor does it imply profitability for our business.
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv) impairment expenses, (v) restructuring charges, (vi) inventory write off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest income and expense, (ix) other income (expense), net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business.
In the second quarter of 2022, Adjusted EBITDA decreased to $103 million from $113 million in the same quarter of 2021, as growth in Revenue was offset by increases in Adjusted Cost of Revenue, Adjusted Research and Development expenses, and Adjusted General and Administrative expenses, in part due to the acquisition of Wolt on May 31, 2022.

Components of Results of Operations
Revenue
We generate a substantial majority of our revenue from orders completed through our Marketplaces and the related commissions charged to partner merchants and fees charged to consumers. Commissions from partner merchants are based on an agreed-upon rate applied to the total dollar value of goods ordered in exchange for using our Marketplaces to sell the partner merchants’ products. Fees from consumers are for use of our Marketplaces to arrange for delivery services. We recognize revenue from Marketplace orders on a net basis as we are an agent for both partner merchants and consumers. Our revenue therefore reflects commissions charged to partner merchants and fees charged to consumers less (i) Dasher payout and (ii) refunds, credits, and promotions, which includes certain discounts and incentives provided to consumers, including those for referring a new customer. Revenue from our Marketplaces is recognized at the point in time when the consumer obtains control of the merchant’s products.
We also generate revenue from membership fees paid by consumers for DashPass and Wolt+, which is recognized as part of our Marketplace revenue. Revenue generated from our DashPass and Wolt+ memberships is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of membership purchased by the consumer.
In addition, we generate revenue from other sources, including from our Platform Services business, which primarily consists of our Drive, Storefront, and Bbot offerings. We generate revenue from Drive by collecting per-order fees from merchants to arrange for delivery services that fulfill demand generated through their own channels. Revenue from Drive is recognized at the point in time when the consumer obtains control of the merchant’s products.
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
General and Administrative
General and administrative expenses primarily consist of legal, tax, and regulatory expenses, which include litigation settlement expenses and sales and indirect taxes, personnel-related compensation expenses related to administrative employees, which include finance and accounting, human resources and legal, chargebacks associated with fraudulent credit card transactions, professional services fees, transaction-related costs, restructuring charges, bad debt expense, and allocated overhead.

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
Other (Expense) Income, Net
Other (Expense) income, net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency.
Provision for Income Taxes
Provision for income taxes primarily consists of U.S. federal and state income tax and franchise tax, as well as international taxes from foreign operations.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022

Revenue	$1,236	$1,608	$2,313	$3,064
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization	555	880	1,118	1,643
Sales and marketing	427	421	760	835
Research and development	100	205	182	353
General and administrative	216	294	385	539
Depreciation and amortization(2)	37	81	66	140
Total costs and expenses	1,335	1,881	2,511	3,510
Loss from operations	(99)	(273)	(198)	(446)
Interest income	—	5	2	6
Interest expense	(1)	(1)	(13)	(1)
Other (expense) income, net	—	(3)	—	2
Loss before income taxes	(100)	(272)	(209)	(439)
Provision for (benefit from) income taxes	2	(9)	3	(9)
Net loss	$(102)	$(263)	$(212)	$(430)
(1)Costs and expenses included stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022

Cost of revenue, exclusive of depreciation and amortization	$12	$30	$21	$42
Sales and marketing	14	29	24	43
Research and development	47	95	82	150
General and administrative	65	77	108	125
Total stock-based compensation expense	$138	$231	$235	$360
(2)Depreciation and amortization related to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022

Cost of revenue	$24	$42	$45	$73
Sales and marketing	6	14	8	20
Research and development	5	22	10	40
General and administrative	2	3	3	7
Total depreciation and amortization	$37	$81	$66	$140

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization	45%	55%	48%	54%
Sales and marketing	35%	26%	33%	27%
Research and development	8%	13%	8%	11%
General and administrative	17%	18%	17%	18%
Depreciation and amortization	3%	5%	3%	5%
Total costs and expenses	108%	117%	109%	115%
Loss from operations	(8)%	(17)%	(9)%	(15)%
Interest income	—%	—%	—%	—%
Interest expense	—%	—%	—%	—%
Other (expense) income, net	—%	—%	—%	—%
Loss before income taxes	(8)%	(17)%	(9)%	(15)%
Provision for (benefit from) income taxes	—%	(1)%	—%	—%
Net loss	(8)%	(16)%	(9)%	(15)%
Comparison of the Three and Six Months Ended June 30, 2021 and 2022
Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Revenue	$1,236	$1,608	30%	$2,313	$3,064	32%
Revenue increased by $372 million, or 30%, during the second quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by 25% growth in Marketplace GOV. On a year-over-year basis, revenue for the second quarter of 2022 grew at a faster rate than Marketplace GOV primarily due to improvements in Dasher supply.
Revenue increased by $751 million, or 32%, during the first six months of 2022, compared to the same period of 2021. The increase was primarily driven by a 25% increase in Marketplace GOV. For the first six months of 2022, revenue grew at a faster rate than Marketplace GOV primarily due to improvements in Dasher supply.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Cost of revenue, exclusive of depreciation and amortization	$555	$880	59%	$1,118	$1,643	47%
Cost of revenue, exclusive of depreciation and amortization, increased by $325 million, or 59%, for the second quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by an increase of $208 million in order management costs and an increase of $55 million in platform costs, driven by growth in Total Orders, increases in insurance reserves and costs associated with our first-party distribution business.
Cost of revenue, exclusive of depreciation and amortization, increased by $525 million, or 47%, during the first six months of 2022, compared to the same period of 2021. The increase was primarily attributable to an increase of $344 million in order management costs, an increase of $106 million in platform costs, driven by growth in Total Orders, increases in insurance reserves and costs associated with our first-party distribution business.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Sales and marketing	$427	$421	(1)%	$760	$835	10%
Sales and marketing expenses decreased by $6 million, or 1%, for the second quarter of 2022, compared to the same quarter of 2021. The decrease was primarily driven by a decrease of $51 million in advertising expenses, partially offset by an increase of $40 million in personnel-related compensation expenses and allocated overhead driven by increased headcount.
Sales and marketing expenses increased by $75 million, or 10%, during the first six months of 2022, compared to the same period of 2021. The increase was primarily driven by an increase of $65 million in personnel-related compensation expenses and allocated overhead driven by increased headcount.
Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Research and development	$100	$205	105%	$182	$353	94%
Research and development expenses increased by $105 million, or 105%, for the second quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by an increase of $127 million in personnel-related compensation expenses and allocated overhead due to increased headcount, partially offset by an increase in capitalized software and website development costs of $30 million.
Research and development expenses increased by $171 million, or 94%, during the first six months of 2022, compared to the same period of 2021. The increase was primarily driven by an increase of $209 million in personnel-related compensation expenses and allocated overhead due to increased headcount, partially offset by an increase in capitalized software and website development costs of $54 million.
General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

General and administrative	$216	$294	36%	$385	$539	40%
General and administrative expenses increased by $78 million, or 36%, for the second quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by an increase of $44 million in transaction-related costs, primarily associated with the recent acquisition of Wolt, and an increase of $42 million in personnel-related compensation expenses and allocated overhead due to increased headcount, partially offset by a decrease in bad debt expense of $23 million.
General and administrative expenses increased by $154 million, or 40%, during the first six months of 2022, compared to the same period of 2021. The increase was primarily driven by an increase of $70 million in personnel-related compensation expenses and allocated overhead due to increased headcount, and an increase of $58 million in transaction-related costs primarily associated with the recent acquisition of Wolt.
Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Depreciation and amortization	$37	$81	119%	$66	$140	112%
Depreciation and amortization expenses increased by $44 million, or 119%, for the second quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by an increase of $21 million in amortization expense related to increased capitalized software and website development costs, and an increase of $15 million of amortization expenses for acquired intangible assets.
Depreciation and amortization expenses increased by $74 million, or 112%, during the first six months of 2022, compared to the same period of 2021. The increase was primarily driven by an increase of $43 million in amortization expense related to increased capitalized software and website development costs, and an increase of $15 million of amortization expenses for acquired intangible assets.
Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Interest income	$—	$5	100%	$2	$6	200%
Interest income was not material in the periods presented.
Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Interest expense	$(1)	$(1)	—%	$(13)	$(1)	(92)%
Interest expense was not material in the periods presented.
Other (Expense) Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Other (expense) income, net	$—	$(3)	(100)%	$—	$2	100%
Other (expense) income, net was not material in the periods presented.
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
Adjusted Cost of Revenue
We define adjusted cost of revenue as cost of revenue, exclusive of depreciation and amortization, excluding stock-based compensation expense and certain payroll tax expense, allocated overhead, and inventory write off related to restructuring. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022

Cost of revenue, exclusive of depreciation and amortization	$555	$880	$1,118	$1,643
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(13)	(31)	(22)	(43)
Allocated overhead	(6)	(8)	(11)	(17)
Inventory write off related to restructuring	—	$(2)	—	(2)
Adjusted cost of revenue	$536	$839	$1,085	$1,581
Adjusted Sales and Marketing Expense
We define adjusted sales and marketing expense as sales and marketing expenses excluding stock-based compensation expense and certain payroll tax expense, and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022

Sales and marketing	$427	$421	$760	$835
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(14)	(29)	(24)	(43)
Allocated overhead	(3)	(4)	(7)	(9)
Adjusted sales and marketing	$410	$388	$729	$783
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

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022

Research and development	$100	$205	$182	$353
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(47)	(95)	(83)	(151)
Allocated overhead	(3)	(4)	(6)	(8)
Adjusted research and development	$50	$106	$93	$194
Adjusted General and Administrative Expense
We define adjusted general and administrative expense as general and administrative expenses excluding stock-based compensation expense and certain payroll tax expense, certain legal, tax, and regulatory settlements, reserves, and expenses, transaction-related costs (primarily consists of acquisition, integration, and investment related costs), impairment expenses, restructuring charges, and including allocated overhead from cost of revenue, sales and marketing, and research and development. We exclude stock-based compensation as it is non-cash in nature and we exclude certain legal, tax, and regulatory settlements, reserves, and expenses, transaction-related costs, as well as impairment expenses, as these costs are not indicative of our operating performance.
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022

General and administrative	$216	$294	$385	$539
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(65)	(76)	(110)	(124)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(36)	(15)	(49)	(39)
Transaction-related costs(2)	—	(44)	—	(58)
Restructuring charges	—	(3)	—	(3)
Allocated overhead from cost of revenue, sales and marketing, and research and development	12	16	24	34
Adjusted general and administrative	$127	$172	$250	$349
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
(2)Consists of acquisition, integration, and investment related costs, primarily related to Wolt acquisition for the three and six months ended June 30, 2022.
Contribution Profit (Loss)
We use Contribution Profit (Loss) to evaluate our operating performance and trends. We believe that Contribution Profit (Loss) is a useful indicator of the economic impact of orders fulfilled through DoorDash as it takes into account the direct expenses associated with generating and fulfilling orders. We define Contribution Profit (Loss) as our gross profit (loss) less sales and marketing expense plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing expenses, (iii) allocated overhead included in cost of revenue and sales and marketing expenses, and (iv) inventory write off related to restructuring. We define gross margin as gross profit (loss) as a percentage of revenue for the same period and we define Contribution Margin as Contribution Profit (Loss) as a percentage of revenue for the same period.
Gross profit (loss) is the most directly comparable financial measure to Contribution Profit (Loss). The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2021	2022	2021	2022

Revenue	$1,236	$1,608	$2,313	$3,064
Less: Cost of revenue, exclusive of depreciation and amortization	(555)	(880)	(1,118)	(1,643)
Less: Depreciation and amortization related to cost of revenue	(24)	(42)	(45)	(73)
Gross profit	$657	$686	$1,150	$1,348
Gross Margin	53.2%	42.7%	49.7%	44.0%
Less: Sales and marketing	$(427)	$(421)	$(760)	(835)
Add: Depreciation and amortization related to cost of revenue	24	42	45	73
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	27	60	46	86
Add: Allocated overhead included in cost of revenue and sales and marketing	9	12	18	26
Add: Inventory write off related to restructuring	—	2	—	2
Contribution Profit	$290	$381	$499	$700
Contribution Margin	23.5%	23.7%	21.6%	22.8%
Adjusted Gross Profit (Loss)
We define Adjusted Gross Profit (Loss) as gross profit (loss) plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-based compensation expense and certain payroll tax expense included in cost of revenue, (iii) allocated overhead included in cost of revenue, and (iv) inventory write off related to restructuring. Gross profit (loss) is defined as revenue less (i) cost of revenue, exclusive of depreciation and amortization and (ii) depreciation and amortization related to cost of revenue. Adjusted Gross Margin is defined as Adjusted Gross Profit (Loss) as a percentage of revenue for the same period.
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2021	2022	2021	2022

Gross profit	$657	$686	$1,150	$1,348
Add: Depreciation and amortization related to cost of revenue	24	42	45	73
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	13	31	22	43
Add: Allocated overhead included in cost of revenue	6	8	11	17
Add: Inventory write off related to restructuring	—	2	—	2
Adjusted Gross Profit	$700	$769	$1,228	$1,483
Adjusted Gross Margin	56.6%	47.8%	53.1%	48.4%
Adjusted EBITDA
Adjusted EBITDA is a measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss), adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv) impairment expenses, (v) restructuring charges, (vi) inventory write off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest income and expense, (ix) other income (expense), net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense. Adjusted EBITDA Margin is calculated by dividing Adjusted EBITDA by revenue for the same period.

The following tables provide a reconciliation of net loss to Adjusted EBITDA and a calculation of net margin and Adjusted EBITDA Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2022	2021	2022

Net loss	$(102)	$(263)	$(212)	$(430)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	36	15	49	39
Transaction-related costs(2)	—	44	—	58
Restructuring charges	—	3	—	3
Inventory write off related to restructuring	—	2	—	2
Provision for (benefit from) income taxes	2	(9)	3	(9)
Interest income and expense	1	(4)	11	(5)
Other (income) expense, net	—	3	—	(2)
Stock-based compensation expense and certain payroll tax expense	139	231	239	361
Depreciation and amortization expense	37	81	66	140
Adjusted EBITDA	$113	$103	$156	$157
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
(2)Consists of acquisition, integration, and investment related costs, primarily related to Wolt acquisition for the three and six months ended June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2021	2022	2021	2022

Revenue	$1,236	$1,608	$2,313	$3,064
Net loss	$(102)	$(263)	$(212)	$(430)
Net margin	(8.3)%	(16.4)%	(9.2)%	(14.0)%

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2021	2022	2021	2022

Revenue	$1,236	$1,608	$2,313	$3,064
Adjusted EBITDA	$113	$103	$156	$157
Adjusted EBITDA Margin	9.1%	6.4%	6.7%	5.1%
Credit Facilities
On November 19, 2019, we entered into a revolving credit and guaranty agreement with JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs & Co. LLC, which, as amended and restated on August 7, 2020, provides for a $300 million unsecured revolving credit facility maturing on August 7, 2025, increasing to $400 million in aggregate revolving commitments upon the consummation of an initial public offering of our common stock on or prior to August 7, 2021. Loans under the credit facility bear interest, at our option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted LIBOR rate for a one-month interest period plus 1.00%, or (ii) an adjusted LIBOR rate plus a margin equal to 1.00%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. As of June 30, 2022, we were in compliance with the covenants under the revolving credit and guaranty agreement. As of December 31, 2021 and June 30, 2022, no amounts were drawn from the credit facility.

We maintain letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2021 and June 30, 2022, we had $60 million and $130 million of issued letters of credit outstanding, respectively, of which $39 million and $99 million were issued from the revolving credit and guaranty agreement.
Liquidity and Capital Resources
In December 2020, we completed our IPO in which we received net proceeds of $3.3 billion from sales of shares of our Class A common stock in the IPO, after deducting underwriting discounts and commissions.
As of June 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $4.5 billion, which consisted of cash and cash equivalents of $2.7 billion, short-term marketable securities of $1.3 billion and long-term marketable securities of $495 million. Additionally, funds held at payment processors of $246 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds, commercial paper, U.S. Treasury securities, and U.S. government agency securities. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities, U.S. Treasury securities, and mutual funds.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $2.5 billion as of June 30, 2022. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the $400 million in available borrowings under our unsecured revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
In May 2022, our board of directors authorized the repurchase of up to $400 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
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
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(In millions)	2021	2022

Net cash provided by operating activities	$418	$145
Net cash (used in) provided by investing activities	(936)	80
Net cash (used in) provided by financing activities	(492)	8
Foreign currency effect on cash, cash equivalents, and restricted cash	—	(8)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,010)	$225
Operating Activities
Cash provided by operating activities was $145 million for the six months ended June 30, 2022. This consisted of a net loss of $430 million, offset by non-cash stock-based compensation expense of $360 million, non-cash depreciation and amortization expense of $140 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $35 million, and other net non-cash expenses of $14 million. The changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions, was the result of a decrease of $109 million in funds held at payment processors, an increase of $38 million in accounts payable, and a decrease of $20 million in accounts receivable, net, offset by an increase of $51 million in prepaid expenses and other current assets, an increase of $44 million in other assets, $32 million paid for operating lease liabilities, a decrease of $8 million in other liabilities, and a decrease of $6 million in accrued expenses and other current liabilities. The change in cash provided by operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was mainly due to increase in net loss and the net changes in operating assets and liabilities for the six months ended June 30, 2022.
Cash provided by operating activities was $418 million for the six months ended June 30, 2021. This consisted of a net loss of $212 million, offset by non-cash stock-based compensation expense of $235 million, non-cash depreciation and amortization expense of $66 million, non-cash bad debt expense of $31 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $23 million, non-cash interest expense of $11 million related to our convertible notes, and other non-cash expenses of $11 million. The changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions, was the result of an increase of $153 million in accrued expenses and other current liabilities, primarily related to accrued advertising, insurance reserves, contract liabilities, accrued operations related expenses, and Dasher and merchant payables, a decrease of $77 million in prepaid expenses and other current assets, a decrease of $26 million in funds held at payment processors, and a decrease of $14 million in accounts receivable, net, offset by $18 million paid for operating lease liabilities, an increase of $17 million in other assets.
Investing Activities
Cash provided by investing activities was $80 million for the six months ended June 30, 2022, which primarily consisted of maturities and sales of marketable securities of $1.2 billion, net cash acquired in acquisitions of $71 million, partially offset by purchases of marketable securities of $1.1 billion, purchases of property and equipment of $77 million, and cash outflows for capitalized software and website development costs of $73 million.
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
Financing Activities
Cash provided by financing activities was $8 million for the six months ended June 30, 2022, which was the proceeds from exercise of stock options.
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
Based on our investment portfolio balance as of June 30, 2022, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
Foreign Currency Exchange Risk
Transaction Exposure
We conduct business globally and have international revenue, as well as costs, denominated in multiple currencies, primarily the euro, Canadian dollars, Israeli shekel, and Australian dollars. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates are reflected in reported income and loss from our international businesses included in our condensed consolidated statements of operations. A continued strengthening of the U.S. dollar would therefore reduce reported revenue and expenses from our international businesses included in our condensed consolidated statements of operations.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II
Item 1. Legal Proceedings
We are currently involved in, and may in the future be involved in, legal proceedings, claims, regulatory inquiries, audits, and governmental investigations (collectively, “Legal Proceedings”) in the ordinary course of business, including suits by merchants, consumers, Dashers, or other third parties (individually or as class actions).
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
Independent contractor classification matters
We have in the past been, are currently, and may in the future be subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the federal, state, and municipal levels challenging the classification of Dashers on our platform as independent contractors, and claims that, by the alleged misclassification, we have violated various labor and other laws that would apply to delivery employees. Laws and regulations that govern the status and classification of independent contractors are subject to change and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us.
We are currently involved in a number of putative class actions, representative actions, such as those brought under PAGA and individual claims both in court as well as arbitration and other matters challenging the classification of Dashers on our platform as independent contractors.
In November 2019, we filed an agreement to pay $40 million with the representatives of Dashers that had filed certain actions in California and Massachusetts in settlement of claims under California Labor Code Private Attorneys General Act ("PAGA") and class action claims alleging worker misclassification of Dashers (the "Marciano settlement"). These actions were filed by and on behalf of Massachusetts Dashers that utilized the DoorDash platform since September 2014 and California Dashers that utilized the DoorDash platform since August 2016. The settlement was filed with the Superior Court of California, County of San Francisco and the court issued a tentative ruling raising certain issues with the filed settlement agreement and requesting supplemental briefing from the parties. See the section titled “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding the subsequent proceedings related to the Marciano settlement. Ultimately, in light of the court’s concerns about the Marciano settlement, the parties agreed to withdraw the Marciano settlement and instead present a new proposed settlement in Marko v DoorDash, Inc., Case No. BC659841 (Los Angeles Super. Ct.). In April 2021, plaintiffs filed a revised settlement agreement related to these claims with the Superior Court of California, County of Los Angeles (the "Marko settlement"). In January 2022, the court granted final approval of the Marko settlement which resolves claims under PAGA and claims alleging worker misclassification for Dashers in California for the period of August 30, 2016 through December 31, 2020 and claims alleging worker misclassification for Dashers in Massachusetts for the period of September 26, 2014 through March 31, 2021. The total amount paid by us under the Marko settlement was $100 million. All amounts related to the Marko settlement were paid by us during the second quarter of 2022.
Various other Dashers have challenged or threatened to challenge, and may challenge in the future, their classification on our platform, as an independent contractor under U.S. federal and state and international law, seeking monetary, injunctive, or other relief. We are currently involved in a number of such actions filed by individual Dashers, with many additional claims threatened, including those brought in, or compelled pursuant to our independent contractor agreement to, individual arbitration. In addition, in June 2020, the San Francisco District Attorney filed an action in the Superior Court of California, County of San Francisco, alleging that we misclassified California Dashers as independent contractors as opposed to employees in violation of the California Labor Code and the California Unfair Competition Law, among other allegations. This action is seeking both restitutionary damages and a permanent injunction that would bar us from continuing to classify California Dashers as independent contractors. It is a reasonable possibility that a loss may be incurred; however, the possible range of losses is not estimable given the status of the case.

We believe that we have meritorious defenses and intend to dispute the allegations of wrongdoing and defend ourselves vigorously in these matters. Legal Proceedings related to these matters can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources, and other factors.
We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States and foreign jurisdictions. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed AB 5, which was signed into law in September 2019 and became effective in January 2020. AB 5 codified the standard in Dynamex Operations West, Inc.v. Superior Court (“Dynamex”) regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for a 2020 California ballot initiative titled Proposition 22 to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, in February 2021, petitioners consisting of a number of individuals and labor groups filed a writ of mandate petitioning the Alameda County Superior Court to compel the State of California not to enforce any provisions of Proposition 22 as unconstitutional. In August 2021, after a merits hearing, the Alameda County Superior Court issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition and individual sponsors of Proposition 22 have filed appeals in the California Court of Appeal. Proposition 22 remains in effect pending further court proceedings.
In addition, several other jurisdictions where we operate may be considering adopting legislation, or we may propose or support legislation, ballot initiatives, or other legislative processes, that would pair worker flexibility and independence with new protections and benefits, and we are engaged in ongoing discussions with Dashers, policy makers, and other stakeholders regarding the future of the type of work that Dashers perform. To the extent other jurisdictions adopt such legislation, or we propose or support legislation, ballot initiatives, or other legislative processes, we would expect our costs related to Dashers in such jurisdictions to increase and we could experience lower order volumes in such jurisdictions if we charge higher fees and commissions as a result of such laws, which would adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. Additionally, some jurisdictions are considering implementing standards similar to AB 5 to determine worker classification.
With the breadth of our geographic scope, the classification of Dashers that utilize our platform as independent contractors may be subject to challenge in other jurisdictions. In particular, through Wolt, we are subject to local regulations and challenges in Europe and Asia to the classification of Wolt courier partners as independent contractors. Further, in certain jurisdictions where there are uncertainties associated with the interpretation of applicable law, we may decide to adopt employment-based models, as Wolt already does in Germany, which could result in certain operational challenges and increased costs and cause us to withdraw from certain countries or decide not to expand our business in or into a certain jurisdiction, which could limit our growth and expansion opportunities.
Consumer protection and other actions
We have in the past been, are currently, and may in the future be involved in other Legal Proceedings in the ordinary course of business, including class action lawsuits and actions brought by government authorities, alleging violations of consumer protection laws, data protection laws, civil rights laws and other laws. In addition, we have been subject to Legal Proceedings related to representations regarding tips paid to Dashers and the former DoorDash Dasher pay model. We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters.
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
Regulatory and administrative investigations, audits, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, Dasher pay models, compliance with consumer protection laws, privacy, data security, tax issues, unemployment insurance, workers’ compensation insurance, and other matters.

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
Personal injury matters
We have in the past been, are currently, and may in the future be involved in Legal Proceedings where various parties may claim that we are liable for damages related to accidents or other incidents involving Dashers who have been active on our platform. We are currently named as a defendant in a number of matters related to accidents or other incidents involving Dashers that utilize our platform. In many of these matters, we believe we have meritorious defenses, dispute the allegations of wrongdoing, and intend to defend ourselves vigorously. There is no pending or threatened legal proceeding that has arisen from these accidents or incidents that individually, in our opinion, is likely to have a material impact on our business, financial condition, or results of operations; however, results of litigation and claims are inherently unpredictable and legal proceedings related to such accidents or incidents, in the aggregate, could have a material impact on our business, financial condition, and results of operations. Regardless of the outcome, these matters can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, the diversion of management resources, and other factors.

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all of or part of your investment.
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
•If Dashers that utilize our platform are reclassified as employees under U.S. federal or state or international law, our business, financial condition, and results of operations would be adversely affected;
•We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected;
•If we fail to retain our existing merchants and consumers or acquire new merchants and consumers in a cost-effective manner, our revenue, revenue growth, and margins may decrease and our business, financial condition, and results of operations could be adversely affected;
•If we fail to cost-effectively attract and retain Dashers or to increase the use of our platform by existing Dashers, our business, financial condition, and results of operations could be adversely affected;
•We rely on merchants on our platform for many aspects of our business, and to the extent they fail to maintain their service levels or increase the prices they charge consumers on our platform, either as a result of increased operating costs, deteriorating financial condition, or to offset the commission we charge, our business would be adversely affected;
•We are subject to various claims, lawsuits, investigations, and proceedings, and face potential liability, expenses, and harm to our business as a result;
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
•Systems failures and resulting interruptions in the availability of our websites, mobile applications, or platform could adversely affect our business, financial condition, and results of operations;
•The COVID-19 pandemic, or a similar public health threat, could adversely affect our business, financial condition, and results of operations. During the peak of the COVID-19 pandemic in 2020 and 2021, we experienced a significant increase in revenue, Total Orders, and Marketplace GOV. We expect growth in consumer demand and our revenue, Total Orders, and Marketplace GOV growth rates to continue to decline as the impacts of the COVID-19 pandemic wane;
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
•successfully expand our business in existing markets and categories and enter new markets and categories;
•successfully integrate acquired technologies and businesses into our own, including in the case of our acquisition of Wolt;
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate, including with respect to inflation and other fluctuations in prices such as gasoline prices;
•maintain and enhance the value of our reputation and brand;
•adapt to rapidly evolving trends in the ways merchants and consumers interact with technology;
•avoid interruptions or disruptions in our service;
•develop and maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment and integration of new features and services;
•hire, integrate, motivate, and retain talented technology, sales, customer service, and other personnel;
•effectively manage rapid growth in our personnel and operations; and
•effectively manage our costs related to Dashers.
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations could be adversely affected. Further, because we have limited historical financial data and operate in a rapidly evolving market, any predictions about our future results of operations may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve, maintain or increase profitability in the future.
We have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to achieve profitability, or maintain or increase profitability in the future. We incurred a net loss of $212 million and $263 million in the six months ended June 30, 2021 and 2022, respectively, and, as of December 31, 2021 and June 30, 2022, we had an accumulated deficit of $2.1 billion and $2.5 billion, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, expanding into new markets and geographies, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increased expenses in future periods. As of June 30, 2022, we had $2,881 million of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs.
If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve, maintain or increase profitability.
We may not continue to grow on pace with historical rates.
We have grown rapidly over the last several years, and therefore our recent revenue growth rate, growth in demand for our offerings, and financial performance should not be considered indicative of our future performance. For the three months ended June 30, 2021 and 2022, our revenue was $1.2 billion and $1.6 billion, respectively, representing a 30% year-over-year growth rate. In addition, during the peak of the COVID-19 pandemic in 2020 and 2021, we experienced a significant increase in revenue, Total Orders, and Marketplace GOV. The circumstances that accelerated the growth of our business during the peak of the COVID-19 pandemic are not likely to recur, and we expect growth in consumer demand and our revenue, Total Orders, and Marketplace GOV growth rates to continue to decline in future periods compared to growth rates in 2020 and 2021. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods.
Our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to continue to fluctuate over the short term and decline in the long term. In particular, our revenue growth rate may decline in future periods as the size of our business grows and as we achieve greater market adoption. We may also experience a declining revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of merchants, consumers, and Dashers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to capitalize on growth opportunities, and increasing regulatory costs, among others. We also expect to continue to make investments in the development and expansion of our business, which may not result in sufficient revenue or growth to offset the cost of such investments. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected.
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. In particular, local on-demand delivery, the largest category of our business today, is fragmented and intensely competitive. Globally, we compete with other local on-demand delivery companies, such as Uber Eats, Just Eat Takeaway (including Grubhub, which was acquired by Just Eat Takeaway in June 2021), and Delivery Hero, chain merchants that have their own online ordering platforms, pizza companies, such as Domino’s, online ordering systems, other merchants that own and operate their own delivery fleets, grocers and grocery delivery services, convenience stores and convenience store delivery services, and companies that provide point of sale solutions and merchant delivery services. As we continue to expand to verticals beyond food, we may compete with large Internet companies with substantial resources, users, and market and brand power, such as Amazon and Google. Further, as we continue to expand our presence internationally, we will also face competition from local incumbents in these markets. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers as well as advertising that merchants place in local publications to attract consumers. Changing traditional ordering habits is difficult, and if merchants and consumers do not embrace the transition to local on-demand delivery as we expect or do not continue to use local on-demand delivery, our business, financial condition, and results of operations could be adversely affected.
Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with local merchants and suppliers, larger existing user bases, more successful marketing capabilities, established geographic footprints and infrastructure, and substantially greater financial, technical, and other resources than we have. For example, with grocery delivery, we compete with established grocery chains that have strong bargaining power, established relationships with suppliers, and their own delivery fleets. Greater financial resources and product development capabilities may allow these competitors to respond more quickly and efficiently to new or emerging technologies and changes in merchant, consumer, and Dasher preferences that may render our platform less attractive or obsolete. If certain merchants choose to partner with our competitors in a specific geographic market, or if merchants choose to engage exclusively with our competitors, we may lack a sufficient variety and supply of merchant options or lack access to the most popular merchants, such that our offering would become less appealing to consumers. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including merchants. For example, in July 2022 Grubhub announced a partnership with Amazon that allows Amazon Prime members in the U.S. to receive a free trial of Grubhub's membership program. In addition, certain of our competitors have acquired kitchens to enable them to produce and deliver food directly to consumers. Our competitors could also introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Such efforts may lead us to lose category share or require us to increase our marketing expenses in order to maintain our category share.
In particular, our acquisition of Wolt and the expansion of the combined company may lead to an increase in competitive pressure from both existing competitors and new entrants in an already highly competitive industry. Through the acquisition, we have expanded our operations in Europe and Asia — regions that are already subject to intense competition in many of the categories in which we operate. As a result, existing competitors and any subsequent entrants in Europe and Asia may engage in aggressive consumer acquisition campaigns, develop superior offerings, or consolidate with other entities and achieve benefits of scale in response to our acquisition of Wolt. Such competitive pressures in an already highly competitive market may erode our category share, adversely impact our business, and increase the expenses associated with, or otherwise hinder, our expansion in both existing and new markets, which could adversely impact our business, financial condition, and results of operations.
Many of our competitors are well capitalized and offer discounted services, lower merchant commission rates and consumer fees, greater incentives for independent contractors who provide delivery services, consumer discounts and promotions, innovative platforms and offerings, and alternative pay models, any of which may be more attractive than those that we offer. Such competitive pressures may lead us to maintain or lower our commission rates and fees or maintain or increase our incentives, discounts, and promotions to remain competitive, particularly in markets where we are not a market leader. Such efforts have negatively affected, and will continue to negatively affect, our financial performance, and there is no guarantee that such efforts will be successful. Further, the markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to continue to lower their prices and fees, or increase the incentives, discounts, and promotions they offer, and compete more effectively against us. Local on-demand delivery services for food and the other verticals in which we compete are nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to achieve, maintain or increase profitability. Further, merchants could determine that it is more cost effective to develop their own platforms to offer online pickup and delivery rather than use our platform.
It is relatively easy to switch between offerings in our industry. Consumers have a propensity to shift to the lowest-cost provider and could use more than one local commerce platform, independent contractors who provide delivery services could use multiple platforms concurrently as they attempt to maximize earnings, and merchants could prefer to use the local commerce platform that offers the lowest commission rates and adopt more than one platform to maximize their volume of orders. As we and our competitors introduce new offerings and as existing offerings evolve, we expect to become subject to additional competition. Our competitors may adopt certain of our platform features or may adopt innovations that merchants, consumers, or Dashers value more highly than ours, which would make our platform less attractive and more difficult to differentiate. Increased competition could result in, among other things, a reduction of the revenue we generate from the use of our platform, the number of platform users, the frequency of use of our platform, and our margins.
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

If we fail to retain our existing merchants and consumers or acquire new merchants and consumers in a cost-effective manner, our revenue, revenue growth, and margins may decrease and our business, financial condition, and results of operations could be adversely affected.
We believe that growth of our business and revenue is dependent on our ability to continue to cost-effectively grow our platform by retaining our existing merchants and consumers and adding new merchants and consumers, including in new markets. The increase in merchants attracts more consumers to our platform and the increase in consumers attracts more merchants. This network takes time to build and may grow slower than we expect or slower than it has grown in the past. If we fail to retain either our existing merchants, especially our most popular merchants and our national brand partners, or consumers, the value of our network would be diminished. We expect to continue to incur substantial expenses to acquire additional merchants and consumers. In expanding our operations into new markets to acquire additional merchants and consumers, we may be placed into unfamiliar competitive environments, and we may invest significant resources with the possibility that the return on such investments will not be achieved for several years or at all. We cannot assure you that the revenue from the merchants and consumers we acquire will ultimately exceed the cost of acquisition.
In addition, if merchants on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, or if our relationships with merchants on our platform deteriorate, we may not be able to provide consumers with sufficient merchant selection. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants. Similarly, if we are unsuccessful in attracting and retaining popular merchants, if merchants enter into exclusive arrangements with our competitors, if we fail to negotiate satisfactory terms with merchants, or if we ineffectively manage our relationships with merchants, our business, financial condition, and results of operations could be adversely affected. Our agreements with partner merchants generally remain in effect until terminated by partner merchants or us. Based on the type of partner agreement, partner merchants may generally terminate their agreements with us by providing us at least seven or 30 days advance notice and such agreements do not generally provide for any exclusivity. In the event that our partner merchants terminate their agreements with us, the merchant selection available on our local commerce platform could be adversely affected. Changes to our business and to our relationships with some of our constituencies may also impact our ability to attract and retain other constituencies. For example, the increased growth of our membership products, DashPass and Wolt+, and how compelling these offerings are to consumers, depends on our ability to sign up eligible merchants to our membership products. Additionally, many of our consumers initially access our platform to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our platform and offerings to such consumers, thereby encouraging them to access our platform regularly or become a paid user of our membership products, through prompts and notifications and time-limited trials of our membership product and other offerings. However, these consumers may never convert to a paid membership of our membership products or access our platform after they take advantage of our promotions. If we are not able to expand our consumer base, convert our consumers to regular paying consumers, or increase the spending of our current consumer base on our platform, demand for our full-price or paid services, including DashPass and Wolt+, and our revenue may grow slower than expected or decline.
Further, certain consumers are indirect users of our platform, as they place orders through third-party websites and applications, such as Google, and merchant websites. Consumers may perceive these third-party websites and applications to be more efficient or user-friendly or have a stronger brand affinity to these third parties. If consumers increasingly use such third-party websites and applications to make orders on our platform, rather than through our websites and consumer mobile applications directly, our ability to establish relationships and build brand loyalty with consumers, collect information about consumer trends and preferences, and provide a customized experience based on such preferences would be adversely affected. This in turn could impact our ability to attract and retain consumers and adversely affect our business, financial condition, and results of operations.
If we fail to cost-effectively attract and retain Dashers or to increase the use of our platform by existing Dashers, our business, financial condition, and results of operations could be adversely affected.
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures and to increase use of our platform by existing Dashers. To attract and retain Dashers, we have, among other things, offered monetary incentives and perquisites, such as credits to be used for orders on our platform, our free branded apparel, discounted equipment, tips and assistance using the Dasher applications, and access to programs that provide cashback rewards on certain purchases, including gasoline. If we do not continue to provide Dashers with flexibility on our platform, compelling opportunities to earn income, and other incentive programs that are comparable or superior to those of our competitors, we may fail to attract new Dashers or retain existing Dashers or increase their use of our platform, or we may experience complaints, negative publicity, or work stoppages that could adversely affect our users and our business. For example, if merchants and consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. We also frequently test Dasher incentives with subsets of existing Dashers and potential Dashers, and these incentives could fail to attract and retain Dashers or fail to increase use of our platform by existing Dashers or could have other unintended adverse consequences. Changes in certain laws and regulations, including immigration and labor and employment laws, may result in a decrease in the pool of Dashers, which may result in increased competition for Dashers or higher costs of recruitment and engagement. Other factors outside of our control, such as increases in the price of gasoline, vehicles, or insurance, may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. Our agreements with Dashers generally remain in effect until terminated by Dashers or us. DoorDash Dashers and Wolt courier partners may generally terminate their agreements with us by providing us at least seven or 30 days advance notice, respectively, and such agreements do not provide for any exclusivity. If we fail to attract Dashers or retain existing Dashers on favorable terms, if we fail to increase the use of our platform by existing Dashers, or if Dashers terminate their agreements with us, we may not be able to meet the demand of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.
We rely on merchants on our platform for many aspects of our business, and to the extent they fail to maintain their service levels or increase the prices they charge consumers on our platform, either as a result of increased operating costs, deteriorating financial condition, or to offset the commission we charge, our business would be adversely affected.
We rely on merchants on our platform to provide quality goods to our consumers at expected price points. If these merchants experience difficulty servicing consumer demand, producing quality goods at affordable prices, meeting our requirements and standards, or experience problems with their point-of-sale or other technologies, our reputation and brand could be damaged. Further, an increase in merchant operating costs, or other deterioration in financial condition, could cause merchants on our platform to raise prices, renegotiate commission rates, or cease operations, which could in turn adversely affect our revenue, operational costs, and efficiency. If merchants on our platform were to cease operations, temporarily or permanently, including as a result of increased operating costs or deteriorating financial condition, we may not be able to provide consumers with sufficient merchant selection, which we expect would reduce the number of consumers on our platform. Many of the factors affecting merchant operating costs, including off-premise costs and prices, are beyond the control of merchants and include inflation generally, costs associated with the goods provided, labor and employee benefits, rent, and energy. If merchants pass along these increased operating costs and increase prices on our platform, order volume may decline. Additionally, some items on our platform are listed at higher prices relative to their in-store prices. This practice can negatively affect consumer perception of our platform and could result in a decline in consumers or order volume, or both, which would adversely affect our financial condition and results of operations.
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
•our ability to successfully integrate acquired technologies and businesses, including in the case of our recent acquisition of Wolt;
•changes in consumer behavior with respect to on-demand delivery;
•increases in marketing, sales, and other operating expenses that we may incur to grow and acquire new merchants, consumers, and Dashers;
•our business mix between our Marketplaces and Drive;
•the contribution to our overall business of our membership products, DashPass and Wolt+;

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
•the impact of price controls that may be imposed by various jurisdictions, and any associated increase in the fees we may have to impose to offset such price controls;
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
Systems failures and resulting interruptions in the availability of our websites, mobile applications, or platform could adversely affect our business, financial condition, and results of operations.
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
We have experienced and will likely continue to experience system failures and other events or conditions from time to time that interrupt the availability or reduce or affect the speed or functionality of our platform. These events have resulted in losses in revenue in the past and in the future could result in significant losses of revenue and may harm our brand and reputation. Moreover, we have in the past voluntarily provided credits to consumers on our platform to compensate them for the inconvenience caused by a system failure or similar event, including for orders that are delivered late or orders that are cancelled by us or the merchant, and may voluntarily provide similar such credits in the future. In addition, affected users could seek monetary recourse from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, in some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our platform could adversely affect our business and reputation and could result in the loss of users.
The COVID-19 pandemic, or a similar public health threat, could adversely affect our business, financial condition, and results of operations. During the peak of the COVID-19 pandemic in 2020 and 2021, we experienced a significant increase in revenue, Total Orders, and Marketplace GOV. We expect growth in consumer demand and our revenue, Total Orders, and Marketplace GOV growth rates to continue to decline as the impacts of the COVID-19 pandemic wane.
The outbreak of COVID-19 has resulted in loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings globally. The extent to which the COVID-19 pandemic, or recovery from the COVID-19 pandemic, impacts our business is highly uncertain and cannot be predicted at this time. Factors that may impact our business include:
•new information which may emerge concerning the severity of the disease;
•the duration and spread of the outbreak;
•the severity of travel and other restrictions imposed in the geographic areas in which we operate, including mandatory or voluntary business closures;
•regulatory actions taken in response to the pandemic, including those which may impact merchant operations, consumer and merchant pricing, Dasher pay, and our product offerings;
•other business disruptions that affect our users or workforce;
•the availability of effective vaccines and the speed at which they can be administered to the public;
•the continued emergence of new strains of COVID-19 and any associated resurgence in the severity of the COVID-19 pandemic;
•the impact of the COVID-19 pandemic on capital and financial markets;
•actions taken throughout the world, including in markets in which we operate, to contain the COVID-19 outbreak or treat its impact, and;
•changes to consumer behavior or spending patterns as markets recover.
In connection with the COVID-19 pandemic, we have allowed many of our employees to work remotely, which may impact productivity and otherwise disrupt our business operations. In addition, the outbreak of COVID-19 has resulted in a widespread global health crisis and adversely affected global economies and financial markets, and similar public health threats could do so in the future. Such events have impacted, and could in the future further impact, the business of merchants and consumer spending habits, which in turn, could adversely affect our results of operations.
During the peak of the COVID-19 pandemic, we experienced a significant increase in revenue, Total Orders, and Marketplace GOV due to increased consumer demand for delivery, more merchants using our platform to facilitate both delivery and take-out, and improved efficiency of our local on-demand delivery platform. The circumstances that accelerated the growth of our business during the peak of the COVID-19 pandemic are not likely to recur, and we expect growth in consumer demand and our revenue, Total Orders, and Marketplace GOV growth rates to decline in future periods compared to growth rates in 2020 and 2021.
Furthermore, if a virus or other disease is transmitted by human contact, as is the case with COVID-19, our employees and any constituent of our network may become infected, or may choose, or be advised, to avoid any contact with others, any of which may adversely affect our ability to provide our platform and for merchants, consumers, and Dashers to use our platform. In addition, if shelter-in-place orders and similar regulations are imposed in the markets in which we operate in the future, it may impact merchants’ ability to operate their businesses, consumers’ ability to pick up orders, and Dashers’ ability to make deliveries during certain times, or at all. Viruses or other diseases transmitted by human contact may in the future cause a temporary closure of merchants’ businesses, either due to government mandate or voluntary preventative measures. Many of our merchants may not be able to withstand prolonged disruptions to their businesses, and may be forced to go out of business. Even if merchants are able to continue to operate their businesses, many may operate with limited hours, offerings, capacity, and other limitations. Merchants may also experience disruptions to their businesses in connection with supply chain delays, the unavailability of certain products, or the financially prohibitive cost of other products. Any limitations on or disruptions or closures of merchants’ businesses could impact the selection available on our platform, disrupt our ability to operate, and adversely affect our business.
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
To the extent the COVID-19 pandemic, a resurgence in the severity of the COVID-19 pandemic, or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this “ Risk Factors” section.
If we are unable to make acquisitions and investments, or successfully integrate acquisitions into our business, including in the case of our recent acquisition of Wolt, our business, results of operations, and financial condition could be adversely affected.
As part of our business strategy, we will continue to consider a wide array of strategic transactions, including acquisitions of, and investments in, businesses, technologies, intellectual property, services, and other assets and arrangements that complement our business. For example, on May 31, 2022, we completed the acquisition of Wolt. We have previously acquired and continue to evaluate targets that operate in relatively nascent markets and there is no assurance that such acquired businesses, or any strategic transaction that we enter into, will be successfully integrated into our business, generate revenue, or achieve any expected benefits on a timely basis or at all.
Acquisitions and similar strategic transactions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations, including:
•intense competition for suitable acquisition and strategic transaction targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•transaction-related lawsuits or claims;
•difficulties associated with managing a larger, more complex, combined company;
•difficulties integrating the technologies, operations, including compensation structures, existing contracts, and personnel of an acquired business;
•difficulties retaining, integrating, and motivating key employees or business partners of an acquired business, and difficulties retaining or motivating our existing key employees or business partners after an acquisition;
•difficulties retaining merchants, consumers, and Dashers, as applicable, of an acquired business;
•challenges integrating accounting, finance, and forecasting practices of acquired businesses with our own, especially in the context of international businesses;
•challenges relating to the structure of an investment, such as governance, accountability, operations, expense sharing, and decision-making conflicts that may arise in the context of a joint venture or other majority ownership investments;
•challenges with integrating the brand identity of an acquired company with our own;
•difficulties in operating a geographically dispersed organization, including as a result of different time zones, languages, and cultural, political, and business practices;
•currency, regulatory, and compliance risks associated with international jurisdictions and entry into new markets;
•diversion of financial and management resources from existing operations or alternative acquisition or investment opportunities;
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
•failure to identify the problems, liabilities, or other shortcomings or challenges of an investment or acquired business, technology, or asset, including issues related to intellectual property, regulatory compliance practices, litigation, information security vulnerabilities, trust and safety practices, brand management, revenue recognition or other accounting practices, or employee or user issues;
•the enactment of new laws or regulations that are adverse to an investment or acquired business, or impede our ability to achieve the expected benefits of such investments;
•regulatory challenges from antitrust or other regulatory authorities that may block, delay, or impose conditions (such as divestitures, ownership, or operational restrictions or other structural or behavioral remedies) on the completion of transactions or the integration of acquired businesses;
•an acquired business or investment in new technologies, products, or services cannibalizing a portion of our existing business;
•additional stock-based compensation issued or assumed in connection with an acquisition or strategic transaction, which may in turn impact our stock price and results of operations
•as a result of an acquisition, third parties we or an acquired business works with may delay or defer certain business decisions, seek to terminate, change or renegotiate their relationships with us or the acquired business, or consider working with a competitor instead; and
•adverse market reaction to an acquisition, particularly if we are unable to achieve any expected benefits in our results of operation, or if the anticipated benefits are not realized as rapidly or to the extent anticipated or if the transaction costs are greater than expected.
In particular, the ongoing integration of Wolt into our business poses heightened risks, including write-offs or restructuring charges, unanticipated costs, regulatory and compliance risk associated with operating in a number of new jurisdictions, operational difficulties, and the loss of key employees. There can be no assurance that the integration will be accomplished effectively or in a timely manner. In addition, the integration of Wolt will subject us to liabilities that may exist at Wolt or may arise in connection with the completion of the acquisition, some of which may be unknown. Although we and our advisers have conducted due diligence on the operations of Wolt and we have certain rights of indemnification, including an escrow of acquisition consideration to secure certain obligations of Wolt's securityholders, there can be no guarantee that we are aware of all liabilities of Wolt or that the amounts in escrow will be sufficient. Further, the escrow consists of shares and therefore, even if we are able to recover from the escrow, we will need to use our cash and resources to pay for the liabilities and damages. These liabilities, and any additional risks and uncertainties related to the transaction not currently known to us or that we may currently deem immaterial or unlikely to occur, could negatively impact our business, financial condition and results of operations, including our profitability. Further, Wolt’s business is different in certain ways from ours, and as a result our results of operations may be affected by factors that differ from those currently affecting our results of operations.
We have made and may continue to make strategic investments as part of our business strategy. For example, in October 2021, we closed a $395 million investment in preferred shares of a private company based in Europe which provides an instant grocery delivery service. Strategic investments inherently involve less control over business operations of the investee, thereby potentially increasing the financial, legal, operational, regulatory, and/or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Business decisions or other actions or omissions of the partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to sell or transfer, or realize value from our investments may be limited by applicable securities laws and regulations. Entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. In addition, our investments are speculative in nature and may decline in value or be entirely lost, and we may not have liquidity opportunities for our investments in private companies.

If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of, and investments in, businesses, technologies, services, intellectual property, and other assets and arrangements and investments, or if we fail to successfully integrate or otherwise realize the benefits of such acquisitions, our business, financial condition, and results of operations could be adversely affected.
Our international operations and any future international expansion will subject us to additional costs and risks and our plans may not be successful.
We have significant international operations, and we expect to continue to make significant investments in international markets as part of our growth strategy. We launched our platform in Canada in 2015, Australia in 2019, Japan and Germany in 2021, and New Zealand in 2022. We continued our expansion in Europe and Asia through our acquisition of Wolt in 2022, which brings the number of countries that we operate in outside the United States to 26. Our operations outside of the United States require significant operating expenses and management attention in order to oversee operations over broad geographic areas with varying cultural norms and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. Our current international operations and our plans for investment in international markets subject us to a number of risks and we may not be successful in our international operations for a variety of reasons, including:
•an inability to recruit and retain talented and capable employees in foreign countries and maintain our company culture across all of our offices;
•an inability to attract merchants, consumers, and Dashers;
•competition from local incumbents that better understand the local market, may market and operate more effectively, and may enjoy greater local affinity or awareness;
•differing demand dynamics, which may make our platform less successful;
•difficulty localizing, or an inability to localize, services for international merchants, Dashers, and consumers;
•complying with varying laws and regulatory standards, including with respect to labor and employment, data privacy, data protection, tax, export control and sanctions, public health, payment processing, transactions, and local regulatory restrictions;
•increased financial accounting and reporting requirements and complexities, including with respect to revenue recognition and similar accounting principles;
•difficulties with communication and information sharing as a result of communication barriers, cultural norms and customs, and differing legal, compliance, trust and safety, accounting, and financial standards, especially as it relates to compliance with laws, internal controls and processes, and financial reporting;
•adverse tax consequences, including the complexities of foreign value added and digital services tax systems, and restrictions on the repatriation of earnings;
•unique and varying terms and conditions in contract negotiations across jurisdictions;
•varying payment cycles and difficulties in enforcing contracts and collecting accounts receivable;
•obtaining any required government approvals, licenses, or other authorizations;
•varying levels of Internet and mobile technology adoption and infrastructure;
•currency exchange restrictions or costs;
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
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may subject our business to broader economic, political, and other international risks, including economic volatility, security risks, and geopolitical conflicts, and may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions. For example, the civil unrest in Kazakhstan required Wolt to temporally suspend its business operations in the country due to safety and security concerns, as well as the unavailability of, and significant disruptions to, Internet service. While we have been able to resume business operations in Kazakhstan, such events may occur in the future in other countries or regions leading to similar disruptions.
Our pricing methodologies are impacted by a number of factors and ultimately may not be successful in attracting and retaining merchants, consumers, and Dashers. Price controls on local commerce platforms will have an adverse impact on our results of operations.
Demand for our platform is highly sensitive to a range of factors, including the price of the goods delivered, the amount of compensation and gratuities required to attract and retain Dashers, incentives paid to Dashers, and the fees and commissions we charge merchants and consumers. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. For example, fees and commissions charged by local commerce platforms have been under increased scrutiny and are expected to continue to be subject to political and public debate in the jurisdictions in which we and our subsidiaries operate. In connection with the COVID-19 pandemic, over 50 jurisdictions across the United States, including many jurisdictions in California, have implemented temporary price controls on local commerce platforms. In addition, some jurisdictions have enacted permanent price controls, including San Francisco, California, New York, New York, Philadelphia, Pennsylvania, Minneapolis, Minnesota, and Seattle, Washington. We have filed litigation challenging the San Francisco and New York price control measures. Subsequent to the lawsuit, San Francisco amended its price control measure and we intend to dismiss the lawsuit once the amendment becomes effective. As to the New York litigation we cannot be certain as to the outcome. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers, though we are aware of multiple jurisdictions which have adopted explicit limits or prohibitions against doing so in connection with price controls, which could further increase our costs and harm our business. To the extent that price control measures lead to an increase in the fees we charge to consumers, consumer demand for our services could be reduced, which would further harm our business and results of operations. In addition, certain jurisdictions may challenge the way in which we categorize or collect such increased consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing and/or misleading to consumers. Although temporary price controls in some jurisdictions in which we operate have expired, with the continued effects of the COVID-19 pandemic and the increasing prevalence of local commerce platforms, we expect existing price controls to persist in the near term and for additional jurisdictions where we operate to implement price controls. If any of these events occur, or if price controls are retained after the COVID-19 pandemic subsides, our business, financial condition, and results of operations could be further adversely affected. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business.
Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract and retain new merchants, consumers, and Dashers at a lower cost than us. There can be no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the price of delivery for consumers, increase the incentives we pay to Dashers that utilize our platform, further reduce the fees and commissions we charge merchants, or increase our marketing and other expenses to attract and retain merchants, consumers, and Dashers in response to competitive pressures. We have launched, and may in the future launch, new pricing strategies and initiatives, including Dasher or consumer loyalty programs, such as our membership products like DashPass and Wolt+, or modify existing pricing methodologies or the way in which fees, taxes, or similar items are presented on our platform, any of which may not ultimately be successful in attracting and retaining merchants, consumers, or Dashers and which may result in lower commissions or fees, which could adversely affect our business, financial condition, and results of operations. Further, our consumers’ price sensitivity may vary by geographic location, and as we expand, our business model and pricing methodologies may not be competitive in these locations. As a result, our continued international expansion may require us to change our operations and pricing strategies to adjust to different cultural norms, including with respect to consumer pricing and gratuities.
Our assessments about optimal pricing strategy may not be accurate and may not enable us to compete in the categories and regions in which we operate effectively. There may also be errors or defects in the technology we use to set our prices, which could result in underpricing or overpricing our services. In addition, if the services on our platform change, then we may need to revise our pricing methodologies. Any such pricing assumptions, technological errors or defects in pricing, or changes to our pricing methodology could adversely affect demand for our platform, our brand and reputation, and results of operations.

We face certain risks associated with our pay model for Dashers.
Our pay model for Dashers in the United States, particularly with respect to tips for Dashers, has previously led, and may continue to lead, to negative publicity, lawsuits, arbitration demands, and government inquiries. For example, under our former pay model for Dashers in the United States, we would increase the amount paid to Dashers on a delivery in cases when a consumer left little or no tip. Although this “boost” pay was intended to help Dashers by making every delivery economically worthwhile, it also had the unintended effect of causing some people to be under the misimpression that not all tips were being received by Dashers. Government authorities have also brought claims against us related to our former DoorDash Dasher pay model and may bring similar claims in the future. For example, on November 19, 2019, the District of Columbia filed an action in the Superior Court of the District of Columbia alleging violations of the District of Columbia’s Consumer Protection Procedures Act with respect to our former DoorDash Dasher pay model and on November 30, 2020, the court entered a consent order and judgment to resolve the litigation. We could face similar claims related to our former DoorDash Dasher pay model from other government authorities in the future.
The incorrect understanding or perception of our former DoorDash Dasher pay model by some led, and may continue to lead, to some consumers providing lower tips, or no tips at all, to Dashers, which could impact the amount that Dashers are able to earn on our platform and our ability to attract and retain Dashers. We have also launched, and may in the future launch, certain changes to the rates and fee structure for Dashers that utilize our platform, which may not ultimately be successful in attracting and retaining Dashers. For example, in September 2019, we changed our DoorDash Dasher pay model to include (i) a base pay amount for each order, which depends on the estimated time, distance, and desirability of the order, (ii) promotions for orders that meet certain conditions, including bonuses for DoorDash Dashers who meet specific goals, and (iii) tips from consumers, which DoorDash Dashers receive 100% of on top of base pay and promotions.
We increased the amount we pay to DoorDash Dashers per order when we changed to our current pay model, but our current DoorDash Dasher pay model may also cause less consistency in earnings across deliveries in some cases. Further, this pay model may lead to negative publicity related to perceptions of the complexity of the pay model, inconsistency in earnings for Dashers, and lack of flexibility in the ways consumers can leave tips, and as a result, we may not be successful in attracting and retaining merchants, consumers, and Dashers. In the future, based on a variety of factors, including legal and regulatory changes and expansion into new categories and geographies, we may change our Dasher pay models again. Our current Dasher pay models, and any future changes to our pay model or our ability to cost-effectively acquire and retain Dashers, could result in an increase to the fees we charge to consumers, which in turn could affect our ability to attract and retain consumers, and could adversely affect our business, financial condition, and results of operations.
Further, while we maintain that Dashers that utilize our platform are independent contractors, there is a risk that Dashers may be reclassified as employees under U.S. federal or state or international law. As discussed further elsewhere in this Quarterly Report on Form 10-Q, we have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification in the United States, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex, including an action brought by the San Francisco District Attorney in June 2020. Certain risks related to reclassification of Dashers that use our platform are described in more detail under “— If Dashers that use our platform are reclassified as employees under U.S. federal or state or international law, our business, financial condition, and results of operations would be adversely affected.” A reclassification of Dashers as employees could require us to revise our pricing methodologies and Dasher pay models to account for such a change to Dasher classification, and to make other substantive internal adjustments to account for any transition of a subset of Dashers to employment positions, which would have an adverse impact on our business, financial condition, and results of operations.
We are committed to expanding our platform and enhancing the DoorDash experience, which may not maximize short-term financial results and may yield results that conflict with the market’s expectations, which could result in our stock price being adversely affected.
We are passionate about expanding our platform and continually enhancing the DoorDash experience, with a focus on driving long-term engagement through innovation, the expansion of our platform and services, and providing high-quality support, which may not necessarily maximize short-term financial results. We frequently make business decisions that may negatively impact our short-term financial results when we believe that the decisions are consistent with our goals to improve the DoorDash experience, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our growth, business, financial condition, and results of operations could be adversely affected.

If we fail to manage our growth effectively, our brand, business, financial condition, and results of operations could be adversely affected.
Since 2013, we have experienced rapid growth in our employee headcount, the number of users on our platform, our geographic reach, and our operations, and we expect to continue to experience growth in the future. We have experienced rapid employee headcount growth at our San Francisco headquarters, in a number of our offices across the United States, internationally, and with employees working remotely across the United States and internationally. We have also recently expanded our presence, both in employee headcount and operationally, in Europe and Asia through our acquisition of Wolt. This growth has placed, and may continue to place, substantial demands on management and our operational and financial infrastructure.
Our failure to implement and maintain effective internal control over financial reporting as a result of our rapid growth, including at Wolt and other companies we may acquire, could result in errors in our consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and could cause a decline in the price of our Class A common stock. We will need to continue to improve our operational and financial infrastructure in order to manage our business effectively and accurately report our results of operations. Similarly, our failure to implement and maintain effective data and information security systems with respect to our platform as we grow could result in breaches, security incidents, theft or fraud, service disruptions, loss of user confidence in our platform, legal claims, regulatory investigations, and damage to our reputation or brand, any of which could adversely affect our business, financial condition and results of operations.
A majority of our employees have been with us for fewer than 24 months. We have made, and intend to continue to make, substantial investments in our technology, customer service, and sales and marketing infrastructure. Our ability to manage our growth effectively and to integrate new employees, technologies, services, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure and to continue to effectively integrate, develop, and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. Continued growth could challenge our ability to develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel, and maintain user satisfaction. Additionally, if we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation and brand, business, financial condition, and results of operations.
Growth of our business will depend on a strong reputation and brand and any failure to maintain, protect, and enhance our brand would hurt our ability to retain or expand our base of merchants, consumers, and Dashers and our ability to increase their level of engagement.
We believe that building a strong reputation and brand and continuing to increase the strength of the local network effects among the merchants, consumers, and Dashers that use our platform are critical to our ability to attract and retain all three constituencies and increase their engagement with our platform and will only become more important as competition in our industry further intensifies. Similarly, maintaining and enhancing the Wolt reputation and brand will be particularly important for our continued growth in Europe and Asia. Successfully maintaining, protecting, and enhancing our reputation and brand and increasing the local network effects of our platform will depend on the success of our marketing efforts, our ability to provide consistent, high-quality services and support, and our ability to successfully secure, maintain, and defend our rights to use the “DoorDash” and "Wolt" marks, our logos, and other trademarks important to our brand, as well as a number of other factors, many of which are outside our control. We believe that our paid marketing initiatives have been critical in promoting awareness of our platform, which in turn drives new user growth and engagement, but future marketing efforts may not be successful or cost-effective. Our users have a wide variety of options for delivery of goods, including other local commerce platforms and services, and consumer preferences may also change from time to time. To expand our user base, we must appeal to new users who may have historically used other methods of delivering goods or other local commerce platforms.
Our reputation, brand, and ability to build trust with existing and new merchants, consumers, and Dashers may be adversely affected by complaints and negative publicity about us, our platform, merchants, and Dashers that utilize our platform or our competitors’ platforms, even if factually incorrect or based on isolated incidents. The effect of negative publicity could be exacerbated to the extent dissatisfaction with, or complaints concerning, us are disseminated via social media, due to its immediacy and accessibility as a means of communication. Any such expressions of dissatisfaction or complaints, even if ultimately concluded to be unfounded or successfully resolved without direct adverse financial effects, could still harm our brand, reputation, and local network effects. Negative perception of our platform or company may result from:

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
•traffic accidents caused by, or involving, Dashers or death or serious injury involving a Dasher or any party associated with us;
•a pandemic or an outbreak of disease, such as the COVID-19 pandemic, in which constituencies of our network become infected;
•a failure to provide Dashers with a sufficient level of orders or otherwise pay Dashers competitively;
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
•a failure to comply with legal, tax, privacy, and regulatory requirements, including violations of food information and alcohol delivery age verification regulations;
•changes to our practices with respect to collection and use of consumer, merchant, and Dasher data;
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
•our operations in regions that are or become subject to geopolitical instability, conflict, or economic sanctions, and any negative consequences of such operations to us, our merchants, consumers, or Dashers; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.
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
We are the subject of media coverage from time to time. Unfavorable publicity regarding our business model, Dasher pay models, user support, technology, platform changes, platform quality, delivery issues, privacy or security practices, management team, compliance with laws and regulations, or the health and safety of Dashers, merchants and consumers using our platform could adversely affect our reputation. Such negative publicity could also harm the size of our network and the engagement and loyalty of merchants, consumers, and Dashers that utilize our platform, which could adversely affect our business, financial condition, and results of operations. For example, we have previously received negative media coverage related to the manner in which Dashers were compensated, in particular with respect to gratuities, concerns related to food tampering and general food safety and quality, and concerns regarding the safety of Dashers, consumers, and merchants using our platform, which has adversely affected our reputation and brand. As our platform continues to scale and public awareness of our brand increases, any future issues that draw media coverage could have an amplified negative effect on our reputation and brand. In addition, negative publicity related to key brands, influencers, or other third parties that we have partnered with may damage our reputation, even if the publicity is not directly related to us. Any negative publicity that we may receive could diminish confidence in, and the use of, our platform, which could adversely affect our business.
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
Our business involves the collection, storage, processing, and transmission of personal data and other sensitive and proprietary data of our merchants, consumers, and Dashers. Additionally, we maintain sensitive and proprietary data relating to our business, such as our own proprietary data and personal data relating to our employees. An increasing number of organizations, including large online and off-line merchants and businesses, other large Internet companies, financial institutions, and government institutions, have disclosed breaches of their information security systems and similar information security incidents, some of which have involved sophisticated and highly targeted attacks. These incidents can originate with external actors or with our employees who have access to sensitive data or systems, whether acting maliciously or through inadvertently providing access to an external party or having their credentials compromised by an outside party. In addition, these incidents could originate on our vendors’ platforms, vendors’ systems, or with our vendors’ personnel, which could then be leveraged to access our websites, platforms, and proprietary data, including personal data. We and our vendors have previously experienced these types of breaches and other incidents. For example, in September 2019, we reported an incident affecting one of our vendors that resulted in the unauthorized acquisition of certain Dashers’ driver licenses as well as data related to certain of our consumers. This incident has resulted in regulatory inquiries and is the subject of litigation. In addition, in December 2021, a vulnerability in a popular logging software, Log4j, was publicly announced. If left unpatched, the Log4j vulnerability could be exploited to allow unauthorized actors to execute code remotely on a system using Log4j. We have taken steps to ensure these vulnerabilities have been patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional critical vulnerabilities of Log4j or other open source software upon which we rely will not be discovered. We have undertaken steps to enhance our data security and governance program, which include adding additional protective security layers around the data, improving security protocols that govern access to our systems, hiring additional personnel with data and information security experience, and bringing in outside expertise to increase our ability to identify and repel threats. We cannot assure you that all potential causes of these incidents have been identified and remediated or will not lead to recurrence or similar incidents. While we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents or to any incidents which may occur in the future. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other incidents in the future, and we may face increased costs and expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.
Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us or our vendors, we and our vendors may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we and our vendors may face delays in our detection or remediation of, or other responses to, security breaches and other incidents. Unauthorized parties have in the past gained access, and may in the future gain access, to systems or facilities used in our business through various means, including gaining unauthorized access to our systems or facilities or those of merchants, consumers, and Dashers that use our platform, attempting to fraudulently induce our employees, merchants, consumers, Dashers, vendors, or others into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology ("IT"), systems, or attempting to fraudulently induce our employees, merchants, or others into manipulating payment information, resulting in the fraudulent transfer of funds to bad actors. Moreover, with many of our employees and contractors, and the employees and contractors of the third parties with which we work, working remotely, we may be exposed to increased risks of security breaches or incidents. Also, due to political uncertainty and military actions associated with Russia's invasion of Ukraine, we and our vendors are vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations, supply chain, websites, and platforms.
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
Although we have developed systems and processes that are designed to protect the personal data of merchants, consumers, and Dashers that utilize our platform, protect our systems, prevent data loss, and prevent other security breaches and security incidents, these security measures have not fully protected our systems in the past and cannot guarantee security in the future. The IT and infrastructure used in our business may be vulnerable to cyberattacks, viruses, social engineering, bugs, defects, vulnerabilities, denial of service, credential stuffing, ransomware and other malware and malicious code, employee error and malfeasance, and other sources of disruption or interruption of such IT and infrastructure, or security breaches or incidents, and unauthorized parties may be able to access data, including personal data and other sensitive and proprietary data of merchants, consumers, and Dashers, our employees’ personal data, or our other sensitive and proprietary data, accessible through those systems. Although we have policies restricting the access to the personal data we store, there is a risk that these policies may not be effective in all cases. Any actual or perceived breach of privacy, or any actual or perceived security breach or similar incidents, could interrupt our operations, result in our platform being unavailable, result in loss or improper access to, unavailability of, acquisition, disclosure, modification or other processing of, data, result in fraudulent transfer of funds, harm our reputation, brand, and competitive position, damage our relationships with third-party partners, or result in claims, regulatory investigations, and proceedings and significant legal, regulatory, and financial exposure, including ongoing monitoring by regulators. Any such incidents or any perception that our security measures are inadequate could lead to loss of merchant, consumer, or Dasher confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Further, any cyberattacks or actual or perceived security or privacy breaches or other incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us.
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
Applicable laws or regulations could force us to disclose our intellectual property, such as our trade secrets and other proprietary data, including the personal data of our users. For example, the City Council of New York passed a law effective in December 2021 that would require us to provide consumer data, such as names, phone numbers, email addresses, and delivery addresses to restaurant merchants for orders on our platform in New York City, unless a consumer opts out. This could result in consumers receiving unsolicited communications from merchants, which could lead to a negative consumer experience. We have filed a lawsuit challenging this law, and New York City has agreed not to enforce the law against us during the pendency of the litigation. If our lawsuit is not successful, complying with this law could have an adverse effect on our intellectual property or result in harm to our reputation or brand.
Additionally, defending against claims or litigation based on any privacy or security breach or incident, regardless of their merit, could be costly and divert management’s attention. We cannot be certain that our insurance coverage will be adequate for liabilities incurred relating to any privacy or security breach or incident, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of any claim against us that exceeds available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.
The on-demand local commerce category and the markets for other delivery fulfillment services are still in relatively early stages of growth, and if these categories do not continue to grow, grow slower than we expect, or fail to grow as large as we expect, our business, financial condition, and results of operations could be adversely affected.
The on-demand local commerce category has grown rapidly since we launched our platform in 2013, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. The markets for other delivery fulfillment services we facilitate are also relatively nascent, and it is uncertain whether demand for convenience or grocery delivery services or other services we may facilitate in the future will continue to grow and achieve wide market acceptance, if at all. In addition, through our acquisition of Wolt, we have entered many geographies where the development of the markets for the delivery fulfillment services we facilitate may be at different stages. Our success will depend to a substantial extent on the willingness of people to widely adopt on-demand local commerce and other delivery fulfillment services we facilitate. If the public does not perceive these services as beneficial, or chooses not to adopt them as a result of concerns regarding safety, affordability, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms or otherwise, or instead adopts alternative solutions that may arise, then the market for our platform may not further develop, may develop slower than we expect, or may not achieve the growth potential we expect, any of which could adversely affect our business, financial condition, and results of operations.
Illegal, improper, or otherwise inappropriate activity of merchants, consumers, or Dashers, whether or not occurring while using our platform, could expose us to liability and adversely affect our business, brand, financial condition, and results of operations.
Illegal, improper, or otherwise inappropriate activities by merchants, consumers, or Dashers, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our platform or individuals who are intentionally impersonating consumers or Dashers, have occurred, and in the future may occur, which could adversely affect our brand, business, financial condition, and results of operations. These activities include food tampering, inappropriate or unsanitary food preparation, handling, or delivery, including the use of unsafe or inappropriate delivery equipment, assault, battery, theft, unauthorized use of credit and debit cards or bank accounts, sharing of consumer accounts, registering Dasher accounts with us with stolen personal information, consumer identity theft, and other misconduct. Such activities may result in injuries, property damage, or loss of life for consumers and third parties, or business interruptions, reputational and brand damage, or other significant liabilities for us.
We have in the past incurred, and may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card data, referral fraud by both consumers and Dashers, fraud with respect to background checks, fraud by employees or agents relating to payments or credits on our platform, attempted payments by consumers with insufficient funds, exploitation of system bugs or vulnerabilities to circumvent payment requirements, fraud committed by consumers in concert with Dashers, and account takeovers of Dasher accounts by bad actors. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information, or payment information and unauthorized acquisition or use of credit or debit card details, bank account information, and mobile phone numbers. For example, bad actors have created Dasher accounts using other people’s stolen personal identifying information to commit fraud on our platform and for other illicit purposes. Among other things, in the United States, this has caused Form 1099s to be incorrectly sent to individuals who are not performing services as Dashers. We have launched a series of initiatives and products changes to help prevent these practices, but there can be no assurances that our efforts will be successful in fully remediating this or similar issues.
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
While we have implemented various measures intended to anticipate, identify, and address the risk of these types of illegal, improper, or otherwise inappropriate activities of merchants, consumers, and Dashers, these measures may not adequately address or prevent all such activity from occurring and such conduct could expose us to liability, including through litigation, or adversely affect our brand or reputation. For example, Dashers whose accounts we have deactivated from our platform may nevertheless find a way to create a new account on our platform and perform deliveries. At the same time, if the measures we have taken to guard against these illegal, improper, or otherwise inappropriate activities, such as our requirement that all Dashers undergo a background check where permitted by applicable law, are too restrictive and inadvertently prevent Dashers and consumers otherwise in good standing from using our platform, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, or if our competitors do not adopt similar measures, the growth and engagement of the number of Dashers and consumers on our platform and their use of our platform could be adversely affected. In addition, our ability to adopt measures to anticipate, identify, and address illegal, improper, or otherwise inappropriate activity may be particularly limited with our Self-Delivery service, which enables merchants on our Marketplaces to fulfill orders with their own delivery fleets. These delivery providers are retained directly by merchants, and as a result, we do not conduct background checks on such providers or engage in any of the other activities that are a part of the typical onboarding process for Dashers on our platform. Any negative publicity related to incidents involving illegal, improper, or otherwise inappropriate activities, or the measures we adopt to mitigate the risk of such incidents, whether such incident occurred on our platform or on our competitors’ platforms, could adversely affect our reputation and brand or public perception of our industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
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
Further, some non-partner merchants may not want to be included on our platform and may request to be removed. While we honor these requests, removing non-partner merchants impacts our ability to provide a broad selection of merchants. In addition, there is a risk that non-partner merchants bring legal claims against us relating to their inclusion on our platform. For example, in 2015, In-N-Out Burger filed a complaint against us claiming unfair competition, among other claims, and sought a permanent injunction to stop us from delivering their food. There is also a risk that state or local law is enacted to prevent platforms like ours from including non-partners on the platform. For example, the California Legislature passed legislation, California Assembly Bill 2149 (“AB 2149”), which was signed into law by Governor Gavin Newsom and became effective on January 1, 2021. AB 2149 prohibits, among other things, local commerce platforms like ours from facilitating deliveries from restaurants in California without the restaurants’ prior consent. Similar prohibitions have also been enacted in jurisdictions where we operate including Louisiana, Massachusetts, Michigan, Arkansas, Virginia, Washington, DC, Nevada, Missouri, Oregon, Rhode Island, New York, Colorado, New Hampshire, Iowa, and Illinois and are being contemplated in other jurisdictions. Beyond regulatory restrictions, we may also adopt internal policies that limit or prohibit the facilitation of deliveries from merchants without their prior consent. For example, in November 2020, we adopted internal policies pursuant to which we generally do not add new non-partner restaurants for delivery on our platform in the United States and such policies require the use of disclaimers with existing non-partner restaurants on our platform in the United States to inform consumers that such restaurants are not partnered with DoorDash. In the future, based on a variety of factors, including legal and regulatory changes, we may continue to revise and update our internal policies related to non-partner restaurants and other merchants. To the extent we are required or we choose to remove non-partner merchants for any reason, this will adversely affect our ability to attract and retain consumers and could directly and adversely affect our business, financial condition, and results of operations.
If we do not continue to innovate and further develop our platform, our platform developments do not perform, or we are not able to keep pace with technological developments, we may not remain competitive and our business and results of operations could suffer.
Our success depends in part on our ability to continue to innovate and further develop our platform. To remain competitive, we must continuously enhance and improve the functionality and features of our platform, including our websites and mobile applications and the suite of merchant services that we offer through our platform. If we fail to expand the suite of merchant services that we offer through our platform, or if we fail to continuously enhance and improve our existing merchant services, our ability to retain and acquire merchants could be adversely affected. To compete effectively, we must also provide a convenient, efficient, and reliable consumer experience on our platform, and we may be unable to effectively address consumer needs or identify emerging consumer trends. If competitors introduce new features, offerings, or technologies, or if new industry standards and practices or consumer trends emerge, our existing technology, services, websites, and mobile applications may become less popular or obsolete. Our future success could depend on our ability to respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.
We have scaled our business rapidly and significant new platform features and services have in the past resulted in, and in the future may continue to result in, operational challenges affecting our business. Developing and launching enhancements to, and new services on, our platform may involve significant technical risks, the time and attention of our personnel, including management and key employees, and upfront capital investments that may not generate return on investment. We may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. If we face material delays in introducing new or enhanced platform features and services or if our recently introduced offerings do not perform in accordance with our expectations, the merchants, consumers, and Dashers that utilize our platform may forego the use of our services in favor of those of our competitors.
We face certain risks in expanding our convenience, grocery, and other retail operations in connection with our self-operated convenience and grocery stores.
We face certain risks in connection with the operation of DashMart and Wolt Market, our first-party owned and self-operated convenience and grocery delivery businesses. To build and expand DashMart and Wolt Market, we have made substantial investments, including in establishing and managing a reliable supply chain for groceries, including the maintenance of a cold chain to ensure food safety and hygiene, establishing supply-related contractual partnerships, inventory management, leasing premises, hiring personnel, and rolling out relevant technologies and processes. We also plan to continue to invest in such businesses in the future. The maintenance and expansion of our DashMart and Wolt Market businesses requires significant investments, and there is no assurance that we will realize any of the anticipated benefits. In locations where we operate DashMart and Wolt Market, we may not be able to generate a sufficient number of orders to make such services viable in certain locations and we may incur significant costs before we can determine the viability of these DashMart and Wolt Market locations. Our expansion into convenience, grocery, and other retail categories, may also result in the diversion of management’s attention from other business opportunities as well as the diversion of resources from support functions, which could adversely affect our business, financial condition, and results of operations.
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
Our ability to attract and retain merchants, consumers, and Dashers is dependent in part on our ability to provide high-quality support. Merchants, consumers, and Dashers depend on our support organization to resolve any issues relating to our platform. We rely on third parties to provide some support services and our ability to provide effective support is partially dependent on our ability to attract and retain third-party service providers who are not only qualified to support users of our platform but are also well versed in our platform. As we continue to grow our business and improve our offerings, we will face challenges related to providing high-quality support services at scale. Additionally, as we continue to grow our international business and the number of international users on our platform, our support organization will face additional challenges, including those associated with delivering support in languages other than English and in ways consistent with the customs and dominant technologies used in the various geographies in which we operate. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform and business, our financial condition, and results of operations.
If we fail to maintain or improve the cost-effectiveness of our local commerce platform, our business, financial condition, and results of operations could be adversely affected.
Our ability to provide a cost-effective local commerce platform depends on a number of factors, including Dasher efficiency and Dasher pay. Dasher efficiency relies on the technology that powers our platform and while we continue to make significant investments to improve the efficiency and sophistication of our technology, including enhancements to demand prediction, forecasting food preparation times at merchants, and optimizing our routing and batching algorithms, there is no guarantee that such efforts will be successful and produce the resulting gains in efficiency to our platform that we expect, or at all. Dasher pay is a major component of the cost of our business and subject to a number of risks, including changes to our Dasher pay models and changes in macroeconomic conditions. The cost effectiveness of our platform would also be adversely affected if our operational and technological improvements do not reduce the number of defective orders and accordingly our cost of revenue and refunds and credits. If we are unable to maintain or improve the cost effectiveness of our platform, including with respect to Dasher efficiency and Dasher pay, our business, financial condition, and results of operations could be adversely affected.
We experience significant seasonal fluctuations in our financial results, which could cause our Class A common stock price to fluctuate.
Our business is highly dependent on consumer spending habits and Dasher behavior patterns, each of which have a significant impact on our growth and expenses. We may experience changes in consumer activity over the course of the calendar year, although our rapid growth and the impact of the COVID-19 pandemic has made, and may continue to make, seasonal fluctuations difficult to detect. For example, consumer activity may be impacted by weather. Colder or more inclement weather may increase consumer demand, while warmer or sunny weather may decrease consumer demand. In contrast, the number of available Dashers may decrease during periods of cold or inclement weather, during times when we need more Dashers available to fulfill orders driven by increased consumer demand. In such instances, we typically rely on incentive pay to attract sufficient Dashers to maintain the quality of our platform, which increases our costs. Further, severe weather can cause businesses, including restaurants, to close, making it impossible for Dashers to fulfill deliveries. We also benefit from increased order volume in our campus markets when school is in session, and we experience a decrease in order volume when school is not in session and during summer breaks and other vacation periods, causing a decrease in Dasher pay and adverse effects to our results of operations during impacted periods. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. In addition, other seasonal trends may develop and the existing seasonal trends that we experience may become more pronounced and contribute to greater fluctuations in our results of operations as we continue to scale and our growth slows. As such, we may not accurately forecast our results of operations and we may not be able to adjust our spending quickly enough if our revenue is less than expected, causing our results of operations to fail to meet our expectations or the expectations of investors.
The impact of economic conditions, adverse changes in geopolitical conditions, and other trends, including the resulting effects on consumer spending and merchant performance, may adversely affect our business, financial condition, and results of operations.
Our performance is subject to variable global economic conditions and other adverse changes in geopolitical conditions in any of the regions in which we do business, and their impact on levels of consumer spending. Some of the factors that may impact consumer spending include general economic conditions, unemployment, consumer debt, fluctuations in household net worth, inflation generally, fluctuations in gasoline, vehicle, and transportation costs, increased food costs, fluctuations in commodity prices, declines in asset prices, residential real estate and mortgage markets, taxation, energy prices, changes in interest rates and credit availability, consumer confidence, and uncertainty regarding the current and future political and economic environment, and other macroeconomic factors. Economic conditions in certain regions may also be affected or exacerbated by natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the COVID-19 pandemic.
Consumer purchases, particularly of discretionary items, may decline during recessionary periods and other periods in which disposable income is adversely affected, periods of economic uncertainty, or when there is a loss of consumer confidence in the economy. Consumers may choose to reduce their spending on our platform or forego spending on our platform altogether. Any decline in consumer spending on our platform could adversely affect our business, financial condition, and results of operations.
In addition, as our business has grown, including through our recent acquisition of Wolt, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally, including Russia’s invasion of Ukraine. While our business does not operate directly in Russia or Ukraine, we have operations in countries that border Russia and Ukraine and are exposed the economic impacts of that conflict on the region. Russia’s invasion of Ukraine has and may continue to adversely impact macroeconomic conditions and give rise to volatility and instability in a manner that adversely affects our business and merchants, consumers, and Dashers on our Marketplaces. Russia’s invasion of Ukraine could also negatively impact consumer confidence and spending globally and in the neighboring countries in which we operate, disrupt supply chains, and drive inflationary cost increases for labor, fuel, materials, food, and services, which may all negatively impact our business.
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
Further, because spending on our platform is generally considered to be discretionary, we expect that any decline in consumer spending would have a disproportionate effect on our business relative to those businesses that sell products or services considered to be necessities. If spending on our platform declines, or grows at a slower rate due to reduced discretionary consumer spending, our business, financial condition, and results of operations would be adversely affected. Additionally, merchants on our platform may be negatively impacted by supply chain issues, labor shortages, inflation, or other macroeconomic factors. Labor shortages and supply chain issues at merchants could negatively impact their ability to fulfill orders, which could negatively impact volume on our Marketplaces and in our Drive business. Inflationary pressures could drive merchant prices higher, which could negatively impact consumer demand and drive lower order volume on our Marketplaces and in our Drive business.
We may face difficulties as we expand our operations into new geographic markets and categories in which we have limited or no prior operating experience.
Our capacity for continued growth depends in part on our ability to expand our operations into, and compete effectively in, new geographic markets and categories. It may be difficult for us to understand and accurately predict consumer preferences and purchasing habits in these new geographic markets and categories. In addition, each market and category has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate, the pool of Dashers that are available, and our costs associated with insurance, support, fraud, and onboarding new Dashers. In addition, each market and category is subject to distinct competitive and operational dynamics. These include our ability to offer more attractive services than alternative options and our ability to efficiently attract and retain merchants, consumers, and Dashers, all of which affect our sales, results of operations, and key business metrics. As a result, we may experience fluctuations in our results of operations due to the changing dynamics in the geographic markets and categories in which we operate. If we invest substantial time and resources to expand our operations and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. For more information on risks associated with entry into new markets internationally see the section titled “— Our international operations and any future international expansion will subject us to additional costs and risks and our plans may not be successful.” For more information on risks associated with the entry into new categories see the section titled “— We face certain risks in expanding our convenience, grocery, and other retail operations, especially in connection with our self-operated convenience and grocery stores.”
We are subject to risks related to fluctuations in foreign currency exchange rates.
We are subject to foreign currency exchange risk as a result of our operations in foreign countries. When conducting business in foreign countries, including through Wolt and our other subsidiaries and affiliates, such business is typically denominated in the local currency of the respective country. Our most significant foreign currency exposure is currently to the euro, the Canadian dollar, the Israeli shekel, and Australian dollar. Because our financial statements are presented in U.S. dollars, local currencies will be converted into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, thereby increasing the foreign exchange translation risk.
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
We believe that autonomous and drone delivery technologies may have the ability to meaningfully impact our industry. We have invested and we expect to continue to invest in research and development related to autonomous and drone delivery technologies, either directly or in partnership with companies that develop such technologies. While we believe that autonomous and drone delivery could present substantial opportunities, the development of such technologies is expensive, time-consuming, and may not be successful. Autonomous and drone delivery technologies involve significant risks and liabilities. Failures of our or our partners’ autonomous or drone delivery technologies could generate substantial liability, create negative publicity, or result in regulatory scrutiny, all of which could have an adverse effect on our reputation, brand, business, results of operations, and prospects. Even if our or our partners’ efforts to develop autonomous and drone delivery technologies are successful, such efforts may not be cost-effective and there is no guarantee that such technologies can reduce our current costs of facilitating on-demand delivery services. Further, several other companies, including Uber and Amazon, are also developing autonomous and drone delivery technologies, either themselves or through collaborations, and we expect that they will use such technology to further compete with us in the local delivery fulfillment industry. Certain competitors may commercialize autonomous and drone delivery technologies at scale before we or our partners do. In the event that our competitors bring autonomous or drone delivery to market before we do, or their technology is or is perceived to be superior to our or our partners’ technology, they may be able to leverage such technology to compete more effectively with us, which would adversely affect our business, financial condition, and results of operations. For example, if competitors develop autonomous and drone delivery technologies that successfully reduce the cost of facilitating delivery fulfillment services, these competitors could offer their services at lower prices compared to the prices available to consumers on our platform. If a significant number of consumers choose to use our competitors’ offerings over ours, our business, financial condition, and results of operations could be adversely affected.
Further, we expect that governments will develop regulations that are specifically designed to apply to autonomous and drone technologies. These regulations could include requirements that significantly delay or narrowly limit the commercialization of autonomous and drone technologies, limit the utilization of autonomous and drone delivery on our platform, or impose significant liabilities on manufacturers or operators of these solutions or developers of these technologies. Moreover, these regulations may affect our or our partners’ ability to design and manufacture new autonomous or drone technologies. For example, commercial drone regulations adopted by the Federal Aviation Administration limit the altitude, available airspace, and weight of a drone, and require the certification of remote pilots that can operate a drone for commercial purposes in the United States. If regulations of this nature continue to be implemented, we or our partners may not be able to commercialize autonomous and drone delivery technologies in the manner we expect, or at all. Further, if we or our partners are unable to comply with existing or new regulations or laws applicable to autonomous and drone solutions, we could become subject to substantial fines or penalties.
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
•the integration of new personnel and businesses from acquisitions, including in the case of our recent acquisition of Wolt;
•competitive pressures to move in directions that may divert us from our mission, vision, and values;
•the continued challenges of a rapidly evolving industry;
•the increasing need to develop expertise in new areas of business that affect us; and
•negative perception of our treatment of employees, merchants, consumers, and Dashers or our response to employee sentiment related to political or social causes or actions of management.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the U.S. Securities and Exchange Commission (the "SEC") is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange

Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls.
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems, or the existing systems and third-party software applications that we rely on for financial reporting, do not perform as expected, we may experience further deficiencies in our controls and we may not be able to meet our financial reporting obligations. We also need to implement, integrate, and maintain effective internal control over financial reporting at companies we acquire, including in the case of our recent acquisition of Wolt, and any failure to do so could impact our ability to meet our financial reporting obligations.
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
We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and services. However, it may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform is unavailable when merchants, consumers, and Dashers attempt to access it or it does not load as quickly as they expect or it experiences capacity constraints due to an excessive number of users accessing our platform simultaneously, users may seek other offerings, and may not return to our platform as often in the future, or at all. This would adversely affect our ability to attract merchants, consumers, and Dashers and decrease the frequency with which they use our platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, reputation, financial condition, and results of operations would be adversely affected.
Defects, errors, or vulnerabilities in our applications, backend systems, or other technology systems and those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition, and results of operations.
The software underlying our platform is highly complex and may contain undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Our practice is to effect frequent releases of software updates, sometimes multiple times per day. The third-party software that we incorporate into our platform may also be subject to errors or vulnerabilities. Any errors or vulnerabilities discovered in our code or from third-party software after release could result in negative publicity and a loss of users, revenue, and availability of our platform, as well as other performance issues. Such vulnerabilities could also be exploited by malicious actors and result in exposure of data of users on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects, or vulnerabilities could adversely affect our business, reputation, brand, financial condition, and results of operations.
We have implemented “sell-to-cover” in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon vesting and/or settlement of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders. We also permit certain RSU holders to elect to cover the RSU tax withholding liabilities by providing to us a cash payment amount.
To fund the tax withholding and remittance obligations arising in connection with the future vesting and/or settlement of RSUs, we will either (i) withhold shares of our Class A common stock that would otherwise be issued with respect to such RSUs and pay the relevant tax authorities in cash to satisfy such tax obligations, (ii) have the holders of such RSUs use a broker to sell a portion of such shares into the market on the applicable settlement date, with the proceeds of such sales to be delivered to us for remittance to the relevant taxing authorities, in order to satisfy such tax withholding and remittance obligations, which is generally referred to as "sell-to-cover," or (iii) allow certain holders of such RSUs to pay us an amount in cash, via a broker, sufficient to cover the applicable RSU tax withholding obligations. If we withhold shares of our Class A common stock that would otherwise be issued with respect to the vesting and/or settlement of RSUs and pay the relevant tax authorities in cash to satisfy such tax obligations, this may result in significant cash expenditures by us. We have implemented “sell-to-cover” to satisfy tax withholding obligations, pursuant to which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by us to the taxing authorities. Such sales or any cash amount that the holder provides to us to cover the applicable RSU tax withholding obligations, in either case, will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but will cause dilution to our stockholders and, to the extent a large number of shares are sold in connection with any vesting event, such sales volume may cause our stock price to fluctuate.
We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.
We track certain operational metrics, including our merchant, consumer, and Dasher counts and key business and non-GAAP metrics such as Total Orders, Marketplace GOV, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit (Loss), Adjusted Gross Margin, Adjusted EBITDA, and Adjusted EBITDA Margin, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. For example, the accuracy of our operating metrics could be impacted by fraudulent users of our platform, and further, we believe that there are consumers who have multiple accounts, even though this is prohibited in our Terms of Service and we implement measures to detect and prevent this behavior. Consumer usage of multiple accounts may cause us to overstate the number of consumers on our platform. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, investors may lose confidence in our operating metrics and business and we expect that we could be subject to legal claims, including securities class action lawsuits, and our business, reputation, financial condition, and results of operations would be adversely affected.
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
Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our operations as a public company subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituencies will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.
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
Risks Related to our Legal and Regulatory Environment
If Dashers are reclassified as employees under U.S. federal or state or international law, our business, financial condition, and results of operations would be adversely affected.
We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the U.S. federal, state, and municipal levels, as well as internationally, challenging the classification of Dashers that utilize our platform as independent contractors. The tests governing whether a Dasher is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. We maintain that Dashers that utilize our platform are independent contractors. However, Dashers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on the local commerce industry. A reclassification of Dashers as employees would adversely affect our business, financial condition, and results of operations, including as a result of:
•monetary exposure arising from, or relating to failure to, withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, statutory and punitive damages, penalties, including related to PAGA and government fines;
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
In addition to the harms listed above, a reclassification of Dashers as employees would require us to significantly alter our existing business model and operations and impact our ability to add and retain Dashers to our platform and grow our business, which we would expect to have an adverse effect on our business, financial condition, and results of operations.
We have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex. We are currently involved in a number of putative class actions and representative actions brought, for example, pursuant to PAGA, and numerous individual claims, including those brought in arbitration or compelled pursuant to the terms of our independent contractor agreements to arbitration, challenging the classification of Dashers that utilize our platform as independent contractors. In addition, in June 2020, the San Francisco District Attorney filed a claim against us in the Superior Court of California, County of San Francisco, alleging that we misclassified California Dashers as independent contractors as opposed to employees. This action is seeking both restitutionary damages and a permanent injunction that would bar us from continuing to classify California Dashers as independent contractors. We believe we have meritorious defenses, despite the allegations of wrongdoing, and intend to defend ourselves vigorously in these matters. In addition, in 2017, we settled one classification matter in California on a class basis including claims raised under PAGA and in 2022 we settled a similar classification matter covering Massachusetts and California Dashers including claims raised under PAGA.
Some jurisdictions in the United States and internationally are considering modifying their standards used to determine worker classification. Further, the California Legislature passed AB 5 and it was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for a 2020 California ballot initiative ("Proposition 22") to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, on August 20, 2021, the Alameda County Superior Court in California issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General and other groups and individuals have appealed to the California Court of Appeal. To the extent Proposition 22 remains in effect pending further court proceedings, certain provisions regarding compensation, along with certain other requirements, are applicable to us and Dashers in California and our costs related to Dashers have increased in California. To offset a portion of these increased costs, in certain circumstances we charge higher fees and commissions, which could result in lower order volumes over time. Depending on whether and how much we choose to increase fees and commissions, these increased costs could also lead to a lower Net Revenue Margin, which we previously referred to in past SEC filings as Take Rate, defined as revenue expressed as a percentage of Marketplace GOV. The provisions resulting from Proposition 22 that are now applicable to us include, but are not limited to, (i) net earnings (which excludes tips, tolls, and certain other amounts) to Dashers no less than a net earnings floor equal to (A) 120% of the minimum wage for a Dasher’s engaged time and (B) for Dashers using a motor vehicle, $0.30 per engaged mile (which amount shall be adjusted for inflation in future years) and (ii) for Dashers averaging at least 15 hours per week of engaged time during a calendar quarter who subscribe to a qualifying health plan, payments to such Dashers of healthcare subsidies of varying dollar amounts depending on a Dasher’s engaged time per week. As such, Proposition 22 has had, and may continue to have, an adverse impact on our results of operations.
In addition, several jurisdictions where we operate may be considering adopting legislation, or we may propose or support legislation, ballot initiatives, or other legislative processes, that would pair worker flexibility and independence with new protections and benefits, and we are engaged in ongoing discussions with Dashers, policy makers, and other stakeholders regarding the future of the type of work that Dashers perform. To the extent other jurisdictions adopt such legislation, or we propose or support legislation, ballot initiatives, or other legislative processes, we would expect our costs related to Dashers in such jurisdictions to increase and we could experience lower order volumes in such jurisdictions if we charge higher fees and commissions as a result of such laws, which would adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. For example, certain plaintiffs filed a claim in California Superior Court challenging the constitutionality of Proposition 22, which resulted in the Alameda County Superior Court’s order noted above (which is being appealed), and similar challenges may also be filed. Furthermore, if Dashers are determined to be employees under U.S. federal or state or international law, this could result in increases to our costs related to Dashers, which would likely lead us to increase fees and commissions and may result in lower order volumes. To the extent Dashers are determined to be employees under U.S. federal or state or international law, we would be required to significantly alter our existing business model and operations, which would have an adverse impact on our business, financial condition, and results of operations.
With the breadth of our geographic scope, the classification of Dashers that utilize our platform as independent contractors may be subject to challenge in other jurisdictions. In particular, through Wolt, we are subject to local regulations and challenges in Europe and Asia to the classification of Wolt courier partners as independent contractors. For example, on November 1, 2021, the Finnish Occupational Safety and Health Administration (through the Division at the Regional State Administrative Agency for Southern Finland) issued a decision which deemed that Wolt courier partners in Finland are in an employment relationship with Wolt, and that Wolt should be mandated to keep statutory records of Wolt courier partners' working hours. Wolt has appealed the decision to the Administrative Court of Hämeenlinna. In addition, other international jurisdictions are considering changing the standards used to determine worker classification, which may impact our classification of Dashers using our platform. For example, the European Union (the "EU") is considering new criteria for determining worker classification, which could be adopted by member states. Any potential EU-wide legislative reform may adversely affect our ability to operate our current independent contractor model within the EU.
In certain jurisdictions where there are uncertainties associated with the interpretation of applicable law, we may decide to adopt employment-based models, as Wolt already does in Germany, which could result in certain operational challenges and increased costs and cause us to withdraw from certain jurisdictions or decide not to expand our business in or into a certain jurisdiction, which could limit our growth and expansion opportunities.
We are subject to various claims, lawsuits, investigations, and proceedings, and face potential liability, expenses, and harm to our business as a result.
We face potential liability, expenses for legal claims, and harm to our business relating to the nature of our business generally, and with the delivery services we facilitate in particular, including potential claims related to food offerings, delivery, and quality.
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
We are also subject to claims, lawsuits, and other legal proceedings seeking to hold us vicariously liable for the actions of merchants, consumers, and Dashers. For example, third parties could assert legal claims against us in connection with personal injuries related to food poisoning, tampering, or other food safety issues or accidents caused by merchants and Dashers that utilize our platform. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including expediency, protection of our reputation, and to prevent the uncertainty of litigating, and we expect that such expenses will continue to increase as our business grows and we face increasing public scrutiny. Similarly, we could be subject to legal claims relating to the sale of alcoholic beverages or alcohol consumption. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any consumers, Dashers, or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition, and results of operations.
Reports, whether true or not, of food-borne illnesses (such as E. Coli, avian flu, bovine spongiform encephalopathy, hepatitis A, trichinosis, or salmonella) and injuries caused by food tampering or inappropriate or unsanitary food preparation, handling, or delivery, or other food safety incidents have led to threatened and actual legal claims against, and severely injured the reputations of, participants in the food business and could do so in the future as well. Further, if any such report were to affect one or more of the merchants on our platform that generate a significant percentage of our overall Marketplace GOV, it could seriously harm our business. The potential for acts of terrorism on the United States or international food supply also exists and, if such an event occurs, it could harm our business and results of operations. Further, food that is ordered through our platform could be subject to a recall, but we may have limited ability, if any, to ensure compliance with a food recall. In addition, reports of food-borne illnesses, food recalls, food tampering, or inappropriate or unsanitary food preparation, handling, or delivery, even those occurring solely at merchants that are not on our platform, could, as a result of negative publicity about the restaurant or grocery industry, adversely affect our business, financial condition, and results of operations.
We also face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to Dashers regarding, among other things, the classification of Dashers that utilize our platform as well as our Dasher pay models, including claims regarding disclosures we make with respect to sales tax, service fees, delivery fees, and gratuities, the process of signing up to become a Dasher, including our background check processes, and the nature and frequency of our communications to Dashers via email, text, or telephone. In addition, we also face potential liability and expense for claims, including class actions, by consumers relating to, among other things, our Dasher pay models, including claims regarding disclosures we make with respect to sales tax, service fees, delivery fees, and gratuities, the local food delivery fulfillment services we facilitate, discrepancies between the menus on our websites and consumer mobile applications and the menus at the restaurant from which the food is delivered, including discrepancies in menu items and the prices of such items and taxes on such items, and the nature and frequency of our marketing communications to consumers via email, text, or telephone.
In addition, we face potential liability and expense for claims relating to the information that we publish on our websites and mobile applications, including claims for trademark and copyright infringement, defamation, libel, and negligence, among others. We also face potential liability and expense for claims arising from a data security incident, including claims regarding the adequacy and timeliness of our response to such an incident and our notification to affected consumers and Dashers.
The results of any such claims, lawsuits, arbitration proceedings, government investigations, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that could adversely affect our business, financial condition, and results of operations. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. There can be no guarantee that our litigation reserves will be sufficient to offset such liabilities. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.
In the United States and certain other jurisdictions in which we operate, we include arbitration and class action waiver provisions in our terms of service with the merchants, consumers, and Dashers that utilize our platform. These provisions are intended to streamline the litigation process for all parties involved, as they can in some cases be faster and less costly than litigating disputes in court. However, arbitration can be costly and burdensome, and the use of arbitration and class action waiver provisions subjects us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In order to minimize these risks to our reputation and brand, we may limit our use of arbitration and class action waiver provisions or be required to do so in a legal or regulatory proceeding, either of which could cause an increase in our litigation costs and exposure. Additionally, we permit certain users of our platform to opt out of such provisions, which could also cause an increase in our litigation costs and exposure.
Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration and class action waivers on a state-by-state basis, as well as between U.S. state and federal law, there is a risk that some or all of our arbitration and class action waiver provisions could be subject to challenge or may need to be revised to exempt certain categories of protection. If these provisions were found to be unenforceable, in whole or in part, or specific claims are required to be exempted, we could experience an increase in our costs to litigate disputes and the time involved in resolving such disputes, and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition, and results of operations.
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
The application of non-income, or indirect, taxes, such as sales and use tax, value-added tax, goods and services tax, business tax, and gross receipt tax, to businesses like ours is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-

commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business or to local commerce platforms generally.
In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes. Such taxes could adversely affect our financial condition and results of operations.
We are subject to indirect taxes, such as payroll, sales, use, value-added, and goods and services taxes in the United States and foreign jurisdictions where we operate, such as Canada, Australia, and several countries in Europe and Asia, and we may face various indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage merchants, consumers, and Dashers from utilizing our offerings, or could otherwise harm our business, financial condition, and results of operations. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes. Additionally, if merchants try to pass along increased additional taxes and raise prices to consumers, order volume may decline. Although we have reserved for potential payments of possible past tax liabilities in our consolidated financial statements, if these liabilities exceed such reserves, our financial condition and results of operations would be harmed.
Under U.S. state tax law, we may be deemed responsible for collecting and remitting sales taxes directly to certain states. Our responsibility for these taxes may be applicable to past sales and to the cost of goods or fees charged on our platform. A successful assertion that we should be collecting additional sales, use, or other taxes or remitting such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses. These taxes could also increase the cost for consumers using our platform. Any of the foregoing would adversely affect our business, financial condition, and results of operations.
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
Also, the United States and certain foreign jurisdictions have tax rules generally requiring payors to obtain payee taxpayer information and report payments to unrelated parties to the government. Under certain circumstances, a failure to comply with such obligations may cause us to become liable for monetary penalties or to withhold a percentage of the amounts paid to Dashers and merchants and remit such amounts to the taxing authorities. Due to the large number of Dashers and merchants, and the amounts paid to each, process failures with respect to these reporting obligations could result in substantial financial liability and other consequences to us if we were unable to remedy such failures in a timely manner.
Further, we have several subsidiaries operating in jurisdictions with local transfer pricing rules and regulations, and failure to comply with such rules could adversely affect our financial condition. Transfer pricing rules generally require pricing on intra-group transactions to meet an arm's-length standard, which is inherently subjective and subject to challenge. Additionally, these rules generally require documentation substantiating the appropriateness of such pricing, which may vary based on the jurisdiction. As a result, we may be exposed to transfer pricing risks, as governmental authorities may challenge our compliance with these rules.
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
Further, income earned by us and our subsidiaries may be subject to taxation in more than one jurisdiction, such as in the jurisdiction we or the applicable subsidiary is incorporated or organized, as well as the jurisdiction from which such income is derived. This may result in double taxation if relief is not available under applicable U.S. or non-U.S. law or an applicable tax treaty. Any double taxation may impact the financial results of our operations.
We have been subject to examination, and may be subject to examination in the future, by federal, state, local, and foreign tax authorities on income, employment, sales, and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition, and results of operations. Certain risks relating to employment taxes and sales taxes are described in more detail under “— If Dashers are reclassified as employees under U.S. federal or state or international law, our business, financial condition, and results of operations would be adversely affected.” and “— Taxing authorities may successfully assert that we have not properly collected or remitted, or in the future should collect or remit, sales and use, gross receipts, value added, or similar taxes or withholding taxes, and may successfully impose additional obligations on us, and any such assessments, obligations, or inaccuracies could adversely affect our business, financial condition, and results of operations.”
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2021, we had accumulated $4.1 billion and $3.3 billion of U.S. federal and state net operating loss carryforwards ("NOLs"), respectively, available to reduce future taxable income, some of which will begin to expire in 2036 for U.S. federal and 2024 for state tax purposes. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes, including R&D credit carryforwards, to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future. Prior to the utilization of NOLs in the future, we will determine whether there are any limitations under Section 382 of the Code.
There is also a risk that due to changes in applicable law or regulatory changes (such as suspensions on the use of NOLs and other tax attributes by certain jurisdictions, possibly with retroactive effect) or other unforeseen reasons, our existing NOLs and other tax attributes could expire or otherwise be unavailable to offset future income tax liabilities. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and other tax attributes.
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
The on-demand local commerce industry and our business model are relatively nascent and rapidly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions, including those related to worker classification, Dasher pay, insurance, and pricing and commissions. Laws, regulations, and standards governing issues such as worker classification or our relationship with Dashers more generally (for example, those concerning Dasher pay and insurance requirements), labor and employment, anti-discrimination, food safety, alcoholic beverages and other highly regulated products, online credit card payments, gratuities, pricing and commissions, text messaging, membership products, intellectual property, data retention, privacy, data security, consumer protection, background checks, website and mobile application accessibility, and tax and other government-imposed fees are often complex, subject to change, and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between U.S. and international law, U.S. state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. We have been proactively working with state and local governments and regulatory bodies to ensure that our platform is available broadly in the United States and foreign jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which it may become subject.
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
Further, we are subject to regulatory review, proceedings, and audits pursuant to federal, state, and local laws regulating the sale and delivery of alcoholic beverages. These regulations and laws dictate matters such as licensing requirements, advertising restrictions, and consumer age verification. Any governmental litigation, fines, or restrictions on our operations resulting from the enforcement of these existing regulations or any new legislation or regulations could adversely affect our brand and reputation, business, financial condition, and results of operations and could cause us to have to suspend sales and delivery of alcoholic beverages in a jurisdiction for a period of time.
As our business grows and evolves and our services are used in a greater number of geographies, as with our acquisition of Wolt in May 2022, we have become subject to laws and regulations in additional jurisdictions. For example, Wolt is subject to digital services and platform regulations in the jurisdictions in which it operates. Fees and commissions charged by online food delivery logistics marketplaces and other business practices of online platforms are under increased scrutiny and are expected to continue to be subject to political and public debate in the jurisdictions in which Wolt operates. This increased scrutiny may lead to changes in platform regulation or legislation, negative publicity, investigations, or litigation. The EU recently enacted new regulations that impose transparency obligations on online intermediation services and online search engines by requiring marketplaces to disclose the main parameters, including paid ranking, if applicable, used to rank goods and services on their sites. Additionally, there are various regulatory initiatives to govern digital markets that are relevant to our business. These regulations could result in changes to our fees and commissions structure or introduce new operational requirements and administrative costs each of which could have an adverse effect on our business, financial condition, and results of operations.
Further, competition authorities in some of the markets in which Wolt operates have made queries regarding, or investigated, Wolt’s pricing-related terms or other practices and decisions have been issued by competition authorities and courts concerning Wolt’s pricing-related terms and practices. Any violation of competition laws could result in restraints in the way in which we operate our business. We could also be subject to claims of violations of competition laws in other aspects of our business, such as alleged market sharing, price fixing, or exchange of competitively sensitive information. Any potential violations of competition laws could result in fines, render applicable pricing-related provisions or contracts unenforceable, require contractual amendments, and lead to claims for damages and reputational harm, each of which could adversely affect our business, financial condition, and results of operations.
Our ability to comply with laws and regulations across the multiple jurisdictions in which we operate and to predict and adapt to changes in these laws is critical to our success, particularly for our continued expansion efforts, which may include entries into new geographic markets or new verticals in existing or new geographic markets. Additional regulatory scrutiny or changes in legal requirements may impose significant compliance costs and make it uneconomical for us to continue to operate in all of our current markets or to continue with our expansion plans, particularly if regulations or their interpretations vary greatly or conflict between different operating countries. This may adversely affect our business and financial condition by preventing us from reaching sufficient scale in particular markets or having to change our business model or incur additional costs. Our inability, or perceived inability, to comply with existing or new compliance obligations, could lead to additional regulatory scrutiny, which could result in administrative or enforcement actions, such as fines, penalties, or enforceable undertakings.
Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors. Regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in connection with the COVID-19 pandemic, over 50 jurisdictions across the United States, including many jurisdictions in California, have implemented temporary price controls on local commerce platforms. In addition, some jurisdictions have enacted permanent price controls, and there are legislative proposals in additional jurisdictions to make price controls on local commerce platforms permanent, and we expect other such proposals to be made in the future. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. Our risks related to price controls are described in more detail under “— Our pricing methodologies are impacted by a number of factors and ultimately may not be successful in attracting and retaining merchants, consumers, and Dashers. Price controls on local commerce platforms will have an adverse impact on our results of operations.” In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business.
Our success, or perceived success, and increased visibility may also drive some businesses or other organizations that perceive our business model negatively to raise their concerns to local policymakers and regulators. These businesses and their trade association groups or other organizations may take actions and employ significant resources to shape the legal and regulatory regimes in jurisdictions where we may have, or seek to have, a market presence in an effort to change such legal and regulatory regimes in ways intended to adversely affect or impede our business and the ability of merchants, consumers, and Dashers to use our platform. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, including any future laws or obligations that we may not be able to anticipate at this time, we could be adversely affected, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain services or platform features, which would adversely affect our business. Any failure to comply with applicable laws and regulations could also subject us to claims and other legal and regulatory proceedings, fines, or other penalties, criminal and civil proceedings, forfeiture of significant assets, and other enforcement actions. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could adversely affect our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability are also expected to adversely affect our business, financial condition, and results of operations.
We are subject to various U.S. and international anti-corruption laws and other anti-bribery and anti-kickback laws and regulations.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad. These laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. The FCPA and other applicable anti-bribery and anti-corruption laws also may hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents who are acting on our behalf. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries and our employees, representatives, contractors, and agents, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible, and our exposure for violating these laws increases as our international presence expands, including as a result of our recent acquisition of Wolt, and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a drop in our stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.
Government regulation of the Internet, mobile devices, and e-commerce is evolving, and unfavorable changes could substantially adversely affect our business, financial condition, and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, mobile devices, and e-commerce that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth of the Internet, mobile devices, e-commerce, or other online services, and increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business. These regulations and laws, which continue to evolve, may cover taxation, tariffs, user privacy, data protection, pricing and commissions, content, copyrights, distribution, social media marketing, advertising practices, sweepstakes, mobile, electronic contracts and other communications, consumer protection, broadband residential Internet access, and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales, use, and other taxes, libel, and personal privacy apply to the Internet and e-commerce. In addition, as we continue to expand internationally, it is possible that foreign government entities may seek to censor content available on our mobile applications or websites or may even attempt to block access to our mobile applications and websites. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business, and proceedings or actions against us by governmental entities or others, which could adversely affect our business, financial condition, and results of operations.
Changes in laws or regulations relating to privacy or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy or the protection or transfer of data relating to individuals, could adversely affect our business.
We receive, transmit, and store a large volume of personal data relating to the users on our platform, as well as other personal data relating to individuals such as our employees. Numerous local, municipal, state, federal, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Controlling the Assault of Non-Solicited Pornography and Marketing Act, Canada’s Anti-Spam Law, Australia’s Privacy Act, the EU’s General Data Protection Regulation (the “GDPR”), the Telephone Consumer Protection Act of 1991 (the “TCPA”). Section 5 of the Federal Trade Commission Act, and the California Consumer Privacy Act (the “CCPA”). These laws, rules, and regulations evolve frequently and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another.
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
The California Privacy Rights Act (the “CPRA”), which was approved by California voters in November 2020 and goes into effect on January 1, 2023, significantly modifies the CCPA, resulting in further uncertainty and likely requiring us to incur additional costs and expenses in an effort to comply. Other states have also enacted or proposed similar privacy laws, such as Virginia, Colorado, Connecticut, and Utah. This legislation and other proposed laws may add additional complexity, variation in requirements, restrictions and legal risk, require additional investment of resources in compliance programs, data management programs, and could result in increased compliance costs or changes in business practices and policies. In addition, all 50 states have laws including obligations to provide notification of security breaches involving personal data to affected individuals, state officers and others, which may be costly and difficult to comply with in all instances.
Moreover, we are increasingly subject to additional countries’ privacy laws as we expand our international operations. For example, with our November 2021 launch in Germany, and with much more expanded scope as a result of closing the transaction to acquire Wolt in May 2022, we became subject to the GDPR, which imposes strict requirements relating to the processing of personal data. EU member states have enacted legislation that adds to or interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to the United States as well as other countries that have not been found to provide adequate protection to such personal data. The GDPR also affords greater control for data subjects (for example, the “right to be forgotten”), increased data portability for data subjects, and data breach notification requirements. Noncompliance is subject to significant penalties, which can include fines of up to the greater of €20 million or 4% of total worldwide revenue and injunctions against the processing of personal data. Such penalties are in addition to any civil litigation claims by customers and data subjects.
In 2020, the EU-US Privacy Shield Framework was invalidated in the Schrems II case by the Court of Justice of the European Union. The Schrems II decision not only invalidated the EU-US Privacy Shield Framework, it also created significant challenges in using other data transfers mechanisms, like standard contractual clauses to transfer personal data from the EEA to third countries, including the United States. The uncertainty around data transfers and the global trend around national data localization could present risks with respect to non-compliance, as well as increased costs to comply with complex and evolving requirements.
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
We have incurred, and may continue to incur, significant expenses in an effort to comply with privacy, data protection, and information security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. In particular, with laws and regulations like the CCPA, CPRA, and GDPR, which impose new and relatively burdensome obligations and entail significant uncertainty with respect to their interpretation and application, we may encounter difficulties in complying with their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so.
Additionally, our success depends, in part, on our ability to access, collect and use data about and relating to Dashers, merchants, consumers, and other individuals. If the use of tracking technologies, such as “cookies,” is further restricted, regulated or blocked, the amount or accuracy of Internet user information we collect would decrease, which could harm our business and results of operations. U.S. federal, state, and foreign governmental authorities continue to evaluate the privacy implications inherent in the practice of online tracking for behavioral advertising and other purposes. U.S. and foreign jurisdictions have enacted, have considered, or are considering legislation or regulations that could significantly restrict the ability of companies and individuals to engage in these activities, such as by regulating the level of consumer notice and consent required before a company can employ electronic tracking tools or the use of data gathered with such tools. For example, the European Commission has proposed a draft regulation, known as the Regulation of Privacy and Electronic Communications (the “ePrivacy Regulation”), which would replace the current ePrivacy Directive. If adopted, the earliest date for entry into force is in 2023, with broad potential impacts on the use of Internet-based services and tracking technologies, such as cookies. We expect to incur additional costs to comply with the requirements of the ePrivacy Regulation and national implementation laws once they are enacted. Additionally, on January 13, 2022, the Austrian data protection authority published a decision ruling that the collection of personal data and transfer to the United States through Google Analytics and other analytics and tracking tools used by website operators violates the GDPR. On February 10, 2022, the French data protection authority issued a press release that the French data protection authority had issued a similar decision. Other data protection authorities in the EU increasingly are focused on the use of online tracking tools and have indicated that they plan to issue similar rulings. In addition to the EU, other regulators are increasingly focusing on compliance with requirements related to the online behavioral advertising ecosystem. For example, the CCPA grants California consumers the right to opt-out of a company’s sharing of personal information for advertising purposes in exchange for money or other valuable consideration. Moreover, some providers of consumer devices and web browsers have implemented means to make it easier for Internet users to block tracking technologies or to require new permissions from users for certain activities, which could, if widely adopted, significantly reduce the effectiveness of such practices and technologies. For example, Apple introduced an iOS update in April 2021 that allowed users to more easily opt-out of tracking activity across devices, which has impacted and may continue to impact our business. In February 2022, Google announced it planned to adopt similar restrictions to restrict tracking activity across Android devices. As a result, we may have to develop alternative systems to determine our customers’ behavior, customize their online experience, or efficiently market to them.
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

We may be subject to legal claims resulting from unauthorized text messages sent in violation of the Telephone Consumer Protection Act.
The actual or perceived improper sending of text messages may subject us to certain risks, including liabilities or claims relating to consumer protection laws. For example, the TCPA restricts telemarketing and the use of automated SMS text messages without proper consent. This has resulted, and may in the future result, in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we are not able to comply with these laws and regulations, including the TCPA, in an effective manner, we could be subject to legal claims and liability, our brand and reputation may be harmed, and our business, financial condition, and results of operations could be adversely affected.
Our reported results of operations may be adversely affected by changes in GAAP.
GAAP is subject to interpretation by the Financial Accounting Standards Board (the "FASB"), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Consumers (Topic 606)” (“ASC 606”), which superseded nearly all existing revenue recognition guidance, and in February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”), which increases lease transparency and comparability among organizations. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.
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
We procure third-party insurance policies to cover various operations-related risks including auto liability, employment practices liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability, occupational accident liability for Dashers, and general business liabilities. For certain types of operations-related risks or future risks related to our new and evolving services, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving services, and we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. If any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make. Further, some of our agreements with merchants require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these merchant agreements and could be subject to additional liabilities as a result.
If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would be responsible for the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, or otherwise paid by our insurance subsidiary. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expense could increase substantially, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if (i) the cost per claim, premiums, or the number of claims significantly exceeds our historical experience and coverage limits, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided or (v) the number of claims under our deductibles or self-insured retentions differs from historical averages.
We primarily rely on a third-party payment processor to process payments made to merchants and Dashers and a small number of third-party payment processors to process payments made by consumers, and if we cannot manage our relationship with such third parties and other payment-related risks, our business, financial condition, and results of operations could be adversely affected.
We primarily rely on a third-party payment processor, Stripe, to process payments made to merchants and Dashers and a small number of third-party payment processors to process payments made by consumers, primarily PayPal and Stripe. Under our commercial agreements with Stripe and PayPal, each of these parties may terminate our relationship with advanced notice. If both Stripe and PayPal terminate their relationship with us or refuse to renew their agreements with us on commercially reasonable terms, we would be required to find alternate payment processors and may not be able to secure similar terms or a suitable replacement in an acceptable timeframe. Further, the software and services provided by a replacement for Stripe or PayPal may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions, verify payment information, or make timely payments to merchants and Dashers, any of which could disrupt our business for an extended period of time, make our platform less convenient and attractive to users, result in losses and legal liability to us, and adversely affect our ability to attract and retain qualified merchants, consumers, and Dashers.
The majority of payments by our consumers are made by credit card or debit card or through third-party payment services, which subjects us to certain regulations and to the risk of fraud and money laundering attempts. We may in the future offer new payment options to consumers that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from our consumers, including with respect to money laundering, money transfers, privacy, and information security. For example, in connection with our acquisition of Wolt, we are subject to the revised Payment Services Directive 2015/2366/EU (“PSD II”), as well as the Directive on prevention of the use of the financial system for the purposes of money laundering or terrorist financing 2018/843 (the “AML Directive”) and other similar regulations and their implementation in the European countries in which we operate. One of our subsidiaries also acts as an intra-group licensed payment service provider for its payment services to merchants under PSD II in respect of EEA countries. Our subsidiary has obtained a payment institution license from the Finnish Financial Supervisory Authority in accordance with PSD II. Should such license be revoked in the future, or other enforcement measures be taken by the Finnish Financial Supervisory Authority, such as imposing penalties or forcing us to cease offering certain payment facilities, our ability to process online payments may be adversely affected, which could have an adverse effect on our business, financial condition, and results of operations. In addition, Wolt may be subjected to penalties or fines for failure to meet requirements under the AML Directive, such as meeting local “know your customer” and ongoing due diligence standards.
If we fail to or are alleged to fail to comply with applicable payment, payment processing, anti-money laundering, and similar regulations, we may be subject to claims and litigation, regulatory investigations and proceedings, civil or criminal penalties, fines, or higher transaction fees and may lose the ability to accept online payments or other payment card transactions, or in the case of Wolt, all payment methods, which could make our platform less convenient and attractive to consumers. We also rely on data provided by Stripe and other payment service provider partners for financial statement reporting, and there could be inaccuracies and other errors in such data. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected.
Further, if we are deemed to be a money transmitter as defined by applicable law, we could become subject to certain laws, rules, and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies that may define money transmitter differently. For example, certain states may have a more expansive view of who qualifies as a money transmitter. Additionally, outside of the United States, we could be subject to additional laws, rules, and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations governing our business that we are subject to will expand as well. If we are found to be a money transmitter under any applicable regulation and we are not in compliance with such regulations, we may be subject to fines or other penalties levied by federal or state or local regulators in one or more jurisdictions. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets, or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.
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
We primarily host our platform and support our operations on a single data center provided by Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of AWS that we use. AWS’s facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. Our platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our platform. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our platform. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times, as our operations grow and the usage of our platform increases. Any negative publicity arising from these disruptions could harm our reputation and brand and may adversely affect the usage of our platform. Any of the above circumstances or events may harm our reputation and brand, reduce the availability or usage of our platform, lead to loss of revenue, increase our costs, and impair our ability to attract new users, any of which could adversely affect our business, financial condition, and results of operations.
Our primary commercial agreement with AWS will remain in effect until terminated by AWS or us. AWS may terminate the agreement for convenience by providing us at least 30 days advanced notice. AWS may also terminate the agreement for cause upon a material breach of the agreement, subject to AWS providing prior written notice and a 30-day cure period, and may in some cases terminate the agreement immediately for cause upon written notice. Although it would be difficult for a number of reasons, we believe that we could transition to one or more alternative cloud infrastructure providers on commercially reasonable terms if it became necessary. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime for a short period in connection with the transfer to, or the addition of, new cloud infrastructure service providers. However, we do not believe that such transfer to, or the addition of, new cloud infrastructure service providers would cause substantial harm to our business, financial condition, or results of operations over the longer term.
We rely on third-party background check providers to screen potential Dashers and if such providers fail to provide accurate information or we are not able to maintain business relationships with them, our business, financial condition, and results of operations could be adversely affected.
Where permitted under applicable law, we rely on third-party background check providers to provide the criminal and/or driving records of potential Dashers and, in some cases, existing Dashers to help identify those that are not qualified to use our platform pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable timeframe. In certain jurisdictions, including the United States, we rely on a single third-party background check provider. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential Dashers, and as a result, our platform may be less attractive to potential Dashers and we may have difficulty finding enough Dashers to meet consumer demand. Further, if the background checks conducted by our third-party background check providers are inaccurate or do not otherwise meet our expectations, unqualified Dashers may be permitted to make deliveries on our platform, and as a result, we may be unable to adequately protect or provide a safe environment for our merchants and consumers and qualified Dashers may be inadvertently excluded from our platform. As a result of inaccurate background checks, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, if a Dasher engages in criminal activity after the third-party background check has been conducted, we may not be informed of such criminal activity and this Dasher may be permitted to continue making deliveries on our platform.
We are also subject to a number of laws and regulations applicable to background checks for potential and existing Dashers that utilize our platform. If we or our third-party background check providers fail to comply with applicable laws, rules, and legislation, our reputation, business, financial condition, and results of operations could be adversely affected, and we could face legal action, including class, collective, or other representative actions. For example, we have faced issues in the past, including lawsuits and demand letters, related to notice requirements around background checks. In addition, background check qualification processes may be limited in certain jurisdictions based on national and local laws, and our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility.
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
We rely upon certain third parties to provide software for our platform. For example, we use Google Maps for the mapping function that is critical to the functionality of our platform, and accordingly, we do not control all mapping functions employed by our platform or Dashers using our platform, and it is possible that such mapping functions may not be reliable. Any failure by us to understand and manage our exposure to the risks associated with the use of third party software, such as the risk of misuse of confidential or proprietary information or the exposure to cybersecurity incidents, could adversely impact us. For example, integration issues could prevent the onboarding of new third party software providers or lead to the loss of existing providers. Furthermore, updates to third party software that integrates with our offerings could cause our platform to not operate as efficiently as it previously had or at all. Any changes in these systems that degrades the functionality of our platform or gives preferential treatment to competitive services may impose could adversely affect usage of our platform. From time to time we have had, and may in the future have, disputes with certain of our third-party software providers. If, in connection with such a dispute, a software provider terminates its relationship with us or otherwise limits the provision of their software to us, the availability or usage of our platform could be disrupted. If the third parties we rely upon cease to provide access to the third-party software that we and Dashers use, whether in connection with disputes or otherwise, do not provide access to such software on terms that we believe to be attractive or reasonable, or do not provide us with the most current version of such software, we may be required to seek comparable software from other sources, which may be more expensive or inferior, or may not be available at all, any of which would adversely affect our business.
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
We rely on mobile operating systems and application marketplaces to make our applications available to merchants, consumers, and Dashers. If our applications do not effectively operate with or receive favorable placements within such application marketplaces or if the mobile operating system providers make changes to their platforms that reduce the functionality of our platform or effectiveness of our advertising, our usage or brand recognition could decline and our business, financial condition, and results of operations could be adversely affected.
We depend in part on mobile operating systems, such as Android and iOS, and their respective application marketplaces to make our applications available to merchants, consumers, and Dashers that utilize our platform. If such mobile operating systems or application marketplaces limit or prohibit us from making our applications available to merchants, consumers, and Dashers, make changes that degrade the functionality of our applications, give preferential treatment to our competitors’ applications, increase the cost of using our applications, impose terms of use unsatisfactory to us, or modify their search or ratings algorithms in ways that are detrimental to us, or if our competitors’ placement in such mobile operating systems’ application marketplace is more prominent than the placement of our applications, our user growth could slow.
As new mobile devices and mobile platforms are released, there is no guarantee that these new devices and platforms will continue to support our platform or that we will be able to maintain the same level of service on these devices and platforms. In order to deliver effective applications, we need to ensure that our platform is designed to work effectively with a range of mobile technologies, systems, networks, and standards. We may not be successful in developing or maintaining relationships with key participants in the mobile industry that enhance users’ experience. If merchants, consumers, or Dashers that utilize our platform encounter any difficulty accessing or using our applications on their mobile devices or if we are unable to adapt to changes in popular mobile operating systems, we expect that our user growth and user engagement would be adversely affected.
In addition, mobile operating system and browser providers, such as Apple and Google, have announced changes as well as future plans to limit the ability of application developers like us to collect and use certain data about users of our platform, including merchants, consumers, and Dashers. For example, Apple has imposed new requirements for consumer disclosures regarding privacy practices, and has implemented a new application tracking transparency framework that requires opt-in consent for certain types of tracking. In February 2022, Google announced it planned to adopt restrictions to restrict tracking activity across Android devices. These changes have, and we expect that these changes will continue to, negatively impact the effectiveness of our advertising and promotions. If we are unable to mitigate the effects of these developments, we could experience a decline in the growth of new users as well as order rates from existing consumers on our platform.
Internet search engines drive traffic to our platform and our new user growth could decline if we fail to appear prominently in search results.
Our success depends in part on our ability to attract consumers through unpaid Internet search results on search engines like Google, Yahoo!, and Bing. The number of consumers we attract to our platform from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, a search engine may change its ranking algorithms, terms of service, methodologies, or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective consumers. Any reduction in the number of consumers directed to our platform could adversely affect our business, financial condition, and results of operations.
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
Certain estimates and information contained in this Quarterly Report on Form 10-Q, including general expectations concerning our industry and the market in which we operate, category share, market opportunity, and market size, are based to some extent on information provided by third-party providers. This information involves a number of assumptions and limitations, and although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the data contained in such third-party sources or the methodologies for collecting such data. If there are any limitations or errors with respect to such data or methodologies, or if investors do not perceive such data or methodologies to be accurate, or if we discover material inaccuracies with respect to such data or methodologies, we may lose the confidence of our investors and our reputation, financial condition, and results of operations could be adversely affected.
Risks Related to our Intellectual Property
Failure to adequately protect our intellectual property could adversely affect our business, financial condition, and results of operations.
Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and third parties we share information with to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our platform or other software, technology, and functionality or obtain and use information that we consider proprietary. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information, and trade secrets through various methods, including through cybersecurity attacks, and legal or other methods of protecting this data may be inadequate. Also, applicable laws or regulations could force us to disclose our intellectual property, such as our trade secrets and other proprietary information. For example, the City Council of New York passed a law which went into effect in December 2021 that would require us to provide customer data, such as names, phone numbers, emails and delivery addresses, to restaurants merchants for orders on our platform in New York City, unless a customer opts out. We have filed a lawsuit challenging this law, and New York City has agreed not to enforce the law against us during the pendency of the litigation but we cannot guarantee that this lawsuit will be resolved in our favor. If our lawsuit is not successful, complying with this law would require us to disclose proprietary and commercially sensitive information, and could have an adverse effect on our intellectual property or result in harm to our reputation or brand.
We have registered, among other trademarks, the term “DoorDash” in the United States, Canada, and other jurisdictions, and "Wolt" throughout the EU and in other countries in which Wolt operates. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Some open source licenses contain requirements that may, depending on how the licensed software is used or modified, require that we make available source code for modifications or derivative works we create based upon the licensed open source software, authorize further modification and redistribution of that source code, make that source code available at little or no cost, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could be required under certain open source licenses, be required to release the source code of our proprietary software under the terms of an open source software license. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. To avoid the release of the affected portions of our source code, we could be required to purchase additional licenses, expend substantial time, and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.
Although we have certain policies and procedures in place to monitor our use of open source software that are designed to avoid subjecting our platform to conditions we do not intend, those policies and procedures may not be effective to detect or address all such conditions. In addition, the terms of many open source licenses have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their offerings. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, and results of operations.
Risks Related to Our Indebtedness and Liquidity
We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
Historically, we have financed our operations primarily through equity issuances and cash generated from our operations. To support our growing business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance and expand our existing platform, improve our operating infrastructure, acquire complementary businesses and technologies, or respond to challenging macroeconomic conditions. We believe our working capital will be sufficient to meet our anticipated operating cash needs for at least the next 12 months and beyond. From time to time, we may seek additional equity or debt financing to fund capital expenditures, strategic initiatives, or investments and our ongoing operations. If we raise additional funds through future issuances of equity, equity-linked securities, or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. We evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business, financial condition, and results of operations may be adversely affected.
Our revolving credit facility contains financial covenants and other restrictions on our actions that may limit our operational flexibility or otherwise adversely affect our results of operations.
The terms of our revolving credit facility include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, merge or consolidate with other companies or sell substantially all of our assets, pay dividends, make redemptions and repurchases of stock, make investments, loans and acquisitions, or engage in transactions with affiliates. The terms of our revolving credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, including potential acquisitions, and compete against companies which are not subject to such restrictions.
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of June 30, 2022, no amounts were drawn from the revolving credit facility.
Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of June 30, 2022, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of Consumer Engineering, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 61% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to the IPO and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of June 30, 2022, our Co-Founders would collectively hold 73% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among our Co-Founders and their family members. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date on which the number of shares of our capital stock, including Class A common stock, Class B common stock, and Class C common stock, and any shares of capital stock underlying equity securities or other convertible instruments, held by Mr. Xu and his permitted entities and permitted transferees is less than 35% of the Class B common stock held by Mr. Xu and his permitted entities as of immediately following the completion of our IPO, which we sometimes refer to herein as the "35% Ownership Threshold"; (ii) 12 months after the death or permanent and total disability of Mr. Xu, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Xu and approved by our board of directors (or if there is no such person, then our secretary then in office); (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which Mr. Xu is terminated for cause (as defined in our amended and restated certificate of incorporation); or (iv) the date fixed by our board of directors that is no less than61 days and no more than 180 days following the date upon which (A) Mr. Xu is no longer providing services to us as an officer, employee, or consultant and (B) Mr. Xu is no longer a member of our board of directors, either as a result of Mr. Xu’s voluntary resignation or as a result of a request or agreement by Mr. Xu at a meeting of our stockholders for Mr. Xu not to be renominated as a member of our board of directors. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our amended and restated certificate of incorporation occurs as the "Final Conversion Date".
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
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituencies of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under such announced policies, the multi-class structure of our common stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the long-term valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
•general economic conditions, including the effects of increased inflation and interest rates, and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the COVID-19 pandemic, natural disasters, or responses to these events.
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
Certain stockholders are entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. In addition, we have previously registered shares for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market.
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
Our amended and restated bylaws designate a U.S. state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
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

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Amendment to the Share Purchase Agreement, dated as of April 9, 2022, by and among DoorDash, Inc., Wolt Enterprises Oy and Mikko Kuusi, as the Securityholder Representative.	8-K	001-39759	2.1	April 14, 2022
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K	001-39759	3.1	March 5, 2021
3.2	Amended and Restated Bylaws of the registrant.	8-K	001-39759	3.1	August 5, 2021
10.1+	DoorDash, Inc. 2022 Inducement Equity Incentive Plan and related form agreements.	S-8	333-265306	99.1	May 31, 2022
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

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL
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

DOORDASH, INC.

Date: August 5, 2022	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Prabir Adarkar
Prabir Adarkar
Chief Financial Officer
(Principal Financial Officer)