Form 10-Q
period 2022-09-30
DoorDash, Inc.
filed 2022-11-04
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The registrant had outstanding 360,077,866 shares of Class A common stock, 28,139,489 shares of Class B common stock, and no shares of Class C common stock as of October 31, 2022.

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
•our ability to develop new offerings, services, and features, and bring them to market in a timely manner and make enhancements to our platform;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our expectations regarding outstanding litigation and legal and regulatory matters;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to independent contractor classification, merchant pricing and commissions, taxation, and privacy and data protection;
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2021	September 30, 2022

Assets
Current assets:
Cash and cash equivalents	$2,504	$2,320
Short-term marketable securities	1,253	1,492
Funds held at payment processors	320	251
Accounts receivable, net	349	325
Prepaid expenses and other current assets	139	302
Total current assets	4,565	4,690
Long-term marketable securities	650	365
Operating lease right-of-use assets	336	436
Property and equipment, net	402	588
Intangible assets, net	61	735
Goodwill	316	2,198
Non-marketable equity securities	409	415
Other assets	70	125
Total assets	$6,809	$9,552
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$161	$238
Operating lease liabilities	26	45
Accrued expenses and other current liabilities	1,573	1,933
Total current liabilities	1,760	2,216
Operating lease liabilities	373	460
Other liabilities	9	35
Total liabilities	2,142	2,711
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	—	16
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2021 and September 30, 2022, 315,266 and 359,998 Class A shares issued and outstanding as of December 31, 2021 and September 30, 2022, respectively; 200,000 Class B shares authorized as of December 31, 2021 and September 30, 2022, 31,246 and 28,139 Class B shares issued and outstanding as of December 31, 2021 and September 30, 2022, respectively; 2,000,000 Class C shares authorized as of December 31, 2021 and September 30, 2022, zero Class C shares issued and outstanding as of December 31, 2021 and September 30, 2022
	—	—
Additional paid-in capital	6,752	10,323
Accumulated other comprehensive loss	(4)	(292)
Accumulated deficit	(2,081)	(3,206)
Total stockholders’ equity	4,667	6,825
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$6,809	$9,552
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

Revenue	$1,275	$1,701	$3,588	$4,765
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	585	931	1,703	2,574
Sales and marketing	446	418	1,206	1,253
Research and development	115	226	297	579
General and administrative	188	316	573	855
Depreciation and amortization	41	118	107	258
Total costs and expenses	1,375	2,009	3,886	5,519
Loss from operations	(100)	(308)	(298)	(754)
Interest income	—	9	2	15
Interest expense	—	—	(13)	(1)
Other expense, net	(1)	(2)	(1)	—
Loss before income taxes	(101)	(301)	(310)	(740)
Provision for (benefit from) income taxes	—	(5)	3	(14)
Net loss including redeemable non-controlling interests	$(101)	$(296)	$(313)	$(726)
Less: net loss attributable to redeemable non-controlling interests, net of tax	—	(1)	—	(1)
Net loss attributable to DoorDash, Inc. common stockholders	$(101)	$(295)	$(313)	$(725)
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(0.30)	$(0.77)	$(0.94)	$(1.98)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	340,169	384,756	334,277	366,107
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

Net loss including redeemable non-controlling interests	$(101)	$(296)	$(313)	$(726)
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustments	—	(180)	—	(267)
Change in unrealized loss on marketable securities	—	(6)	—	(22)
Total other comprehensive loss	—	(186)	—	(289)
Comprehensive loss including redeemable non-controlling interests	(101)	(482)	(313)	(1,015)
Less: Comprehensive loss attributable to redeemable non-controlling interests	—	(2)	—	(2)
Comprehensive loss attributable to DoorDash, Inc. common stockholders	$(101)	$(480)	$(313)	$(1,013)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2020	$—	318,503	$—	$6,313	$(1,613)	$—	$4,700
Issuance of common stock upon settlement of restricted stock units	—	1,836	—	—	—	—	—
Shares withheld related to net share settlement	—	(802)	—	(166)	—	—	(166)
Issuance of common stock upon exercise of stock options	—	5,989	—	13	—	—	13
Stock-based compensation	—	—	—	118	—	—	118
Net loss	—	—	—	—	(110)	—	(110)
Balances as of March 31, 2021	—	325,526	—	6,278	(1,723)	—	4,555
Issuance of common stock upon settlement of restricted stock units	—	8,056	—	—	—	—	—
Shares withheld related to net share settlement	—	(44)	—	(6)	—	—	(6)
Issuance of common stock upon exercise of stock options	—	3,986	—	10	—	—	10
Stock-based compensation	—	—	—	162	—	—	162
Net loss	—	—	—	—	(102)	—	(102)
Balances as of June 30, 2021	—	337,524	—	6,444	(1,825)	—	4,619
Issuance of common stock upon settlement of restricted stock units	—	2,528	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	2,371	—	5	—	—	5
Stock-based compensation	—	—	—	143	—	—	143
Net loss	—	—	—	—	(101)	—	(101)
Balances as of September 30, 2021	$—	342,423	$—	$6,592	$(1,926)	$—	$4,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2021	$—	346,512	$—	$6,752	$(2,081)	$(4)	$4,667
Issuance of common stock upon settlement of restricted stock units	—	1,915	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	2,686	—	5	—	—	5
Stock-based compensation	—	—	—	157	—	—	157
Other comprehensive loss	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	(167)	—	(167)
Balances as of March 31, 2022	—	351,113	—	6,914	(2,248)	(14)	4,652
Issuance of common stock upon settlement of restricted stock units	—	2,492	—	—	—	—	—
Shares issued related to the acquisition of Wolt	—	35,780	—	2,842	—	—	2,842
Issuance of common stock upon exercise of stock options	—	1,031	—	3	—	—	3
Stock-based compensation	—	—	—	269	—	—	269
Other comprehensive loss	—	—	—	—	—	(93)	(93)
Net loss	—	—	—	—	(263)	—	(263)
Balances as of June 30, 2022	—	390,416	—	10,028	(2,511)	(107)	7,410
Issuance of common stock upon settlement of restricted stock units	—	2,655	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	634	—	2	—	—	2
Stock-based compensation	—	—	—	282	—	—	282
Other comprehensive loss	(1)	—	—	—	—	(185)	(185)
Repurchase and retirement of common stock	—	(5,568)	—	—	(400)	—	(400)
Recognition of redeemable non-controlling interest upon capital investment	18	—	—	11	—	—	11
Net loss	(1)	—	—	—	(295)	—	(295)
Balances as of September 30, 2022	$16	388,137	$—	$10,323	$(3,206)	$(292)	$6,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2022
Cash flows from operating activities
Net loss including redeemable non-controlling interests	$(313)	$(726)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	107	258
Stock-based compensation	357	609
Bad debt expense	31	1
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	37	58
Non-cash interest expense	11	—
Other	18	23
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Funds held at payment processors	27	103
Accounts receivable, net	(26)	41
Prepaid expenses and other current assets	86	(109)
Other assets	(32)	(66)
Accounts payable	8	66
Accrued expenses and other current liabilities	241	156
Payments for operating lease liabilities	(29)	(53)
Other liabilities	2	(17)
Net cash provided by operating activities	525	344
Cash flows from investing activities
Purchases of property and equipment	(94)	(131)
Capitalized software and website development costs	(73)	(119)
Purchases of marketable securities	(1,968)	(1,581)
Maturities of marketable securities	502	1,330
Sales of marketable securities	121	311
Other investing activities	(8)	—
Net cash acquired in acquisitions	—	71
Net cash used in investing activities	(1,520)	(119)
Cash flows from financing activities
Proceeds from exercise of stock options	28	10
Deferred offering costs paid	(10)	—
Repayment of convertible notes	(333)	—
Taxes paid related to net share settlement of equity awards	(172)	—
Repurchase of common stock	—	(400)
Other financing activities	—	14
Net cash used in financing activities	(487)	(376)
Foreign currency effect on cash, cash equivalents, and restricted cash	(1)	(28)
Net decrease in cash, cash equivalents, and restricted cash	(1,483)	(179)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	4,345	2,506
Cash, cash equivalents, and restricted cash, end of period	$2,862	$2,327
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,861	$2,320
Restricted cash	1	7
Total cash, cash equivalents, and restricted cash	$2,862	$2,327
Supplemental disclosure of cash flow information
Cash paid for interest	$42	$—
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$24	$42
Stock-based compensation included in capitalized software and website development costs	$66	$99
Holdback consideration for acquisition	$—	$9
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
DoorDash, Inc. (the “Company”) is incorporated in Delaware with headquarters in San Francisco, California. The Company operates a local commerce platform that enables local businesses to address consumers’ expectations of ease and immediacy and thrive in today’s convenience economy.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of DoorDash, Inc., its wholly-owned subsidiaries and entities consolidated under the variable interest entity model, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. All intercompany balances and transactions have been eliminated in consolidation.
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

Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the year ended December 31, 2021, other than the accounting policy discussed below.
Variable Interest Entities
The Company evaluates its ownership, contractual and other interests in entities to determine if it has a variable interest in an entity and if it is the primary beneficiary. These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical and prospective information, among other factors. If the Company determines that entities for which the Company holds a contractual or ownership interest in are variable interest entities ("VIE") and that the Company is the primary beneficiary, the Company consolidates such entities in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in the interest or relationship with the entity impacts the determination of whether the Company is still the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP.
Joint Venture
On July 1, 2022, the Company formed a joint venture with a retail partner in Canada with the objective of providing on-demand delivery of grocery and convenience items to customers in Canada (the "JV"). The Company owns a majority interest in the JV.
In connection with the formation of the JV, the Company has committed to contribute cash and certain assets worth $98 million Canadian dollars (approximately $74 million US dollars) over three years. Upon the closing of the transaction, the Company contributed cash and certain assets of $41 million Canadian dollars (approximately $32 million US dollars). Additional capital contributions will be made in a manner that preserves the ownership percentage of each shareholder.
The common units held by the Company in the JV were determined to be a variable interest. The Company is the primary beneficiary because the Company has the power to direct the activities that most significantly impact the performance of the JV. As a result, the Company consolidates the assets and liabilities of the JV.
As of September 30, 2022, the minority shareholder’s ownership in the JV is classified as redeemable non-controlling interest, because it is redeemable on an event that is not solely in the Company’s control. The redeemable non-controlling interest is not accreted to redemption value because it is currently not probable that the non-controlling interest will become redeemable. Total redeemable non-controlling interest was $16 million as of September 30, 2022. Net loss attributable to redeemable non-controlling interest was $1 million for the three months ended September 30, 2022.
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

Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

United States	$1,275	$1,580	$3,577	$4,586
International	—	121	11	179
Total revenue	$1,275	$1,701	$3,588	$4,765
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the nine months ended September 30, 2022 was as follows (in millions):

Contract Liabilities
Beginning balance	$183
Addition to contract liabilities	1,256
Reduction of contract liabilities(1)(2)	(1,240)
Ending balance	$199
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
(2) Included in the beginning balance of contract liabilities was $68 million associated with unearned prepayments received by the Company, of which $60 million was recognized as revenue during the nine months ended September 30, 2022.
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

	Nine Months Ended September 30,
	2021	2022

Beginning balance	$43	$62
Addition to deferred contract costs	26	46
Amortization of deferred contract costs	(15)	(22)
Ending balance	$54	$86
Deferred contract costs, current	$22	$32
Deferred contract costs, non-current	32	54
Total deferred contract costs	$54	$86

Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Nine Months Ended September 30,
	2021	2022

Beginning balance	$13	$39
Current-period provision for expected credit losses	31	—
Writeoffs charged against the allowance	(5)	(12)
Ending balance	$39	$27
4. Acquisitions
Wolt Acquisition
On May 31, 2022, the Company completed the acquisition of 100 percent of the outstanding equity interests of Wolt Enterprise Oy (“Wolt”). The Company's aim is to accelerate its product development, increase its international scale, bring greater focus to its markets outside the United States, and improve the value provided to consumers, merchants, as well as Dashers around the world. The Company’s acquisition-related costs for the nine months ended September 30, 2022 were $48 million. All costs were recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations during the period in which they were incurred. The acquisition date fair value of the consideration transferred for Wolt was $2,842 million, which consisted of the following (in millions):

Fair Value

DoorDash Class A common stock	$2,709
Stock-based compensation awards (DoorDash options, restricted stock units ("RSUs"), and revesting common stock) attributable to pre-combination services	133
Total consideration	$2,842
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
From the date of acquisition through September 30, 2022, the amount of revenue and net loss from Wolt included in the condensed consolidated statements of operations were $136 million and $189 million, respectively.
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

	Three Months Ended September 30,		Nine months ended September 30,
	2021	2022	2021	2022

Revenue	$1,336	$1,701	$3,760	$4,917
Net loss	(220)	(283)	(719)	(928)
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
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the nine months ended September 30, 2022 were as follows (in millions):

Total

Balance as of December 31, 2021	$316
Acquisitions	2,053
Effects of foreign currency translation	(171)
Balance as of September 30, 2022	$2,198
Intangible assets, net consisted of the following as of December 31, 2021 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	7.0	$71	$(52)	$19
Merchant relationships	10.8	45	(8)	37
Courier relationships	—	1	(1)	—
Customer relationships	0.8	9	(6)	3
Trade name and trademarks	0.8	6	(4)	2
Balance as of December 31, 2021		$132	$(71)	$61

Intangible assets, net consisted of the following as of September 30, 2022 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	5.6	$223	$(80)	$143
Merchant relationships	10.2	273	(18)	255
Courier relationships	0.7	11	(4)	7
Customer relationships	2.7	110	(20)	90
Trade name and trademarks	9.6	254	(14)	240
Balance as of September 30, 2022		$871	$(136)	$735
Amortization expense associated with intangible assets was $3 million and $45 million for the three months ended September 30, 2021 and 2022, respectively. Amortization expense associated with intangible assets was $10 million and $67 million for the nine months ended September 30, 2021 and 2022, respectively.
The estimated future amortization expense of intangible assets as of September 30, 2022 was as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2022	$31
2023	116
2024	112
2025	90
2026	73
Thereafter	313
Total estimated future amortization expense	$735

6. Fair Value Measurements
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$544	$—	$—	$544
U.S. Treasury securities	—	50	—	50
Short-term marketable securities
Commercial paper	—	373	—	373
Corporate bonds	—	141	—	141
U.S. government agency securities	—	69	—	69
U.S. Treasury securities	—	670	—	670
Long-term marketable securities
Corporate bonds	—	114	—	114
U.S. government agency securities	—	49	—	49
U.S. Treasury securities	—	487	—	487
Total	$544	$1,953	$—	$2,497

	September 30, 2022
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$336	$—	$—	$336
Commercial paper	—	42	—	42
Corporate bonds	—	15	—	15
U.S. Treasury securities	—	5	—	5
Short-term marketable securities
Commercial paper	—	169	—	169
Corporate bonds	—	226	—	226
U.S. government agency securities	—	47	—	47
U.S. Treasury securities	—	986	—	986
Mutual Funds	64	—	—	64
Long-term marketable securities
Corporate bonds	—	56	—	56
U.S. government agency securities	—	51	—	51
U.S. Treasury securities	—	252	—	252
Mutual Funds	6	—	—	6
Total	$406	$1,849	$—	$2,255
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
There were no Level 3 assets or liabilities as of December 31, 2021 and September 30, 2022.

7. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2021
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$544	$—	$—	$544
U.S. Treasury securities	50	—	—	50
Short-term marketable securities
Commercial paper	373	—	—	373
Corporate bonds	141	—	—	141
U.S. government agency securities	69	—	—	69
U.S. Treasury securities	671	—	(1)	670
Long-term marketable securities
Corporate bonds	115	—	(1)	114
U.S. government agency securities	49	—	—	49
U.S. Treasury securities	489	—	(2)	487
Total	$2,501	$—	$(4)	$2,497

	September 30, 2022
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$336	$—	$—	$336
Commercial paper	42	—	—	42
Corporate bonds	15	—	—	15
U.S. Treasury securities	5	—	—	5
Short-term marketable securities
Commercial paper	169	—	—	169
Corporate bonds	229	—	(3)	226
U.S. government agency securities	48	—	(1)	47
U.S. Treasury securities	1,002	—	(16)	986
Mutual Funds	64	—	—	64
Long-term marketable securities
Corporate bonds	57	—	(1)	56
U.S. government agency securities	52	—	(1)	51
U.S. Treasury securities	256	—	(4)	252
Mutual Funds	6	—	—	6
Total	$2,281	$—	$(26)	$2,255
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2021, and September 30, 2022.

Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2021	September 30, 2022

Equipment for merchants	$160	$151
Capitalized software and website development costs	288	511
Leasehold improvements	98	149
Computer equipment and software	47	67
Office equipment	25	43
Construction in progress	31	60
Total	649	981
Less: Accumulated depreciation and amortization	(247)	(393)
Property and equipment, net	$402	$588
Depreciation expenses were $20 million and $29 million for the three months ended September 30, 2021 and 2022, respectively. Depreciation expenses were $58 million and $83 million for the nine months ended September 30, 2021 and 2022, respectively.
The Company capitalized $50 million and $78 million in capitalized software and website development costs during the three months ended September 30, 2021 and 2022, respectively. The Company capitalized $140 million and $223 million in capitalized software and website development costs during the nine months ended September 30, 2021 and 2022, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $18 million and $44 million for the three months ended September 30, 2021 and 2022, respectively. Amortization of capitalized software and website development costs was $39 million and $108 million for the nine months ended September 30, 2021 and 2022, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2021	September 30, 2022

Dasher and merchant payable	$424	$539
Accrued operations related expenses	217	191
Contract liabilities	183	199
Sales tax payable and accrued sales and indirect taxes	167	176
Insurance reserves	143	351
Litigation reserves	107	29
Accrued advertising	102	109
Other	230	339
Total	$1,573	$1,933
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
In January 2022, the Superior Court of California, County of Los Angeles, granted final approval of a revised settlement agreement pursuant to which the Company agreed to pay $100 million to the representatives of Dashers that had filed certain actions in California and Massachusetts in settlement of claims under the Private Attorney General Act and class action claims alleging worker misclassification of Dashers against the Company (the "Marko settlement"). All legal matters under the Marko settlement have been resolved and all amounts related to the Marko settlement were paid by the Company during the second quarter of 2022. See the section titled “Legal Proceedings” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 for additional information regarding the proceedings related to the Marko settlement.
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
No liability associated with such indemnifications was recorded as of December 31, 2021 and September 30, 2022.
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
As of December 31, 2021 and September 30, 2022, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2021 and September 30, 2022, no amounts were drawn from the credit facility.
The Company maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2021 and September 30, 2022, the Company had $60 million and $131 million of issued letters of credit outstanding, respectively, of which $39 million and $99 million, respectively, were issued from the revolving credit and guaranty agreement.
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
9. Common Stock
Stock Repurchase Program
In May 2022, the board of directors of the Company authorized the repurchase of up to $400 million of the Company’s Class A common stock. During the three months ended September 30, 2022, the Company repurchased 5.6 million shares of its Class A common stock at a weighted average price of $71.84 per share for a total amount of $400 million. The shares were retired immediately upon repurchase.
Restricted Stock
The Company has granted restricted stock to certain continuing employees in connection with the Wolt acquisition. Vesting of this stock is dependent on the respective employee’s continued employment at the Company during the requisite service period, which is generally up to four years from the issuance date. The fair value of the restricted stock issued to employees that is subject to post-acquisition employment is recorded as compensation expense on a straight-line basis over the requisite service period.
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested restricted stock as of December 31, 2021	—
Granted	568	$76.91
Vested	(47)	$76.91
Forfeited	—	$—
Unvested restricted stock as of September 30, 2022	521

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

Stock option activity under the 2014 Plan, 2020 Plan and Inducement Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2021	19,115	$2.60	4.59	$2,797
Assumed via acquisition	1,710	$4.11
Granted	—	$—
Exercised	(4,351)	$2.28		$430
Cancelled and forfeited	(20)	$4.07
Balance as of September 30, 2022	16,454	$2.84	3.76	$767
Exercisable as of September 30, 2022	15,977	$2.73	3.73	$746
Vested and expected to vest as of September 30, 2022	16,454	$2.84	3.76	$767
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the New York Stock Exchange ("NYSE") as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2021, and 2022 was $1.9 billion and $430 million, respectively. The weighted-average grant date fair value of stock assumed via acquisition during the nine months ended September 30, 2022 was $72.99 per share. There were no stock options granted during the nine months ended September 30, 2021.
The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested units as of December 31, 2021	27,518		$4,097
Assumed via acquisition	1,396	$76.91
Granted	22,714	$81.52
Vested	(18)	$83.32
Vested and settled	(7,040)	$81.75
Forfeited	(2,808)	$115.07
Unvested units as of September 30, 2022	41,762		$2,065
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the NYSE as of the respective period-end dates. The weighted-average fair value per share of RSUs granted and assumed via acquisition during the nine months ended September 30, 2021 and 2022 was $166.87 and $81.25, respectively.

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
There were no stock options granted during the three and nine months periods ended September 30, 2021 and 2022, except for the options assumed via acquisition. The assumptions used to estimate the fair value of stock options assumed via acquisition for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

Expected volatility	—	—	—	69.13%
Risk-free rate	—	—	—	2.29%
Dividend yield	—	—	—	—
Expected term (in years)	—	—	—	1.69
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022

Cost of revenue, exclusive of depreciation and amortization	$13	$30	$34	$72
Sales and marketing	14	26	38	69
Research and development	47	99	129	249
General and administrative	48	94	156	219
Total stock-based compensation expense	$122	$249	$357	$609
As of September 30, 2022, there was $13 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.84 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of September 30, 2022, unrecognized stock-based compensation expense related to the CEO Performance Award was $206 million, which is expected to be recognized over a period of 2.57 years.
As of September 30, 2022, there was $2.6 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award granted in November 2020. The Company expects to recognize this expense over the remaining weighted-average period of 2.94 years.
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
As of September 30, 2022, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.
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
The Company recorded zero of provision for income taxes and $5 million of benefit from income taxes for the three months ended September 30, 2021 and 2022, respectively. The Company recorded $3 million of provision for income taxes and $14 million of benefit from income taxes for the nine months ended September 30, 2021 and 2022, respectively. The provision or benefit from income taxes is primarily driven by the losses generated in non-U.S. jurisdictions for which a tax benefit can be realized, and the tax effects of deductible stock-based compensation for certain foreign jurisdictions, offset by state franchise taxes.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of September 30, 2022, the Company maintains a full valuation allowance on its deferred tax assets except in certain foreign jurisdictions.
As of September 30, 2022, the Company had $83 million of unrecognized tax benefits, if recognized, the majority of which would result in adjustments to the valuation allowance. The Company is subject to income tax audits in the United States and foreign jurisdictions. The Company recorded liabilities related to uncertain tax positions and believes that the Company has provided adequate reserves for income tax uncertainties in all open tax years. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities to the extent utilized in a future period.
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
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. RSUs that vested but have not been settled are included in the denominator in calculating net loss per share for the three and nine months ended September 30, 2022 (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2022		2021		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Net loss including redeemable non-controlling interests	$(92)	$(9)	$(274)	$(22)	$(284)	(29)	$(667)	$(59)
Less: Net loss attributable to redeemable non-controlling interests	—	—	(1)	—	—	—	(1)	—
Net loss attributable to DoorDash, Inc. common stockholders	(92)	(9)	(273)	(22)	(284)	(29)	(666)	(59)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	308,797	31,372	356,627	28,129	302,954	31,323	336,290	29,817
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(0.30)	$(0.30)	$(0.77)	$(0.77)	$(0.94)	$(0.94)	$(1.98)	$(1.98)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	As of September 30,
	2021	2022
Stock options to purchase common stock	21,428	16,454
Unvested restricted stock and restricted stock units	28,103	42,175
Escrow shares	—	2,361
Total	49,531	60,990
12. Subsequent Events
In November 2022, the Company established and deposited into an escrow account an amount of $133 million, which is restricted from general use, pursuant to the renewal of one of its insurance policies. The Company is required to deposit the remaining collateral amount in two installments of $66 million each on December 1, 2022 and February 1, 2023.

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
Financial and Operational Highlights
In addition to the measures presented in our condensed consolidated financial statements, we use the following financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,
(In millions, except percentages)	2021	2022

Total Orders	347	439
Marketplace GOV	$10,416	$13,534
Revenue	$1,275	$1,701
GAAP Gross Profit	$665	$714
Contribution Profit(1)	$281	$420
Contribution Profit as a % of Marketplace GOV	2.7%	3.1%
GAAP Net Loss including redeemable non-controlling interests	$(101)	$(296)
Adjusted EBITDA(1)	$86	$87
Adjusted EBITDA as a % of Marketplace GOV	0.8%	0.6%
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
In the third quarter of 2022, Total Orders increased to 439 million, or 27% growth compared to the same quarter of 2021. The increase in Total Orders was driven primarily by growth in consumers and increased consumer engagement as well as our acquisition of Wolt.
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
In the third quarter of 2022, Marketplace GOV increased to $13.5 billion, or 30% growth compared to the same quarter of 2021, driven primarily by organic growth in Total Orders as well as our acquisition of Wolt.
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
In the third quarter of 2022, Contribution Profit increased to $420 million, compared to $281 million in the same quarter of 2021, driven primarily by growth in Marketplace GOV, an increase in Net Revenue Margin, defined as revenue expressed as a percentage of Marketplace GOV, and leverage on sales and marketing expenses, partially offset by an increase in cost of revenue.
Contribution Profit (Loss) is a non-GAAP financial measure with certain limitations regarding its usefulness. It does not reflect our financial results in accordance with accounting principles generally accepted in the United States ("GAAP") as it does not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Accordingly, Contribution Profit (Loss) is not indicative of our overall results or an indicator of past or future financial performance. Further, it is not a financial measure of total company profitability and it is neither intended to be used as a proxy for total company profitability nor does it imply profitability for our business.
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) including redeemable non-controlling interests, adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv) impairment expenses, (v) restructuring charges, (vi) inventory write off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest income and expense, (ix) other income (expense), net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense. Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business.
In the third quarter of 2022, Adjusted EBITDA increased to $87 million from $86 million in the same quarter of 2021, as growth in revenue was offset by increases in adjusted research and development expenses, and adjusted general and administrative expenses, in part due to the acquisition of Wolt.
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

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022

Revenue	$1,275	$1,701	$3,588	$4,765
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	585	931	1,703	2,574
Sales and marketing	446	418	1,206	1,253
Research and development	115	226	297	579
General and administrative	188	316	573	855
Depreciation and amortization(2)	41	118	107	258
Total costs and expenses	1,375	2,009	3,886	5,519
Loss from operations	(100)	(308)	(298)	(754)
Interest income	—	9	2	15
Interest expense	—	—	(13)	(1)
Other expense, net	(1)	(2)	(1)	—
Loss before income taxes	(101)	(301)	(310)	(740)
Provision for (benefit from) income taxes	—	(5)	3	(14)
Net loss including redeemable non-controlling interests	$(101)	$(296)	$(313)	$(726)
Less: net loss attributable to redeemable non-controlling interests, net of tax	—	(1)	—	(1)
Net loss attributable to DoorDash, Inc. common stockholders	$(101)	$(295)	$(313)	$(725)
(1)Costs and expenses included stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022

Cost of revenue, exclusive of depreciation and amortization	$13	$30	$34	$72
Sales and marketing	14	26	38	69
Research and development	47	99	129	249
General and administrative	48	94	156	219
Total stock-based compensation expense	$122	$249	$357	$609
(2)Depreciation and amortization related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022

Cost of revenue	$25	$56	$70	$129
Sales and marketing	7	30	15	50
Research and development	7	29	17	69
General and administrative	2	3	5	10
Total depreciation and amortization	$41	$118	$107	$258

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	46%	55%	47%	54%
Sales and marketing	35%	25%	34%	26%
Research and development	9%	13%	8%	12%
General and administrative	15%	18%	16%	18%
Depreciation and amortization	3%	7%	3%	5%
Total costs and expenses	108%	118%	108%	115%
Loss from operations	(8)%	(18)%	(8)%	(15)%
Interest income	—%	1%	—%	—%
Interest expense	—%	—%	—%	—%
Other expense, net	—%	—%	—%	—%
Loss before income taxes	(8)%	(17)%	(9)%	(15)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net loss including redeemable non-controlling interests	(8)%	(17)%	(9)%	(15)%
Less: net loss attributable to redeemable non-controlling interests, net of tax	—%	—%	—%	—%
Net loss attributable to DoorDash, Inc. common stockholders	(8)%	(17)%	(9)%	(15)%
Comparison of the Three and Nine Months Ended September 30, 2021 and 2022
Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Revenue	$1,275	$1,701	33%	$3,588	$4,765	33%
Revenue increased by $426 million, or 33%, during the third quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by 30% growth in Marketplace GOV. On a year-over-year basis, revenue for the third quarter of 2022 grew at a faster rate than Marketplace GOV primarily due to improvements in Dasher supply.
Revenue increased by $1,177 million, or 33%, during the first nine months of 2022, compared to the same period of 2021. The increase was primarily driven by a 27% increase in Marketplace GOV. For the first nine months of 2022, revenue grew at a faster rate than Marketplace GOV primarily due to improvements in Dasher supply.
Cost of Revenue, Exclusive of Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Cost of revenue, exclusive of depreciation and amortization	$585	$931	59%	$1,703	$2,574	51%
Cost of revenue, exclusive of depreciation and amortization, increased by $346 million, or 59%, for the third quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by an increase of $216 million in order management costs and an increase of $49 million in platform costs, driven by growth in Total Orders, increases in insurance reserves and costs associated with our first-party distribution business, as well as an increase of $75 million in personnel-related compensation expenses and allocated overhead driven by increased headcount.
Cost of revenue, exclusive of depreciation and amortization, increased by $871 million, or 51%, during the first nine months of 2022, compared to the same period of 2021. The increase was primarily attributable to an increase of $551 million in order management costs, an increase of $155 million in platform costs, driven by growth in Total Orders, increases in insurance reserves and costs associated with our first-party distribution business, as well as an increase of $150 million in personnel-related compensation expenses and allocated overhead driven by increased headcount.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Sales and marketing	$446	$418	(6)%	$1,206	$1,253	4%
Sales and marketing expenses decreased by $28 million, or 6%, for the third quarter of 2022, compared to the same quarter of 2021. The decrease was primarily driven by a decrease of $65 million in advertising expenses, partially offset by an increase of $39 million in personnel-related compensation expenses and allocated overhead driven by increased headcount.
Sales and marketing expenses increased by $47 million, or 4%, during the first nine months of 2022, compared to the same period of 2021. The increase was primarily driven by an increase of $104 million in personnel-related compensation expenses and allocated overhead driven by increased headcount, partially offset by a decrease of $54 million in advertising expenses.
Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Research and development	$115	$226	97%	$297	$579	95%
Research and development expenses increased by $111 million, or 97%, for the third quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by an increase of $127 million in personnel-related compensation expenses and allocated overhead due to increased headcount, partially offset by an increase in capitalized software and website development costs of $25 million.
Research and development expenses increased by $282 million, or 95%, during the first nine months of 2022, compared to the same period of 2021. The increase was primarily driven by an increase of $336 million in personnel-related compensation expenses and allocated overhead due to increased headcount, partially offset by an increase in capitalized software and website development costs of $79 million.
General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

General and administrative	$188	$316	68%	$573	$855	49%
General and administrative expenses increased by $128 million, or 68%, for the third quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by an increase of $80 million in personnel-related compensation expenses and allocated overhead due to increased headcount.
General and administrative expenses increased by $282 million, or 49%, during the first nine months of 2022, compared to the same period of 2021. The increase was primarily driven by an increase of $150 million in personnel-related compensation expenses and allocated overhead due to increased headcount and an increase of $64 million in transaction-related costs primarily associated with the recent acquisition of Wolt.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Depreciation and amortization	$41	$118	188%	$107	$258	141%
Depreciation and amortization expenses increased by $77 million, or 188%, for the third quarter of 2022, compared to the same quarter of 2021. The increase was primarily driven by an increase of $43 million of amortization expenses for acquired intangible assets and an increase of $25 million in amortization expense related to increased capitalized software and website development costs.
Depreciation and amortization expenses increased by $151 million, or 141%, during the first nine months of 2022, compared to the same period of 2021. The increase was primarily driven by an increase of $68 million in amortization expense related to increased capitalized software and website development costs, and an increase of $57 million of amortization expenses for acquired intangible assets.
Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Interest income	$—	$9	100%	$2	$15	650%
Interest income was not material in the periods presented.
Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Interest expense	$—	$—	0%	$(13)	$(1)	(92)%
Interest expense was not material in the periods presented.
Other (Expense) Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	% Change	2021	2022	% Change

Other expense, net	$(1)	$(2)	100%	$(1)	$—	(100)%
Other expense, net was not material in the periods presented.
Non-GAAP Financial Measures
We use adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit (Loss), Adjusted Gross Margin, and Adjusted EBITDA in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our business and financial performance. We believe that these non-GAAP financial measures provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, and allow for greater transparency with respect to metrics used by our management in their financial and operational decision making. We are presenting these non-GAAP financial measures to assist investors in seeing our business and financial performance through the eyes of management, and because we believe that these non-GAAP financial measures provide an additional tool for investors to use in comparing results of operations of our business over multiple periods with other companies in our industry.
Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Thus, our adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, and Adjusted EBITDA should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.
We compensate for these limitations by providing a reconciliation of adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, and Adjusted EBITDA to their respective related GAAP financial measures. We encourage investors and others to review our business, results of operations, and financial information in its entirety, not to rely on any single financial measure, and to view adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, and Adjusted EBITDA in conjunction with their respective related GAAP financial measures.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022

Cost of revenue, exclusive of depreciation and amortization	$585	$931	$1,703	$2,574
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(12)	(29)	(34)	(72)
Allocated overhead	(7)	(7)	(18)	(24)
Inventory write off related to restructuring	—	$—	—	(2)
Adjusted cost of revenue	$566	$895	$1,651	$2,476
Adjusted Sales and Marketing Expense
We define adjusted sales and marketing expense as sales and marketing expenses excluding stock-based compensation expense and certain payroll tax expense, and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022

Sales and marketing	$446	$418	$1,206	$1,253
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(15)	(27)	(39)	(70)
Allocated overhead	(3)	(5)	(10)	(14)
Adjusted sales and marketing	$428	$386	$1,157	$1,169
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
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022

Research and development	$115	$226	$297	$579
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(49)	(99)	(132)	(250)
Allocated overhead	(4)	(5)	(10)	(13)
Adjusted research and development	$62	$122	$155	$316
Adjusted General and Administrative Expense
We define adjusted general and administrative expense as general and administrative expenses excluding stock-based compensation expense and certain payroll tax expense, certain legal, tax, and regulatory settlements, reserves, and expenses, transaction-related costs (primarily consists of acquisition, integration, and investment related costs), impairment expenses, restructuring charges, and including allocated overhead from cost of revenue, sales and marketing, and research and development. We exclude stock-based compensation as it is non-cash in nature and we exclude certain legal, tax, and regulatory settlements, reserves, and expenses, transaction-related costs, impairment expenses as well as restructuring charges, as these costs are not indicative of our operating performance.

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022

General and administrative	$188	$316	$573	$855
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(49)	(96)	(159)	(220)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(17)	(14)	(66)	(53)
Transaction-related costs(2)	(2)	(7)	(2)	(65)
Impairment expenses(3)	(1)	—	(1)	—
Restructuring charges	—	(5)	—	(8)
Allocated overhead from cost of revenue, sales and marketing, and research and development	14	17	38	51
Adjusted general and administrative	$133	$211	$383	$560
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
(2)Consists of acquisition, integration, and investment related costs, primarily related to Wolt acquisition for the three and nine months ended September 30, 2022.
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

Gross profit (loss) is the most directly comparable financial measure to Contribution Profit (Loss). The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	2021	2022

Revenue	$1,275	$1,701	$3,588	$4,765
Less: Cost of revenue, exclusive of depreciation and amortization	(585)	(931)	(1,703)	(2,574)
Less: Depreciation and amortization related to cost of revenue	(25)	(56)	(70)	(129)
Gross profit	$665	$714	$1,815	$2,062
Gross Margin	52.2%	42.0%	50.6%	43.3%
Less: Sales and marketing	$(446)	$(418)	$(1,206)	(1,253)
Add: Depreciation and amortization related to cost of revenue	25	56	70	129
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	27	56	73	142
Add: Allocated overhead included in cost of revenue and sales and marketing	10	12	28	38
Add: Inventory write off related to restructuring	—	—	—	2
Contribution Profit	$281	$420	$780	$1,120
Contribution Margin	22.0%	24.7%	21.7%	23.5%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2021	2022	2021	2022

Gross profit	$665	$714	$1,815	$2,062
Add: Depreciation and amortization related to cost of revenue	25	56	70	129
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	12	29	34	72
Add: Allocated overhead included in cost of revenue	7	7	18	24
Add: Inventory write off related to restructuring	—	—	—	2
Adjusted Gross Profit	$709	$806	$1,937	$2,289
Adjusted Gross Margin	55.6%	47.4%	54.0%	48.0%
Adjusted EBITDA
Adjusted EBITDA is a measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss) including redeemable non-controlling interests, adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv) impairment expenses, (v) restructuring charges, (vi) inventory write off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest (income) expense, net, (ix) other income (expense), net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense.

The following table provides a reconciliation of net loss including redeemable non-controlling interests to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2022	2021	2022

Net loss including redeemable non-controlling interests	$(101)	$(296)	$(313)	$(726)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	17	14	66	53
Transaction-related costs(2)	2	7	2	65
Impairment expenses(3)	1	—	1	—
Restructuring charges	—	5	—	8
Inventory write off related to restructuring	—	—	—	2
Provision for (benefit from) income taxes	—	(5)	3	(14)
Interest (income) expense, net	—	(9)	11	(14)
Other (income) expense, net	1	2	1	—
Stock-based compensation expense and certain payroll tax expense	125	251	364	612
Depreciation and amortization expense	41	118	107	258
Adjusted EBITDA	$86	$87	$242	$244
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
(2)Consists of acquisition, integration, and investment related costs, primarily related to Wolt acquisition for the three and nine months ended September 30, 2022.
(3)Consists of impairment expense related to an operating lease right-of-use asset associated with our former headquarters.
Credit Facilities
On November 19, 2019, we entered into a revolving credit and guaranty agreement with JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs & Co. LLC, which, as amended and restated on August 7, 2020, provides for a $300 million unsecured revolving credit facility maturing on August 7, 2025, increasing to $400 million in aggregate revolving commitments upon the consummation of an initial public offering of our common stock on or prior to August 7, 2021. Loans under the credit facility bear interest, at our option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted LIBOR rate for a one-month interest period plus 1.00%, or (ii) an adjusted LIBOR rate plus a margin equal to 1.00%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. As of September 30, 2022, we were in compliance with the covenants under the revolving credit and guaranty agreement. As of December 31, 2021 and September 30, 2022, no amounts were drawn from the credit facility.
We maintain letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2021 and September 30, 2022, we had $60 million and $131 million of issued letters of credit outstanding, respectively, of which $39 million and $99 million were issued from the revolving credit and guaranty agreement.
Liquidity and Capital Resources
In December 2020, we completed our IPO in which we received net proceeds of $3.3 billion from sales of shares of our Class A common stock in the IPO, after deducting underwriting discounts and commissions.
As of September 30, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $4.2 billion, which consisted of cash and cash equivalents of $2.3 billion, short-term marketable securities of $1.5 billion and long-term marketable securities of $365 million. Additionally, funds held at payment processors of $251 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds, commercial paper, corporate bonds, and U.S. Treasury securities. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities, U.S. Treasury securities, and mutual funds.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $3.2 billion as of September 30, 2022. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the $400 million in available borrowings under our unsecured revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond. We have an obligation to our insurance provider which will require us to set aside collateral of up to $265 million in an escrow account. As of September 30, 2022 the escrow account had not yet been established. Once the escrow account is established, cash deposited into it will be restricted from general use.
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
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2021	2022

Net cash provided by operating activities	$525	$344
Net cash used in investing activities	(1,520)	(119)
Net cash used in financing activities	(487)	(376)
Foreign currency effect on cash, cash equivalents, and restricted cash	(1)	(28)
Net decrease in cash, cash equivalents, and restricted cash	$(1,483)	$(179)
Operating Activities
Cash provided by operating activities was $344 million for the nine months ended September 30, 2022. This consisted of a net loss, including redeemable non-controlling interests, of $726 million, offset by non-cash stock-based compensation expense of $609 million, non-cash depreciation and amortization expense of $258 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $58 million, other net non-cash expenses of $23 million, and non-cash bad debt expense of $1 million. The changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions, was the result of a increase of $156 million in accrued expenses and other current liabilities, primarily related to insurance reserves, Dasher and merchant payables, and litigation reserves, a decrease of $103 million in funds held at payment processors, an increase of $66 million in accounts payable, and a decrease of $41 million in accounts receivable, net, offset by an increase of $109 million in prepaid expenses and other current assets, an increase of $66 million in other assets, $53 million paid for operating lease liabilities, and a decrease of $17 million in other liabilities.
Cash provided by operating activities was $525 million for the nine months ended September 30, 2021. This consisted of a net loss of $313 million, offset by non-cash stock-based compensation expense of $357 million, non-cash depreciation and amortization expense of $107 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $37 million, non-cash bad debt expense of $31 million, other non-cash expenses of $17 million, non-cash interest expense of $11 million related to our convertible notes, and impairment of operating lease right-of-use assets of $1 million. The net changes in operating assets and liabilities was the result of an increase of $241 million in accrued expenses and other current liabilities, primarily related to accrued advertising, insurance reserves, contract liabilities, accrued operations related expenses, and Dasher and merchant payables, a decrease of $86 million in prepaid expenses and other current assets, a decrease of $27 million in funds held at payment processors, an increase of $8 million in accounts payable and an increase of $2 million in other liabilities, offset by an increase of $32 million in other assets, $29 million paid for operating lease liabilities, and an increase of $26 million in accounts receivable, net.
The decrease in the cash provided by operating activities for the nine months ended September 30, 2022, compared to the prior period was mainly due to increase in our net loss, increase in depreciation and amortization expense, increase in stock-based compensation expense and a decrease in our net working capital.
Investing Activities
Cash used in investing activities was $119 million for the nine months ended September 30, 2022, which primarily consisted of purchases of marketable securities of $1.6 billion, purchases of property and equipment of $131 million, and cash outflows for capitalized software and website development costs of $119 million, partially offset by proceeds from maturities and sales of marketable securities of $1.6 billion and net cash acquired in acquisitions of $71 million.
Cash used in investing activities was $1.5 billion for the nine months ended September 30, 2021, which primarily consisted of purchases of marketable securities of $2.0 billion, purchases of property and equipment of $94 million, and cash outflows for capitalized software and website development costs of $73 million, partially offset by proceeds from maturities and sales of marketable securities of $623 million.
The decrease in the net cash used in investing activities for the nine months ended September 30, 2022, compared to the prior period was mainly due to the increase in the proceeds from maturities and sale of marketable securities by $1.0 billion and decrease in the purchases of marketable securities by $387 million.
Financing Activities
Cash used in financing activities was $376 million for the nine months ended September 30, 2022, which consisted of repurchases of Class A common stock of $400 million, partially offset by cash received from other financing activities of $14 million, and proceeds from exercise of stock options of $10 million.
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
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Based on our investment portfolio balance as of September 30, 2022, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are currently involved in a number of putative class actions, representative actions, such as those brought under California Labor Code Private Attorneys General Act ("PAGA") and individual claims both in court as well as arbitration and other matters challenging the classification of Dashers on our platform as independent contractors. In January 2022, the Superior Court of California, County of Los Angeles, granted final approval of a revised settlement agreement pursuant to which we agreed to pay $100 million to the representatives of Dashers that had filed certain actions in California and Massachusetts in settlement of claims under PAGA and class action claims alleging worker misclassification of Dashers (the "Marko settlement"). All legal matters under the Marko settlement have been resolved and all amounts related to the Marko settlement were paid by us during the second quarter of 2022. See the section titled “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 for additional information regarding the proceedings related to the Marko settlement.
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
We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States and foreign jurisdictions. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed AB 5, which was signed into law in September 2019 and became effective in January 2020. AB 5 codified the standard in Dynamex Operations West, Inc. v. Superior Court (“Dynamex”) regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for a 2020 California ballot initiative titled Proposition 22 ("Proposition 22") to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, in February 2021, petitioners consisting of a number of individuals and labor groups filed a writ of mandate petitioning the Alameda County Superior Court to compel the State of

California not to enforce any provisions of Proposition 22 as unconstitutional. In August 2021, after a merits hearing, the Alameda County Superior Court issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition and individual sponsors of Proposition 22 have filed appeals in the California Court of Appeal. Proposition 22 remains in effect pending further court proceedings.
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
Regulatory and administrative investigations, audits, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models, compliance with consumer protection laws, privacy, data security, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California for payroll tax liabilities. Results of investigations, audits, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
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
•Our business is subject to a variety of U.S. and international laws and regulations, including those related to worker classification, Dasher pay, and merchant pricing and commissions, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations and subject us to legal claims;
•We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
•Systems failures and resulting interruptions in the availability of our websites, mobile applications, or platform could adversely affect our business, financial condition, and results of operations;
•The COVID-19 pandemic, or a similar public health threat, could affect our business, financial condition, and results of operations;
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
We have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to achieve profitability, or maintain or increase profitability in the future. We incurred a net loss of $313 million and $726 million in the nine months ended September 30, 2021 and 2022, respectively, and, as of December 31, 2021 and September 30, 2022, we had an accumulated deficit of $2.1 billion and $3.2 billion, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, expanding into new markets and geographies, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.

In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increased expenses in future periods. As of September 30, 2022, we had $2.8 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs.
If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve, maintain or increase profitability.
We may not continue to grow on pace with historical rates.
We have grown rapidly over the last several years, and therefore our past revenue growth rate, growth in demand for our offerings, and financial performance should not necessarily be considered indicative of our future performance. During the peak of the COVID-19 pandemic in 2020 and 2021, we experienced a significant increase in revenue, Total Orders, and Marketplace GOV. For the years ended December 31, 2020 and 2021, our revenue was $2.9 billion and $4.9 billion, respectively, representing a 226% year-over-year growth rate. For the three months ended September 30, 2021 and 2022, our revenue was $1.3 billion and $1.7 billion, respectively, representing a 33% year-over-year growth rate. The circumstances that accelerated the growth of our business during the peak of the COVID-19 pandemic are not likely to recur, and we expect growth in consumer demand and our revenue, Total Orders, and Marketplace GOV growth rates to continue to decline in future periods compared to growth rates in 2020 and 2021. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods.
Our revenue growth rate has fluctuated in prior periods, and it may continue to fluctuate over the short term and decline in the long term as the size of our business grows and as we achieve greater market adoption. We may also experience a declining revenue growth rate as a result of slowing demand for our platform, insufficient growth in the number of merchants, consumers, and Dashers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to capitalize on growth opportunities, and increasing regulatory costs. We also expect to continue to make investments in the development and expansion of our business, which may not result in sufficient revenue or growth to offset the cost of such investments. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
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
Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with local merchants and suppliers, larger existing user bases, more successful marketing capabilities, established geographic footprints and infrastructure, and substantially greater financial, technical, and other resources than we have. For example, with grocery delivery, we compete with established grocery chains that have strong bargaining power, established relationships with suppliers, and their own delivery fleets. Greater financial resources and product development capabilities may allow these competitors to respond more quickly and efficiently to new or emerging technologies and changes in merchant, consumer, and Dasher preferences that may render our platform less attractive or obsolete. If certain merchants choose to partner with our competitors in a specific geographic market, or if merchants choose to engage exclusively with our competitors, we may lack a sufficient variety and supply of merchant options or lack access to the most popular merchants, such that our offering would become less appealing to consumers. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including merchants. For example, in July 2022, Grubhub announced a partnership with Amazon that allows Amazon Prime members in the United States to receive a free trial of Grubhub's membership program. Our competitors could also introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Such efforts may lead us to lose category share or require us to increase our marketing expenses in order to maintain our category share.
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
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures and to increase use of our platform by existing Dashers. To attract and retain Dashers, we have, among other things, offered monetary incentives and perquisites, such as credits to be used for orders on our platform, free branded apparel, discounted equipment, tips and assistance using the Dasher applications, and access to programs that provide cashback rewards on certain purchases, including gasoline. If we do not continue to provide Dashers with flexibility on our platform, compelling opportunities to earn income, and other incentive programs that are comparable or superior to those of our competitors, we may fail to attract new Dashers or retain existing Dashers or increase their use of our platform, or we may experience complaints, negative publicity, or work stoppages that could adversely affect our users and our business. For example, if merchants and consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. We also frequently test Dasher incentives with subsets of existing Dashers and potential Dashers, and these incentives could fail to attract and retain Dashers or fail to increase use of our platform by existing Dashers or could have other unintended adverse consequences. Changes in certain laws and regulations, including immigration and labor and employment laws, may result in a decrease in the pool of Dashers, which may result in increased competition for Dashers or higher costs of recruitment and engagement. Other factors outside of our control, such as increases in the price of gasoline, vehicles, or insurance, may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. Our agreements with Dashers generally remain in effect until terminated by Dashers or us. DoorDash Dashers and Wolt courier partners may generally terminate their agreements with us by providing us at least seven or 30 days advance notice, respectively, and such agreements do not provide for any exclusivity. If we fail to attract Dashers or retain existing Dashers on favorable terms, if we fail to increase the use of our platform by existing Dashers, or if Dashers terminate their agreements with us, we may not be able to meet the demand of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.

We rely on merchants on our platform for many aspects of our business, and to the extent they fail to maintain their service levels or increase the prices they charge consumers on our platform, either as a result of increased operating costs, deteriorating financial condition, or to offset the commission we charge, our business would be adversely affected.
We rely on merchants on our platform to provide quality goods to our consumers at expected price points. If these merchants experience difficulty servicing consumer demand, producing quality goods at affordable prices, meeting our requirements and standards, or experience problems with their point-of-sale or other technologies, our reputation and brand could be damaged. Further, an increase in merchant operating costs, or other deterioration in financial condition, could cause merchants on our platform to raise prices, renegotiate commission rates, or cease operations, which could in turn adversely affect our revenue, operational costs, and efficiency. If merchants on our platform were to cease operations, temporarily or permanently, including as a result of increased operating costs or deteriorating financial condition, we may not be able to provide consumers with sufficient merchant selection, which we expect would reduce the number of consumers on our platform. Many of the factors affecting merchant operating costs are beyond the control of merchants and include inflation generally, costs associated with the goods provided, labor and employee benefits, rent, and energy. If merchants pass along these increased operating costs and increase prices on our platform, order volume may decline. Additionally, some items on our platform are listed at higher prices relative to their in-store prices. This practice can negatively affect consumer perception of our platform and could result in a decline in consumers or order volume, or both, which would adversely affect our financial condition and results of operations.
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
•our ability to successfully integrate acquired technologies and businesses, including in the case of our acquisition of Wolt;
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
•the effects of outbreaks of contagious disease, such as the COVID-19 pandemic, and the response of governments and private industry;
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
The COVID-19 pandemic, or a similar public health threat, could affect our business, financial condition, and results of operations.
The outbreak of COVID-19 has resulted in loss of life, business closures, restrictions on travel, and widespread cancellation of social gatherings globally. Factors related to the COVID-19 pandemic, or a similar public health threat, that may impact our business include:
•the duration and spread of the outbreak;

•the severity of travel and other restrictions imposed in the geographic areas in which we operate, including mandatory or voluntary business closures;
•regulatory actions taken in response to the COVID-19 pandemic or other public health threat, including those which may impact merchant operations, consumer and merchant pricing, Dasher pay, and our product offerings;
•other business disruptions that affect our users or workforce;
•the availability of effective vaccines or treatments and the speed at which they can be administered to the public;
•the continued emergence of new strains of COVID-19 and any associated resurgence in the severity of the COVID-19 pandemic;
•the impact of the COVID-19 pandemic or other public health threat on capital and financial markets;
•actions taken throughout the world, including in markets in which we operate, to contain or otherwise manage the COVID-19 pandemic or other public health threat; and
•changes to consumer behavior or spending patterns as markets recover.
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
Furthermore, if a virus or other disease is transmitted by human contact, as is the case with COVID-19, our employees and any constituent of our network may become infected, or may choose, or be advised, to avoid any contact with others, any of which may adversely affect our ability to provide our platform and for merchants, consumers, and Dashers to use our platform. Additionally, we may be adversely affected as a result of the impact that the COVID-19 pandemic or any other future outbreak of disease could have on merchants. Merchants may experience temporary closures of their businesses, supply chain delays, labor shortages, and the unavailability of certain products, which could cause merchants to limit their operating hours or cease operations entirely, impact the selection available on our platform, and disrupt our ability to operate. To the extent the COVID-19 pandemic, a resurgence in the severity of the COVID-19 pandemic, or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
If we are unable to make acquisitions and investments, or successfully integrate acquisitions into our business, including in the case of our acquisition of Wolt, our business, results of operations, and financial condition could be adversely affected.
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
•additional stock-based compensation issued or assumed in connection with an acquisition or strategic transaction, which may in turn impact our stock price and results of operations;
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
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may subject our business to broader economic, political, and other international risks, including economic volatility, security risks, and geopolitical conflicts, and may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions such as U.S. Office of Foreign Assets Control sanctions and similar European Union ("EU") sanctions. For example, the civil unrest in Kazakhstan required Wolt to temporally suspend its business operations in the country due to safety and security concerns, as well as the unavailability of, and significant disruptions to, Internet service. While we have been able to resume business operations in Kazakhstan, such events may occur in the future in other countries or regions leading to similar disruptions.
Our pricing methodologies are impacted by a number of factors and ultimately may not be successful in attracting and retaining merchants, consumers, and Dashers. Price controls on local commerce platforms will have an adverse impact on our results of operations.
Demand for our platform is highly sensitive to a range of factors, including the price of the goods delivered, the amount of compensation and gratuities required to attract and retain Dashers, incentives paid to Dashers, and the fees and commissions we charge merchants and consumers. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. For example, fees and commissions charged by local commerce platforms have been under increased scrutiny and are expected to continue to be subject to political and public debate in the jurisdictions in which we and our subsidiaries operate. Currently, over 40 jurisdictions in which we have operations have price control measures in effect on local commerce platforms and we expect other such measures to be enacted in the future. These price controls have caused, and may in the future cause, us to increase the fees we charge to consumers. To the extent that price control measures lead to an increase in the fees we charge to consumers, consumer demand for our services could be reduced, which would further harm our business and results of operations. Our risks related to price controls are described in more detail under “— Our business is subject to a variety of U.S. and international laws and regulations, including those related to worker classification, Dasher pay, and merchant pricing and commissions, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations and subject us to legal claims.”
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
Our pay model for Dashers in the United States, particularly with respect to tips for Dashers, has previously led, and may continue to lead, to negative publicity, lawsuits, arbitration demands, and government inquiries. For example, under our former pay model for Dashers in the United States, we would increase the amount paid to Dashers on a delivery in cases when a consumer left little or no tip. Although this “boost” pay was intended to help Dashers by making every delivery economically worthwhile, it also had the unintended effect of causing some people to be under the misimpression that not all tips were being received by Dashers. Government authorities have also brought claims against us related to our former DoorDash Dasher pay model and may bring similar claims in the future. For example, on November 19, 2019, the District of Columbia filed an action in the Superior Court of the District of Columbia alleging violations of the District of Columbia’s Consumer Protection Procedures Act with respect to our former DoorDash Dasher pay model and on November 30, 2020, the court entered a consent order and judgment to resolve the litigation. We could face similar claims related to our former DoorDash Dasher pay model from other government authorities in the future. Further, an incorrect understanding or perception of our former DoorDash Dasher pay model by some led, and may continue to lead, to some consumers providing lower tips, or no tips at all, to Dashers, which could impact the amount that Dashers are able to earn on our platform and our ability to attract and retain Dashers.
We have also launched, and may in the future launch, changes to the rates and fee structure for Dashers that utilize our platform, which may not ultimately be successful in attracting and retaining Dashers and may result in negative publicity. For example, we increased the amount we pay to DoorDash Dashers per order when we changed to our current pay model in September 2019, but this current DoorDash Dasher pay model may also cause less consistency in earnings across deliveries in some cases. Further, this pay model has resulted in, and in the future may result in, negative publicity related to perceptions of the complexity of the pay model, inconsistency in earnings for Dashers, and lack of flexibility in the ways consumers can leave tips, and as a result, we may not be successful in attracting and retaining merchants, consumers, and Dashers. In the future, based on a variety of factors, including legal and regulatory changes and expansion into new categories and geographies, we may change our Dasher pay models again. Our current Dasher pay models, and any future changes to our pay model or our ability to cost-effectively acquire and retain Dashers, could result in an increase to the fees we charge to consumers, which in turn could affect our ability to attract and retain consumers, and could adversely affect our business, financial condition, and results of operations.
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
•traffic accidents caused by, or involving, Dashers or employee couriers or death or serious injury involving a Dasher or employee couriers or any party associated with us;
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
We are the subject of media coverage from time to time. Unfavorable publicity regarding our business model, Dasher pay models, user support, technology, platform changes, platform quality, delivery issues, privacy or security practices, management team, compliance with laws and regulations, or the health and safety of Dashers, employee couriers, merchants, and consumers using our platform could adversely affect our reputation. Such negative publicity could also harm the size of our network and the engagement and loyalty of merchants, consumers, and Dashers that utilize our platform, which could adversely affect our business, financial condition, and results of operations. For example, we have previously received negative media coverage related to the manner in which Dashers were compensated, in particular with respect to gratuities, concerns related to food tampering and general food safety and quality, and concerns regarding the safety of Dashers, consumers, and merchants using our platform, which has adversely affected our reputation and brand. As our platform continues to scale and public awareness of our brand increases, any future issues that draw media coverage could have an amplified negative effect on our reputation and brand. In addition, negative publicity related to key brands, influencers, or other third parties that we have partnered with may damage our reputation, even if the publicity is not directly related to us. Any negative publicity that we may receive could diminish confidence in, and the use of, our platform, which could adversely affect our business.
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
Our business involves the collection, storage, processing, and transmission of personal data and other sensitive and proprietary data of our merchants, consumers, and Dashers. Additionally, we maintain sensitive and proprietary data relating to our business, such as our own proprietary data and personal data relating to our employees. An increasing number of organizations, including large online and off-line merchants and businesses, other large Internet companies, financial institutions, and government institutions, have disclosed breaches of their information security systems and similar information security incidents, some of which have involved sophisticated and highly targeted attacks. These incidents can originate with external actors or with our employees who have access to sensitive data or systems, whether acting maliciously or through inadvertently providing access to an external party or having their credentials compromised by an outside party. In addition, these incidents could originate on our vendors’ platforms, vendors’ systems, or with our vendors’ personnel, which could then be leveraged to access our websites, platforms, and proprietary data, including personal data. We and our vendors have previously experienced these types of breaches and other incidents. For example, in August 2022, we reported an incident affecting one of our vendors that resulted in unauthorized access to personal data of certain consumers and Dashers. In addition, in December 2021, a vulnerability in a popular logging software, Log4j, was publicly announced. If left unpatched, the Log4j vulnerability could be exploited to allow unauthorized actors to execute code remotely on a system using Log4j. We have taken steps to ensure these vulnerabilities have been patched in our systems, but we cannot guarantee that all vulnerabilities have been patched in every system upon which we are dependent or that additional critical vulnerabilities of Log4j or other open source software upon which we rely will not be discovered. We have undertaken steps to enhance our data security and governance program, which include adding additional protective security layers around the data, improving security protocols that govern access to our systems, hiring additional personnel with data and information security experience, and bringing in outside expertise to increase our ability to identify and repel threats. We cannot assure you that all potential causes of these incidents have been identified and remediated or will not lead to recurrence or similar incidents. While we maintain cyber insurance that may help provide coverage for these types of incidents, we cannot assure you that our insurance will be adequate to cover costs and liabilities related to these incidents or to any incidents which may occur in the future. We also expect to incur significant costs in an effort to detect and prevent privacy and security breaches and other incidents in the future, and we may face increased costs and expend substantial resources in the event of an actual or perceived privacy or security breach or other incident.
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
The on-demand local commerce category is still in relatively early stages of growth, and if this category does not continue to grow, or grows slower than we expect, our business, financial condition, and results of operations could be adversely affected.
The on-demand local commerce category has grown rapidly since we launched our platform in 2013, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. The markets for certain delivery services we facilitate, in particular convenience, grocery, and certain other categories, may be in even earlier stages of development than our restaurant category, and it is uncertain whether demand for these services will continue to grow and achieve wide market acceptance, if at all. In addition, through our acquisition of Wolt, we have entered many geographies where the development of the on-demand local commerce category may be at different stages. Our success will depend to a substantial extent on the willingness of people to widely adopt on-demand local commerce platforms. Changing traditional ordering habits is difficult, and if merchants and consumers do not embrace the transition to on-demand local commerce platforms as we expect, including as a result of concerns regarding safety, affordability, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms or otherwise, or instead adopt alternative solutions that may arise, then the market for our platform may not further develop or may develop slower than we expect, either of which could adversely affect our business, financial condition, and results of operations.
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
We aim to have a broad selection of merchants on our platform, which sometimes includes facilitating deliveries to consumers from non-partner merchants. Facilitating deliveries from non-partner merchants is generally less operationally efficient than doing so with partner merchants, as our platform is not integrated with non-partner merchants’ systems. As a result, we generally experience higher operational expenses for each order and a higher likelihood of errors. The occurrence of any errors, delays with orders, or other problems associated with facilitating deliveries with non-partner merchants could create a negative perception of our platform and cause damage to our reputation and brand.
Some non-partner merchants may not want to be included on our platform and may request to be removed. There is a risk that non-partner merchants will bring legal claims against us relating to their inclusion on our platform. For example, in 2015, In-N-Out Burger filed a complaint against us claiming unfair competition, among other claims, and sought a permanent injunction to stop us from delivering their food. In addition, measures have been enacted in many U.S. jurisdictions that prohibit, among other things, on-demand local commerce platforms like ours from facilitating deliveries from restaurants without the restaurants’ prior consent. We have adopted internal policies pursuant to which we generally do not add new non-partner restaurants for delivery on our platform in the United States and require the use of disclaimers with existing non-partner restaurants on our platform in the United States to inform consumers that such restaurants are not partnered with us. In the future, we may continue to revise and update our internal policies related to non-partner restaurants and other merchants. In addition, we may continue to add non-partner merchants in categories other than restaurants, To the extent we are required or we choose to remove non-partner merchants for any reason, this may adversely affect our ability to provide a broad selection of merchants on our platform, attract and retain consumers and could directly and adversely affect our business, financial condition, and results of operations.
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
The impact of adverse economic conditions and other trends, including the resulting effects on consumer spending and merchant operations, may adversely affect our business, financial condition, and results of operations.
Our performance is subject to variable global economic conditions in the regions in which we do business and their impact on levels of consumer spending. Some of the factors that may impact consumer spending on our platform include general economic conditions, unemployment, consumer debt, fluctuations in household net worth, inflation generally, fluctuations in gasoline, vehicle, and transportation costs, increased food costs, fluctuations in commodity prices, declines in asset prices, residential real estate and mortgage markets, taxation, energy prices, changes in interest rates and credit availability, consumer confidence, uncertainty regarding the current and future political and economic environment, and other macroeconomic factors. Economic conditions in certain regions may also be affected or exacerbated by natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the COVID-19 pandemic.
Consumer purchases, particularly of discretionary items, may decline during recessions and other periods in which disposable income is adversely affected, periods of economic uncertainty, or when there is a loss of consumer confidence in the economy. Consumers may choose to reduce their spending on our platform or forego spending on our platform altogether. Further, because spending on our platform is generally considered to be discretionary, we expect that any decline in consumer spending would have a disproportionate effect on our business relative to those businesses that sell products or services considered to be necessities. If spending on our platform declines, or grows at a slower rate, including as a result of reduced discretionary consumer spending, our business, financial condition, and results of operations would be adversely affected.
In addition, merchants on our platform may be negatively impacted by supply chain issues, labor shortages, inflation, or other macroeconomic factors. Labor shortages and supply chain issues at merchants could negatively impact their ability to fulfill orders, which could negatively impact volume on our Marketplaces and in our Drive business. Inflationary pressures could drive merchant prices higher, which could negatively impact consumer demand and drive lower order volume on our Marketplaces and in our Drive business. Small businesses that do not have substantial resources, like many of the merchants on our platform, tend to be more adversely affected by poor economic conditions than large businesses. If merchants on our platform, including our small business merchants, cease operations, temporarily or permanently, or face financial distress or other business disruption, we may not be able to provide consumers with sufficient merchant selection, and they may be less likely to use our platform. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants.
In addition, as our business has grown, including in connection with our acquisition of Wolt, we have become increasingly subject to the risks arising from adverse changes in economic and political conditions, both domestically and globally, including Russia’s invasion of Ukraine. While our business does not operate directly in Russia or Ukraine, we have operations in countries that border Russia and Ukraine and are exposed to the economic impacts of that conflict on the region. Russia’s invasion of Ukraine has and may continue to adversely impact macroeconomic conditions and give rise to volatility and instability in a manner that adversely affects our business and merchants, consumers, and Dashers on our platform. Russia’s invasion of Ukraine could also negatively impact consumer confidence and spending globally and in the neighboring countries in which we operate, disrupt supply chains, and drive inflationary cost increases for labor, fuel, materials, food, and services, all of which may negatively impact our business.
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
We are subject to foreign currency exchange risk as a result of our operations in foreign countries. When conducting business in foreign countries, including through Wolt and our other subsidiaries and affiliates, such business is typically denominated in the local currency of the respective country. Our most significant foreign currency exposure is currently to the euro, the Canadian dollar, the Israeli shekel, the Australian dollar, and the Japanese yen. Because our financial statements are presented in U.S. dollars, local currencies will be converted into U.S. dollars at the applicable exchange rates for inclusion in our consolidated financial statements, thereby increasing the foreign exchange translation risk.
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
•the integration of new personnel and businesses from acquisitions, including in the case of our acquisition of Wolt;
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
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems, or the existing systems and third-party software applications that we rely on for financial reporting, do not perform as expected, we may experience further deficiencies in our controls and we may not be able to meet our financial reporting obligations. We also need to implement, integrate, and maintain effective internal control over financial reporting at companies we acquire, including in the case of our acquisition of Wolt, and any failure to do so could impact our ability to meet our financial reporting obligations.

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
We track certain operational metrics, including our merchant, consumer, and Dasher counts and key business and non-GAAP metrics such as Total Orders, Marketplace GOV, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit (Loss), Adjusted Gross Margin, and Adjusted EBITDA, with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. For example, the accuracy of our operating metrics could be impacted by fraudulent users of our platform, and further, we believe that there are consumers who have multiple accounts, even though this is prohibited in our Terms of Service and we implement measures to detect and prevent this behavior. Consumer usage of multiple accounts may cause us to overstate the number of consumers on our platform. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, investors may lose confidence in our operating metrics and business and we expect that we could be subject to legal claims, including securities class action lawsuits, and our business, reputation, financial condition, and results of operations would be adversely affected.
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
We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the U.S. federal, state, and municipal levels, as well as internationally, challenging the classification of Dashers that utilize our platform as independent contractors. The tests governing whether a Dasher is an independent contractor or an employee vary by governing law and are typically highly fact sensitive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us. For example, in October 2022, the U.S Department of Labor released a proposed rule regarding the classification of employees and independent contractors under the federal Fair Labor Standards Act. The proposed rule, which is currently in a comment period, would implement new interpretative guidance for classification of workers. We maintain that Dashers that utilize our platform are independent contractors. However, Dashers may be reclassified as employees, especially in light of the evolving rules and restrictions on service provider classification and their potential impact on the local commerce industry. A reclassification of Dashers as employees would adversely affect our business, financial condition, and results of operations, including as a result of:
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
We have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex. We are currently involved in a number of putative class actions and representative actions brought, for example, pursuant to PAGA, and numerous individual claims, including those brought in arbitration or compelled pursuant to the terms of our independent contractor agreements to arbitration, challenging the classification of Dashers that utilize our platform as independent contractors. In addition, in June 2020, the San Francisco District Attorney filed a claim against us in the Superior Court of California, County of San Francisco, alleging that we misclassified California Dashers as independent contractors as opposed to employees. For more details on this action, please see the section titled "Legal Proceedings" above in this Quarterly Report on Form 10-Q.
Some jurisdictions in the United States and internationally are considering modifying their standards used to determine worker classification. For example, the California Legislature passed AB 5 and it was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for a Proposition 22 to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, on August 20, 2021, the Alameda County Superior Court in California issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General and other groups and individuals have appealed to the California Court of Appeal. To the extent Proposition 22 remains in effect pending further court proceedings, certain provisions regarding compensation, along with certain other requirements, are applicable to us and Dashers in California and our costs related to Dashers have increased in California. To offset a portion of these increased costs, in certain circumstances we charge higher fees and commissions, which could result in lower order volumes over time. Depending on whether and how much we choose to increase fees and commissions, these increased costs could also lead to a lower Net Revenue Margin, which we referred to in past SEC filings as Take Rate, defined as revenue expressed as a percentage of Marketplace GOV. The provisions resulting from Proposition 22 that are now applicable to us include, but are not limited to, (i) net earnings (which excludes tips, tolls, and certain other amounts) to Dashers no less than a net earnings floor equal to (A) 120% of the minimum wage for a Dasher’s engaged time and (B) for Dashers using a motor vehicle, $0.30 per engaged mile (which amount shall be adjusted for inflation in future years) and (ii) for Dashers averaging at least 15 hours per week of engaged time during a calendar quarter who subscribe to a qualifying health plan, payments to such Dashers of healthcare subsidies of varying dollar amounts depending on a Dasher’s engaged time per week. As such, Proposition 22 has had, and may continue to have, an adverse impact on our results of operations.
In addition, several jurisdictions where we operate may be considering adopting legislation, or we may propose or support legislation, ballot initiatives, or other legislative processes, that would pair worker flexibility and independence with new protections and benefits, and we are engaged in ongoing discussions with Dashers, policy makers, and other stakeholders regarding the future of the type of work that Dashers perform. To the extent other jurisdictions adopt such legislation, or we propose or support legislation, ballot initiatives, or other legislative processes, we would expect our costs related to Dashers in such jurisdictions to increase and we could experience lower order volumes in such jurisdictions if we charge higher fees and commissions as a result of such laws, which would adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. For example, certain plaintiffs filed a claim in California Superior Court challenging the constitutionality of Proposition 22, which resulted in the Alameda County Superior Court’s order finding the entirety of Proposition 22 unenforceable (which is being appealed), and similar challenges may also be filed. Furthermore, if Dashers are determined to be employees under U.S. federal or state or international law, this could result in increases to our costs related to Dashers, which would likely lead us to increase fees and commissions and may result in lower order volumes. To the extent Dashers are determined to be employees under U.S. federal or state or international law, we would be required to significantly alter our existing business model and operations, which would have an adverse impact on our business, financial condition, and results of operations.
With the breadth of our geographic scope, the classification of Dashers that utilize our platform as independent contractors may be subject to challenge in other jurisdictions. In particular, through Wolt, we are subject to local regulations and challenges in Europe and Asia to the classification of Wolt courier partners as independent contractors. For example, on November 1, 2021, the Finnish Occupational Safety and Health Administration (through the Division at the Regional State Administrative Agency for Southern Finland) issued a decision which deemed that Wolt courier partners in Finland are in an employment relationship with Wolt, and that Wolt should be mandated to keep statutory records of Wolt courier partners' working hours. We have appealed the decision to the Administrative Court of

Hämeenlinna. In addition, other international jurisdictions are considering changing the standards used to determine worker classification, which may impact our classification of Dashers using our platform. For example, the EU is considering new criteria for determining worker classification, which could be adopted by member states. Any potential EU-wide legislative reform may adversely affect our ability to operate our current independent contractor model within the EU.
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
We face potential liability, legal expenses, and harm to our business relating to the nature of our business generally, and with the delivery services we facilitate in particular. Specifically, we are subject to claims, lawsuits, arbitration proceedings, government investigations, and other legal, regulatory, and other administrative proceedings, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, marketing and advertising to consumers and Dashers, compliance with regulatory requirements, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations, and legal or regulatory proceedings as our business grows and as we deploy new services.
We are also subject to claims, lawsuits, and other legal proceedings seeking to hold us vicariously liable for the actions of merchants, consumers, and Dashers. For example, third parties could assert legal claims against us in connection with personal injuries related to food poisoning, tampering, or other food safety issues or accidents caused by merchants and Dashers that utilize our platform. We have incurred expenses to settle personal injury claims, which we sometimes choose to settle for reasons including expediency, protection of our reputation, and to prevent the uncertainty of litigating, and we expect that such expenses will continue to increase as our business grows and we face increasing public scrutiny. Similarly, we could be subject to legal claims relating to the sale of alcoholic beverages or alcohol consumption. Regardless of the outcome of any legal proceeding, any injuries to, or deaths of, any consumers, Dashers, employees, or third parties could result in negative publicity and harm to our brand, reputation, business, financial condition, and results of operations.
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
We also face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to Dashers regarding, among other things, the classification of Dashers that utilize our platform as well as our Dasher pay models, including claims regarding disclosures we make with respect to Dasher earnings, sales tax, service fees, delivery fees, and gratuities, the process of signing up to become a Dasher, including our background check processes, and the nature and frequency of our communications to Dashers via email, text, or telephone. We also face potential liability and expense for claims, including class actions, by consumers relating to, among other things, our Dasher pay models, including claims regarding disclosures we make with respect to sales tax, service fees, delivery fees, and gratuities, the local food delivery fulfillment services we facilitate, discrepancies between the menus on our websites and consumer mobile applications and the menus at the restaurant from which the food is delivered, including discrepancies in menu items and the prices of such items and taxes on such items, and the nature and frequency of our marketing communications to consumers via email, text, or telephone. In addition, we face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to merchants regarding, among other things, menu pricing, exclusivity arrangements, and the listing of merchants on our platform without an agreement.

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
As of December 31, 2021, we had accumulated $4.1 billion and $3.3 billion of U.S. federal and state net operating loss carryforwards ("NOLs"), respectively, available to reduce future taxable income, some of which will begin to expire in 2036 for U.S. federal and 2024 for state tax purposes. It is possible that we will not generate sufficient taxable income in time to use these NOLs before their expiration, or at all. Under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes, including R&D credit carryforwards, to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future. Prior to the utilization of NOLs in the future, we will determine whether there are any limitations under Section 382 of the Code. In addition, we have accumulated $237 million of foreign net operating losses, which may be available to reduce future taxable income in the relevant jurisdiction. Some of these foreign NOLs will begin to expire in 2025 and it is possible that we may never realize the benefits of these losses.
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
Our business is subject to a variety of U.S. and international laws and regulations, including those related to worker classification, Dasher pay, and merchant pricing and commissions, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations and subject us to legal claims.
The on-demand local commerce industry and our business model are relatively nascent and rapidly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions, including those related to worker classification, Dasher pay, insurance, and merchant pricing and commissions. Laws, regulations, and standards governing issues such as worker classification or our relationship with Dashers more generally (for example, those concerning Dasher pay and insurance requirements), labor and employment, anti-discrimination, food safety, alcoholic beverages and other highly regulated products, online credit card payments, gratuities, merchant pricing and commissions, text messaging, membership products, intellectual property, data retention, privacy, data security, consumer protection, background checks, website and mobile application accessibility, and tax and other government-imposed fees are often complex, subject to change, and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between U.S. law and the laws of other countries, U.S. state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. We have been proactively working with federal, state and local governments and regulatory bodies to ensure that our platform is available broadly in the United States and foreign jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which it may become subject.
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
As our business grows and evolves and our services are used in a greater number of geographies, as with our acquisition of Wolt in May 2022, we have become subject to laws and regulations in additional jurisdictions. For example, Wolt is subject to digital services and platform regulations in the jurisdictions in which it operates. Fees and commissions charged by online food delivery logistics marketplaces and other business practices of online platforms are under increased scrutiny and are expected to continue to be subject to political and public debate, particularly in the jurisdictions in which Wolt operates. This increased scrutiny may lead to changes in platform regulation or legislation, negative publicity, investigations, or litigation. The EU recently enacted new regulations that impose transparency obligations on online intermediation services and online search engines by requiring marketplaces to disclose the main parameters, including paid ranking, if applicable, used to rank goods and services on their sites. Additionally, there are various regulatory initiatives to govern digital markets that are relevant to our business. These regulations could result in changes to our fees and commissions structure or introduce new operational requirements and administrative costs each of which could have an adverse effect on our business, financial condition, and results of operations.
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
Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors. Regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, fees and commissions charged by local commerce platforms have been under increased scrutiny and are expected to continue to be subject to political and public debate in the jurisdictions in which we and our subsidiaries operate. Currently, over 40 jurisdictions in which we have operations have price control measures in effect on local commerce platforms and we expect other such measures to be enacted in the future. These price controls have had in the past, and are likely to have in the future, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers. To the extent that price control measures lead to an increase in the fees we charge to consumers, consumer demand for our services could be reduced, which would further harm our business and results of operations. In addition, certain jurisdictions may challenge the way in which we categorize or collect such increased consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing and/or misleading to consumers. Although temporary price controls enacted in some jurisdictions in connection with the COVID-19 pandemic have expired, we expect price control measures to persist in the near term and for additional jurisdictions where we operate to implement price controls. If any of these events occur, our business, financial condition, and results of operations could be further adversely affected. In addition, regulatory scrutiny or action may create different or conflicting obligations on us from one jurisdiction to another, which creates additional challenges to managing our business.
Our success, or perceived success, and increased visibility may also drive some businesses or other organizations that perceive our business model negatively to raise their concerns to policymakers and regulators. These businesses and their trade association groups or other organizations may take actions and employ significant resources to shape the legal and regulatory regimes in jurisdictions where we may have, or seek to have, a market presence in an effort to change such legal and regulatory regimes in ways intended to adversely affect or impede our business and the ability of merchants, consumers, and Dashers to use our platform. If we are not able to comply with these laws or regulations, including any future laws or obligations that we may not be able to anticipate at this time, we could be adversely affected, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain services or platform features, which would adversely affect our business. Any failure to comply with applicable laws and regulations could also subject us to claims and other legal and regulatory proceedings, fines, or other penalties, criminal and civil proceedings, forfeiture of significant assets, and other enforcement actions. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could adversely affect our reputation or otherwise impact the growth of our business. Any costs incurred to prevent or mitigate this potential liability are also expected to adversely affect our business, financial condition, and results of operations.
We are subject to various U.S. and international anti-corruption laws and other anti-bribery and anti-kickback laws and regulations.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad, including EU anti-money laundering directives and related regulations in connection with our operations in Europe. The FCPA and other applicable anti-bribery and anti-corruption laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. These laws may also hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents who are acting on our behalf. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries and our employees, representatives, contractors, and agents, even if we do not explicitly authorize such activities. In addition, we may be subject to liability, including penalties and fines, for any failure to satisfy certain requirements under anti-money laundering laws, such as meeting local “know your customer” and ongoing due diligence standards. All of these laws may also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible, and our exposure for violating these laws increases as our international presence expands, including as a result of our acquisition of Wolt, and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a drop in our stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.
We may be subject to various regulations relating to payment processing.
The majority of payments by our consumers are made by credit card or debit card or through third-party payment services, which subjects us to certain regulations. We may in the future offer new payment options to consumers that may be subject to additional regulations and risks. If we are deemed to be a money transmitter as defined by applicable U.S. law, we could become subject to certain laws, rules, and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies that may define money transmitter differently. For example, certain states may have a more expansive view of who qualifies as a money transmitter. Outside of the United States, we could be subject to additional laws, rules, and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the foreign regulations governing our business that we are subject to will expand as well. For example, as a result of our operations in Europe, we are subject to the revised EU Payment Services Directive ("PSD II") and related regulations. Under the PSD II, one of our subsidiaries acts as an intra-group licensed payment service provider for its payment services to merchants in European Economic Area ("EEA") countries. Our subsidiary has obtained a payment institution license from the Finnish Financial Supervisory Authority in accordance with PSD II. Should such license be revoked in the future, or any other enforcement measures be taken by the Finnish Financial Supervisory Authority, including imposing penalties or forcing us to cease offering certain payment facilities, our operations in Europe would be adversely affected. If we are found to be a money transmitter under any applicable regulations and we are not in compliance with such regulations, we may be subject to fines or other penalties levied by federal, state, or local regulators in one or more jurisdictions. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets, or other enforcement actions. We could also be required to make significant changes to our business practices or compliance programs as a result of regulatory scrutiny, which could interrupt our ability to operate in certain jurisdiction and otherwise adversely effect our business and results of operations.
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
We receive, transmit, and store a large volume of personal data relating to the users on our platform, as well as other personal data relating to individuals such as our employees. Numerous local, municipal, state, federal, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data and require the notification of certain security breaches involving personal data. These laws and regulations evolve frequently, and their scope may continually change through new legislation, amendments to existing legislation, or changes in enforcement, and such changes may be inconsistent from one jurisdiction to another. Any changes in these laws or regulations could add further complexity, variation in requirements, restrictions, and legal risk; require additional investment of resources in compliance and data management programs; and result in changes or increased compliance costs in business practices and policies. We have incurred, and may continue to incur, significant expenses in our efforts to comply with current and evolving privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations.

We are increasingly subject to additional laws relating to privacy, data protection, and cybersecurity as we expand our international operations. For example, with our acquisition of Wolt, we expanded our liability under the EU’s General Data Protection Regulation ("GDPR"), which imposes strict requirements relating to the processing of personal data as well as significant penalties, such as fines, injunctions against the processing of personal data, and civil litigation claims for noncompliance.
We rely on legal mechanisms for transferring personal data subject to GDPR. In 2020, the EU-US Privacy Shield Framework was invalidated in the Schrems II case by the Court of Justice of the European Union, which has created significant challenges in using other data transfer mechanisms to transfer personal data from the EEA to other countries. The uncertainty around data transfers and global trends relating to national data localization could present risks with respect to non-compliance, as well as increased costs to comply with complex and evolving requirements.
We are also subject to industry standards, such as the Payment Card Industry Data Security Standard, which requires companies to adopt certain measures to ensure the security of cardholder information. We may also be contractually required to process and secure data in certain manners and to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy, data protection, information security, or consumer protection.
Additionally, our success depends, in part, on our ability to access, collect, and use data relating to Dashers, merchants, consumers, and other individuals. If the use of tracking technologies, such as “cookies,” is further restricted, regulated, or blocked by new laws, regulations, and other practices, the amount or accuracy of Internet user information we collect would decrease, which could harm our business, financial condition, and results of operations. U.S. and foreign jurisdictions have enacted or are considering enacting legislation or regulations that significantly restrict the practice of online tracking. Other regulators are increasingly scrutinizing the use of online tracking tools and compliance with requirements related to the online behavioral advertising ecosystem. Moreover, some providers of consumer devices and web browsers, such as Apple and Google, plan to or have implemented means to make it easier for Internet users to block tracking technologies or to require new permissions from users for certain activities, which could, if widely adopted, significantly reduce the effectiveness of such practices and technologies. As a result, we may have to develop alternative systems to determine our customers’ behavior, customize their online experience, or efficiently market to them.
Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and cybersecurity, it is possible that our interpretations of the law and regulations or our practices and platform could be inconsistent with, be alleged to fail, or fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our vendors, merchants, or Dashers on our platform, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or cybersecurity, or any compromise of security that results in unauthorized access to, or use or release of personal data or other data relating to merchants, consumers, Dashers, or other individuals, or the perception of privacy concerns or that any of the foregoing types of failure or compromise has occurred, could damage our reputation and brand, discourage new and existing merchants, consumers, and Dashers from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations.
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
We primarily rely on a third-party payment processor, Stripe, to process payments made to merchants and Dashers and a small number of third-party payment processors to process payments made by consumers, primarily PayPal and Stripe. Under our commercial agreements with Stripe and PayPal, each of these parties may terminate our relationship with advanced notice. If both Stripe and PayPal terminate their relationship with us or refuse to renew their agreements with us on commercially reasonable terms, we would be required to find alternate payment processors and may not be able to secure similar terms or a suitable replacement in an acceptable time frame. Further, the software and services provided by a replacement for Stripe or PayPal may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions, verify payment information, or make timely payments to merchants and Dashers, any of which could disrupt our business for an extended period of time, make our platform less convenient and attractive to users, result in losses and legal liability to us, and adversely affect our ability to attract and retain qualified merchants, consumers, and Dashers.
If we fail to or are alleged to fail to comply with applicable payment, payment processing, anti-money laundering, and similar regulations as a result of our relationships with our third-party payment processors, we may be subject to claims and litigation, regulatory investigations and proceedings, civil or criminal penalties, fines, or higher transaction fees and may lose the ability to accept online payments or other payment card transactions, which could make our platform less convenient and attractive to consumers. We also rely on data provided by Stripe and other payment service provider partners for financial statement reporting, and there could be inaccuracies and other errors in such data. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected. Additionally, our primary third-party payment processor requires us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing certain services to some users, be costly to implement, or difficult to follow. If we fail to comply with these rules or regulations, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments, and our business, financial condition, and results of operations could be adversely affected. We have also agreed to reimburse our third-party payment processor for any reversals, chargebacks, and fines they are assessed by payment card networks if we violate these rules. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
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
Where permitted under applicable law, we rely on third-party background check providers to provide the criminal and/or driving records of potential Dashers and, in some cases, existing Dashers to help identify those that are not qualified to use our platform pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. In certain jurisdictions, including the United States, we rely on a single third-party background check provider. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential Dashers, and as a result, our platform may be less attractive to potential Dashers and we may have difficulty finding enough Dashers to meet consumer demand. Further, if the background checks conducted by our third-party background check providers are inaccurate or do not otherwise meet our expectations, unqualified Dashers may be permitted to make deliveries on our platform, and as a result, we may be unable to adequately protect or provide a safe environment for our merchants and consumers and qualified Dashers may be inadvertently excluded from our platform. As a result of inaccurate background checks, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, if a Dasher engages in criminal activity after the third-party background check has been conducted, we may not be informed of such criminal activity and this Dasher may be permitted to continue making deliveries on our platform.

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
We have integrations with PayPal, Stripe, Twilio, Olo, Google Maps, AWS, and a variety of other vendors. Third-party applications, products, and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. In addition, some of our competitors or merchants on our platform may take actions that disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to, and the terms on which we, operate and distribute our platform. As our platform evolves, we expect the types and levels of competition we face to increase. Should any of our competitors or merchants on our platform modify their technologies, standards, or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to our competitors’ products or services, our platform, business, financial condition, and results of operations could be adversely affected.

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
Our success depends in part on our ability to attract consumers through unpaid Internet search results on search engines like Google. The number of consumers we attract to our platform from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, a search engine may change its ranking algorithms, terms of service, methodologies, or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective consumers. Any reduction in the number of consumers directed to our platform could adversely affect our business, financial condition, and results of operations.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of September 30, 2022, no amounts were drawn from the revolving credit facility.
Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of September 30, 2022, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of Consumer Engineering, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 61% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to the IPO and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of September 30, 2022, our Co-Founders would collectively hold 73% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our amended and restated bylaws also provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended (the "Securities Act"). Nothing in our amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
July 1 - 31	4,365	$71.79	4,365	$87
August 1 - 31	1,203	$72.13	1,203	$—
September 1 - 30	—	$—	—	$—
Total	5,568		5,568

(1)In May 2022, our board of directors authorized the repurchase of up to $400 million of our Class A common stock (the "2022 Repurchase Program"). In connection with the 2022 Repurchase Program, we entered into a Rule 10b5-1 plan to facilitate repurchases of our Class A common stock in open market transactions under the authorization. The 2022 Repurchase Program was completed as of August 8, 2022 with the entire $400 million in repurchases being completed. Please refer to Note 9 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(2)Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant	10-K	001-39759	3.1	March 5, 2021
3.2	Amended and Restated Bylaws of the registrant	8-K	001-39759	3.1	August 5, 2021
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

32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL
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

DOORDASH, INC.

Date: November 4, 2022	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2022	By:	/s/ Prabir Adarkar
Prabir Adarkar
Chief Financial Officer
(Principal Financial Officer)