Form 10-K
period 2022-12-31
DoorDash, Inc.
filed 2023-02-27
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of its most recently completed second fiscal quarter, was $20.6 billion based on the closing price of the registrant’s Class A common stock as reported by the New York Stock Exchange on that date.
The registrant had outstanding 363,912,749 shares of Class A common stock, 28,162,940 shares of Class B common stock, and no shares of Class C common stock as of February 15, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

Auditor name:	KPMG LLP	Auditor Location:	San Francisco, California	Auditor Firm ID:	185

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
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
•our ability to successfully integrate and realize the benefits of acquisitions, strategic partnerships, joint ventures, and investments, including our acquisition of Wolt Enterprises Oy ("Wolt");
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

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
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
Unless the context requires otherwise, we are referring to DoorDash, Inc. together with its subsidiaries when we use the terms "DoorDash," the "Company," "we," "our," or "us."

Part I
Item 1. Business
OUR BUSINESS
Our mission is to grow and empower local economies. We aim to achieve this by providing logistics, technology, and other services that enable local businesses to address consumers’ expectations of ease and immediacy.
Our primary offerings include the DoorDash Marketplace, which operates in four countries including the United States, the Wolt Marketplace, which operates in 23 countries, and Platform Services. We built the DoorDash and Wolt Marketplaces (our "Marketplaces") to serve the needs of three key constituents: merchants, consumers, and the independent contractors who use our platform to generate earnings, or "Dashers1." Our Marketplaces enable merchants to establish an online presence and expand their reach by connecting them with millions of consumers. Merchants can fulfill this demand through delivery, generally facilitated by our local logistics platform, or in-person pickup by consumers. As part of our Marketplaces, we offer merchants a broad array of services that enable them to solve mission-critical challenges such as customer acquisition and demand generation, order fulfillment, merchandising, payment processing, and customer support. We also enable merchants to advertise and promote on our platform in order to acquire new consumers and drive incremental sales.
Our Marketplaces provide a platform for over 32 million monthly active users2 to discover, engage with, and purchase goods from merchants in their community. Our aim is to consistently improve our consumer value proposition by increasing the quantity and variety of merchants that are available on our Marketplaces, while also improving the level of convenience, quality, and service we provide. Our Marketplaces also offer our membership programs, DashPass and Wolt+, which aim to improve affordability and lower transactional friction by reducing the delivery and service fees we charge consumers. As of December 31, 2022, we had over 15 million3 DashPass and Wolt+ members.
In addition to our Marketplaces, which account for the vast majority of our revenue today, we offer several services on our platform ("Platform Services"), primarily consisting of DoorDash Drive and Wolt Drive ("Drive"), which are white-label delivery fulfillment services that enable merchants that have generated consumer demand through their own channels to fulfill this demand using our platform. Platform Services also includes DoorDash Storefront ("Storefront"), which enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or logistics capabilities, and Bbot ("Bbot"), which offers merchants digital ordering and payment solutions for their in-store and online channels.
For Dashers, our Marketplaces and Platform Services provide opportunities for those looking for accessible and flexible ways to earn and achieve their goals. Dashers choose when and where to dash, as well as how frequently and for how long to dash each time they choose to do so.
We believe our business benefits only when we provide attractive services for each of our three key constituents: merchants, consumers, and Dashers. Consequently, in order to grow our business, we intend to provide merchants with a growing suite of services that help them build and grow their businesses; consumers with a broad selection of merchants and products to choose from, consistent and high-quality experiences, and affordability that drives increased adoption; and Dashers with an attractive combination of accessibility, flexibility, choice, and earning opportunity that competes effectively for their time.
COMPETITION
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. We compete for our constituencies on the following criteria:
•Merchants. We compete for merchants based on our ability to generate consumer demand and the quality of our business enablement and demand fulfillment services. We believe that we are positioned favorably based on the
1 Dashers that use our DoorDash Marketplace and Wolt Marketplace are referred to as "DoorDash Dashers" and "Wolt courier partners," respectively, in this Annual Report on Form 10-K.
2 Based on the number of individual consumer accounts that have completed an order on our Marketplaces in the past month, measured as of December 31, 2022.
3 Excluding Wolt+ members, DashPass members were also over 15 million as of December 31, 2022.

scale of our consumer base, the breadth of our demand fulfillment capabilities, and our broad array of services that enable merchants to solve mission-critical challenges.
•Consumers. We compete for consumers based on a number of factors, including the selection of merchants and products available, the quality of the ordering, fulfillment and service experience, and affordability. We believe that we are positioned favorably based on the combination of merchant selection, experience, and value we provide.
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
Local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. Globally, we compete with other local food delivery logistics platforms including Uber Eats, Just Eat Takeaway (including Grubhub, which it acquired in June 2021), and Delivery Hero, merchants that have their own online ordering platforms, online ordering systems, other merchants which own and operate their own delivery fleets, grocers and grocery delivery services, convenience and convenience store delivery services, and companies that provide point of sale solutions and merchant delivery services. We also compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers as well as advertising that merchants place in local publications to attract consumers. With Drive, and as we continue to expand into other industry verticals beyond food, we expect to compete with large Internet companies with substantial resources, users, and market and brand power. As we continue to expand our presence internationally, we will also face competition from local incumbents in these markets.
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
HUMAN CAPITAL
Employees
As of December 31, 2022, we had over 16,800 employees worldwide. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
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
Dashers
We are committed to make dashing an earnings opportunity that is accessible, flexible, and supportive of social progress. In 2022, well over 6 million people dashed4, earning a total of over $13 billion.
We believe access and choice are empowering. Our goal with dashing is to provide as many people as we can with an opportunity to earn incremental income in a way that fits their lives. Since Dashers are independent contractors, we must compete for their time and effort with every order. We compete against other earning opportunities as well as alternative uses of time like doing errands or leisure. Because of this competition, we must make dashing attractive, worthwhile, and incremental to other choices available. Specifically, we strive to make dashing positive based on:
•Accessibility: We believe the barriers-to-entry in dashing are very low. Where permitted by applicable law, prospective Dashers must pass a background check and, in most geographies, have access to a bike, scooter, or
4 Based on the number of Dasher accounts that have delivered an order through our platform in the past year, measured as of December 31, 2022.

car. People who qualify to become Dashers are often eligible to begin generating income within a day of signing up. We know of no other earning opportunity that provides superior accessibility to dashing.
•Flexibility: Once Dashers qualify, they choose whether to dash, where to dash, when to dash, how long to dash for, and how frequently to dash. This allows Dashers to scale their effort to their earning needs. It also allows Dashers to generate earnings around other commitments in their lives, which often include full or part-time jobs, school, parenting, or commitments to care for family or friends.
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
Our Commitment to Diversity and Inclusion
At DoorDash, we are committed to growing and empowering inclusive communities in our company, our industry, and the geographies we serve. We believe that a diverse and inclusive workforce is critical to helping us attract and retain the talent necessary to grow our business. We also believe we will be a more successful company if we amplify the voices of those who have not always been heard, and when everyone has “room at the table” and the tools, resources, and opportunities to succeed.
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
Employee Resource Groups
We support employee-led employee resource groups ("ERGs"), which foster a diverse and inclusive workplace. We currently have eight ERGs: Black@DoorDash, Unidos@DoorDash, Women@DoorDash, Pride@DoorDash (LGBTQIA+), AAPI@DoorDash (Asians, Asian Americans and Pacific Islanders), Veterans@DoorDash, Indigenous@DoorDash, and Parents@DoorDash, all of which are open to people of all backgrounds.
Mitigating Bias Mandatory Training
During our talent review cycles, we provide custom-designed training to all people managers, focused on educating leaders on unconscious bias, upskilling leaders on mitigation tactics, and creating accountability through a scaled Bias Busters Program to ensure every room has a voice dedicating to mitigating bias. A self-guided online training is mandatory for people managers of all levels, and a live, instructor-led training course with practical application exercises is mandatory for more senior leaders.
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

We have invested in a patent program to identify and protect a substantial portion of our strategic intellectual property in logistics, selection optimization, and other technologies relevant to our business. As of December 31, 2022, we had 206 issued U.S. patents, 6 patents issued in foreign jurisdictions, 57 U.S. patent applications pending, and 19 patent applications pending in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we determine appropriate and cost-effective. As of December 31, 2022, we held 44 registered trademarks in the United States and 122 registered trademarks in foreign jurisdictions. We also have common law rights in some trademarks and numerous pending trademark applications in the United States and foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.doordash.com and other variations.
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
GOVERNMENT REGULATION
We are subject to a wide variety of laws and regulations in the United States and other jurisdictions. These laws, regulations, and standards govern issues such as worker classification, labor and employment, commissions and fees, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, environmental protection, personal injury, text messaging, membership services, intellectual property, consumer protection and warnings, marketing, taxation, privacy, data protection, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application and website accessibility, money transmittal, and background checks. The sale and delivery of goods through our platform is also subject to laws, regulations, and standards that govern food safety, alcohol, tobacco, cannabidiol (CBD), pharmaceuticals and controlled substances, hazardous substances, and the interstate and intrastate transport of goods. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, national, state, and local administrative agencies.
See the sections titled “Risk Factors,” including the sections titled “—If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, our business, financial condition, and results of operations would be adversely affected,” “—Our business is subject to a variety of laws and regulations globally, including those related to worker classification, Dasher pay, and merchant pricing and commissions, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations and subject us to legal claims,” and “—We primarily rely on a third-party payment processor to process payments made to merchants and Dashers and a small number of third-party payment processors to process payments made by consumers, and if we cannot manage our relationship with such third parties and other payment-related risks, our business, financial condition, and results of operations could be adversely affected,” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
CORPORATE INFORMATION
We were incorporated in 2013 as Palo Alto Delivery Inc., a Delaware corporation. In 2015, we changed our name to DoorDash, Inc. Our principal executive offices are located at 303 2nd Street, South Tower, 8th Floor, San Francisco, California 94107, and our telephone number is (650) 487-3970. Our Class A common stock is listed on the New York Stock Exchange under the symbol “DASH.”
AVAILABLE INFORMATION
Our website is located at www.doordash.com, and our investor relations website is located at ir.doordash.com. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended

(the "Exchange Act"), are available free of charge on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the U.S. Securities and Exchange Commission (the "SEC"). The SEC also maintains a website that contains our SEC filings at www.sec.gov.
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
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve, maintain, or increase profitability in the future;
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
•We rely on merchants on our platform for many aspects of our business, and to the extent they fail to maintain their service levels or increase the prices they charge consumers on our platform, our business would be adversely affected;
•We expect a number of factors to cause our results of operations to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance;
•Systems failures and resulting interruptions in the availability of our websites, mobile applications, or platform could adversely affect our business, financial condition, and results of operations;
•If we are unable to make acquisitions and investments, or successfully integrate acquisitions into our business, including in the case of our acquisition of Wolt, our business, financial condition, and results of operations could be adversely affected;
•Our international operations and any future international expansion will subject us to additional costs and risks and our plans may not be successful;
•If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, our business, financial condition, and results of operations would be adversely affected;
•We are subject to various claims, lawsuits, investigations, and proceedings, and face potential liability, expenses, and harm to our business as a result;
•Our business is subject to a variety of laws and regulations globally, including those related to worker classification, Dasher pay, and merchant pricing and commissions, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations and subject us to legal claims;
•The multi-class structure of our common stock and the voting agreement and irrevocable proxy (the "Voting Agreement"), between Tony Xu, Andy Fang, and Stanley Tang (the "Co-Founders"), has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval; and
•The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
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
•develop and maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment and integration of new features, services, and technologies;
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
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve, maintain, or increase profitability in the future.
We have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to achieve profitability, or maintain or increase profitability in the future. We incurred a net loss of $468 million and $1,365 million in 2021 and 2022, respectively, and, as of December 31, 2021 and 2022, we had an accumulated deficit of $2.1 billion and $3.8 billion. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, expanding into new markets and categories, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increased expenses in future periods. As of December 31, 2022, we had $2.8 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs.
If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve, maintain, or increase profitability.
We may not continue to grow on pace with historical rates.
We have grown rapidly over the last several years, and therefore our past revenue growth rate, growth in demand for our offerings, and financial performance should not necessarily be considered indicative of our future performance. During the peak of the COVID-19 pandemic in 2020 and 2021, we experienced a significant increase in revenue, Total Orders, and Marketplace GOV. In 2020 and 2021, our revenue was $2.9 billion and $4.9 billion, respectively, representing a 69% year-over-year growth rate. In 2021 and 2022, our revenue was $4.9 billion and $6.6 billion, respectively, representing a 35% year-over-year growth rate. The circumstances that accelerated the growth of our business during the peak of the COVID-19 pandemic are not likely to recur, and we expect growth in consumer demand and our revenue, Total Orders, and Marketplace GOV growth rates to continue to decline in future periods compared to growth rates in 2020 and 2021. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods.
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
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. In particular, local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. Globally, we compete with other local on-demand delivery companies, such as Uber Eats, Just Eat Takeaway (including Grubhub, which it acquired in June 2021), and Delivery Hero, merchants that have their own online ordering platforms, online ordering systems, merchants that own and operate their own delivery fleets, grocers and grocery delivery services, convenience stores and convenience store delivery services, and companies that provide point of sale solutions and merchant delivery services. As we continue to expand to verticals beyond food, we may compete with large Internet companies with substantial resources, users, and market and brand power. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers as well as advertising that merchants place in local publications to attract consumers. Further, as we continue to expand our presence internationally, we will also face competition from local incumbents in these markets.
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
Many of our competitors are well capitalized and offer discounted services, lower merchant commission rates and consumer fees, greater incentives for independent contractors who provide delivery services, consumer discounts and promotions, innovative platforms and offerings, and alternative pay models, any of which may be more attractive than those that we offer. Such competitive pressures may lead us to maintain or lower our commission rates and fees or maintain or increase our incentives, discounts, and promotions to remain competitive, particularly in markets where we are not in a leading position. Such efforts have negatively affected, and will continue to negatively affect, our financial performance, and there is no guarantee that such efforts will be successful. Further, the markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to continue to lower their prices and fees, or increase the incentives, discounts, and promotions they offer, and compete more effectively against us. Local on-demand delivery services for food and the other verticals in which we compete are nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to achieve, maintain or increase profitability. Further, merchants could determine that it is more cost effective to develop their own platforms to offer online pickup and delivery rather than use our platform.
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
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures and to increase use of our platform by existing Dashers. Dashers have the ability to decline orders or stop using our platform entirely at any time and we do not have any exclusivity provisions with Dashers. Accordingly, if we do not continue to provide Dashers with flexibility on our platform and compelling opportunities to earn income, we may fail to attract new Dashers or retain existing Dashers or increase their use of our platform, or we may experience complaints, negative publicity, or work stoppages that could adversely affect our users and our business. Relatedly, If merchants and consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. To attract and retain Dashers, we have, among other things, invested in making the use of our Dasher applications, and dashing, as frictionless as possible, created new ways for Dashers to earn and get paid, offered monetary incentives and perquisites, including credits to be used for orders on our platform, tips and assistance using the Dasher applications, and access to programs that provide cashback rewards on certain purchases, including gasoline. We also frequently test Dasher incentives with subsets of existing Dashers and potential Dashers, and these incentives could fail to attract and retain Dashers or fail to increase use of our platform by existing Dashers or could have other unintended adverse consequences, including negative press, adverse reactions from existing and potential Dashers, and harm to our brand and reputation. Changes in certain laws and regulations, including immigration and labor and employment laws, may result in a decrease in the pool of Dashers, which may result in increased competition for Dashers or higher costs of recruitment and engagement. Other factors outside of our control, such as increases in the price of gasoline, vehicles, or insurance, may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. If we fail to attract Dashers, retain existing Dashers on favorable terms, or maintain or increase the use of our platform by existing Dashers, we may not be able to meet the demand of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.
We rely on merchants on our platform for many aspects of our business, and to the extent they fail to maintain their service levels or increase the prices they charge consumers on our platform, our business would be adversely affected.
We rely on merchants on our platform to provide quality goods to our consumers at expected price points. If these merchants experience difficulty servicing consumer demand, producing quality goods at affordable prices, meeting our requirements and standards, experience problems with their point-of-sale or other technologies, or choose to raise the prices of their goods on our platform for any other reason, our reputation and brand could be damaged. Further, an increase in merchant operating costs, or other deterioration in financial condition, whether due to inflation or otherwise, could cause merchants on our platform to raise prices, renegotiate commission rates, or cease operations, which could in turn adversely affect our revenue, operational costs, and efficiency. If merchants on our platform were to cease operations, temporarily or permanently, we may not be able to provide consumers with sufficient merchant selection, which we expect would reduce the number of consumers on our platform. Additionally, some items on our platform are listed at higher prices relative to their in-store prices. This practice can negatively affect consumer perception of our platform and could result in a decline in consumers or order volume, or both, which would adversely affect our financial condition and results of operations.
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
•our business mix between our Marketplaces and Platform Services;
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
•the contribution to our overall business of our advertising products and services, including the effect that market conditions may have on our ability to sell these products and services;
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
It is critical to our success that merchants, consumers, and Dashers be able to access our platform at all times. Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. It may become increasingly difficult and expensive to maintain and improve the performance of our systems and the availability of our platform, especially during peak usage times, as our operations grow and the usage of our platform increases. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.
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

If we are unable to make acquisitions and investments, or successfully integrate acquisitions into our business, including in the case of our acquisition of Wolt, our business, financial condition, and results of operations could be adversely affected.
As part of our business strategy, we will continue to consider a wide array of strategic transactions, including acquisitions of, and investments in, businesses, technologies, intellectual property, services, and other assets and arrangements that complement our business. For example, on May 31, 2022, we completed the acquisition of Wolt. We have previously acquired and invested in, and continue to evaluate, targets that operate in relatively nascent markets and there is no assurance that such acquired businesses, or any investment or strategic transaction that we enter into, will be successfully integrated into our business, generate revenue, or achieve any expected benefits on a timely basis or at all.
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
•currency, regulatory, and compliance risks associated with foreign jurisdictions and entry into new markets;
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
In particular, the ongoing integration of Wolt into our business poses heightened risks, including write-offs or restructuring charges, unanticipated costs, regulatory and compliance risk associated with operating in a number of new jurisdictions, operational difficulties, and the loss of key employees. There can be no assurance that the integration will be accomplished effectively or in a timely manner. In addition, the integration of Wolt will subject us to liabilities that may exist at Wolt or may arise in connection with the completion of the acquisition, some of which may be unknown. Although we and our advisers have conducted due diligence on the operations of Wolt and we have certain rights of indemnification, including an escrow of acquisition consideration to secure certain obligations of Wolt's securityholders, there can be no guarantee that we are aware of all liabilities of Wolt or that the amounts in escrow will be sufficient. Further, the escrow consists of shares and therefore, even if we are able to recover from the escrow, we will need to use our cash and resources to pay for the liabilities and damages. These liabilities, and any additional risks and uncertainties related to the acquisition not currently known to us or that we may currently deem immaterial or unlikely to occur, could negatively impact our business, financial condition and results of operations, including our profitability.
We have made and may continue to make strategic investments as part of our business strategy. For example, in October 2021, we closed a $395 million investment in preferred shares of a private grocery delivery platform company based in Europe. Strategic investments inherently involve less control over business operations of the investee, thereby potentially increasing the financial, legal, operational, regulatory, and/or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Business decisions or other actions or omissions of the partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to sell or transfer, or realize value from our investments may be limited by applicable securities laws and regulations. Entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. We can provide no assurance that our strategic investments will generate returns for our business, or that we will not lose our initial investment in whole or in part. For example, during the quarter ended December 31, 2022, in the course of evaluating our investments, we determined impairment indicators existed for a previously disclosed investment in a grocery delivery platform company. Following a valuation of this investment, we incurred an impairment of $312 million associated with our non-marketable equity securities.
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
We have significant international operations, and we expect to continue to make significant investments in non-U.S. markets as part of our growth strategy. We launched our platform in Canada in 2015, Australia in 2019, Japan and Germany in 2021, and New Zealand in 2022. We continued our expansion in Europe and Asia through our acquisition of Wolt in 2022, which brings the number of countries that we operate in outside the United States to 26. Our operations outside of the United States require significant operating expenses and management attention in order to oversee operations over broad geographic areas with varying regulations, cultural norms, and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. Our current international operations and our plans for investment in non-U.S. markets subject us to a number of risks and we may not be successful in our international operations for a variety of reasons, including:
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
•difficulty localizing, or an inability to localize, services for merchants, Dashers, and consumers in non-U.S. markets;
•complying with varying laws and regulatory standards across jurisdictions, including with respect to labor and employment, data privacy, data protection, tax, export control and sanctions, public health, payment processing, transactions, and local regulatory restrictions;
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
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may subject our business to broader economic, political, and other international risks, including economic volatility, security risks, and geopolitical conflicts, and may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions such as U.S. Office of Foreign Assets Control sanctions and similar European Union ("EU") sanctions. For example, the civil unrest in Kazakhstan required Wolt to temporally suspend its business operations in the country due to safety and security concerns, as well as the unavailability of, and significant disruptions to, Internet service. While we have been able to resume business operations in Kazakhstan, such events may occur in the future in other countries or regions leading to similar disruptions. In addition, Wolt's operations in markets that are in close proximity to Russia increases the difficulty in complying with trade and economic sanction regimes related to business with Russia.

Our pricing methodologies are impacted by a number of factors and ultimately may not be successful in attracting and retaining merchants, consumers, and Dashers. Price controls on local commerce platforms will have an adverse impact on our results of operations.
Demand for our platform is highly sensitive to a range of factors, including the price of the goods delivered, the amount of compensation and gratuities required to attract and retain Dashers, incentives paid to Dashers, and the fees and commissions we charge merchants and consumers. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. For example, fees and commissions charged by local commerce platforms have been under increased scrutiny and are expected to continue to be subject to political and public debate in the jurisdictions in which we and our subsidiaries operate. Many jurisdictions in which we have operations have price control measures in effect on local commerce platforms and we expect other such measures may be enacted in the future. These price controls have caused, and may in the future cause, us to increase the fees we charge to consumers. To the extent that price control measures lead to an increase in the fees we charge to consumers, consumer demand for our services could be reduced, which would further harm our business and results of operations. Our risks related to price controls are described in more detail under “—Our business is subject to a variety of laws and regulations globally, including those related to worker classification, Dasher pay, and merchant pricing and commissions, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations and subject us to legal claims.”
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
We face certain risks associated with our pay models for Dashers.
Our pay models for Dashers in the United States, particularly with respect to tips for Dashers, has previously led, and may continue to lead, to negative publicity, lawsuits, arbitration demands, and government inquiries. For example, under a former pay model for Dashers in the United States, we would increase the amount paid to Dashers on a delivery in cases when a consumer left little or no tip. Although this “boost” pay was intended to help Dashers by making every delivery economically worthwhile, it also had the unintended effect of causing some people to be under the misimpression that not all tips were being received by Dashers. Government authorities have brought claims against us related to our former DoorDash Dasher pay model and may bring similar claims in the future. For example, on November 19, 2019, the District of Columbia filed an action in the Superior Court of the District of Columbia alleging violations of the District of Columbia’s Consumer Protection Procedures Act with respect to our former DoorDash Dasher pay model and on November 30, 2020, the court entered a consent order and judgment to resolve the litigation. We could face similar claims related to our former DoorDash Dasher pay model from other government authorities in the future.
We have also launched, and may in the future launch, changes to the rates and fee structure for Dashers that utilize our platform, which may not ultimately be successful in attracting and retaining Dashers and may result in negative publicity. For example, we increased the amount we pay to DoorDash Dashers per order when we changed our pay model in September 2019, but this pay model also causes less consistency in earnings across deliveries in some cases. Further, this pay model has resulted in, and in the future may result in, negative publicity related to perceptions of its complexity, inconsistency in earnings for Dashers, and lack of flexibility in the ways consumers can leave tips, and as a result, we may not be successful in attracting and retaining merchants, consumers, and Dashers. In the future, based on a variety of factors, including legal and regulatory changes and expansion into new categories and geographies, we may change our Dasher pay models again. Our current Dasher pay models, and any future changes to our pay models or our ability to cost-effectively acquire and retain Dashers, could result in an increase to the fees we charge to consumers, which in turn could affect our ability to attract and retain consumers, and could adversely affect our business, financial condition, and results of operations.
Further, while we maintain that Dashers that utilize our platform are independent contractors, there is a risk that Dashers may be reclassified as employees under U.S. federal or state law or laws of other jurisdictions in which we operate. As discussed further elsewhere in this Annual Report on Form 10-K, we have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification in the United States, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex Operations West, Inc. v. Superior Court (“Dynamex”), including an action brought by the San Francisco District Attorney in June 2020. Certain risks related to reclassification of Dashers that use our platform are described in more detail under “—If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, our business, financial condition, and results of operations would be adversely affected.” A reclassification of Dashers as employees could require us to revise our pricing methodologies and Dasher pay models to account for such a change to Dasher classification, and to make other substantive internal adjustments to account for any transition of a subset of Dashers to employment positions, which would have an adverse impact on our business, financial condition, and results of operations.
If we fail to manage our growth effectively, our brand, business, financial condition, and results of operations could be adversely affected.
Since 2013, we have experienced rapid growth in our employee headcount, the number of users on our platform, our geographic reach, and our operations, and we expect to continue to experience growth in the future. We have experienced rapid employee headcount growth at our San Francisco headquarters, in a number of our offices across the United States, internationally, and with employees working remotely globally. We have also expanded our presence, both in employee headcount and operationally, in Europe and Asia through our acquisition of Wolt. This growth has placed, and may continue to place, substantial demands on management and our operational and financial infrastructure.
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
Growth of our business will depend on a strong reputation and brand, and any failure to maintain, protect, and enhance our brand would hurt our ability to retain or expand our base of merchants, consumers, and Dashers and our ability to increase their level of engagement.
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
Outbreaks of contagious diseases, viruses or pandemics, such as the COVID-19 pandemic, could disrupt our business, financial condition, and results of operations.
Outbreaks of contagious diseases, viruses, or pandemics, such as the COVID-19 pandemic, and related mitigation efforts have disrupted, and may in the future disrupt, our business. The extent of the impact of the COVID-19 pandemic, or any future pandemic or outbreak of disease, on our business will depend on factors that are highly uncertain and cannot be predicted, such as the availability of effective vaccines, regulatory actions impacting merchant operations, consumer and merchant pricing, Dasher pay, and our product offerings, and changes to consumer behavior or spending patterns.
We may also be adversely affected as a result of the impact that the COVID-19 pandemic or any other future outbreak of disease could have on our third-party providers and merchants. Merchants may experience temporary closures of their businesses, supply chain delays, labor shortages, and the unavailability of certain products, which could cause merchants to limit their operating hours or cease operations entirely, impact the selection available on our platform, and disrupt our ability to operate. To the extent the ongoing COVID-19 pandemic or a similar public health threat has an impact on our business, it is likely to also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Unfavorable media coverage could harm our business, financial condition, and results of operations.
We are the subject of media coverage from time to time. Unfavorable publicity regarding our business model, Dasher pay models, user support, technology, platform policies, platform changes, platform quality, delivery issues, privacy or security practices, management team, compliance with laws and regulations, or the health and safety of Dashers, employee couriers, merchants, and consumers using our platform could adversely affect our reputation. Such negative publicity could also harm the size of our network and the engagement and loyalty of merchants, consumers, and Dashers that utilize our platform, which could adversely affect our business, financial condition, and results of operations. For example, we have previously received negative media coverage related to the manner in which Dashers were compensated, in particular with respect to gratuities, concerns related to food tampering and general food safety and quality, and concerns regarding the safety of Dashers, consumers, and merchants using our platform, which has adversely affected our reputation and brand. As our platform continues to scale and public awareness of our brand increases, any future issues that draw media coverage could have an amplified negative effect on our reputation and brand. In addition, negative publicity related to key brands, influencers, or other third parties that we have partnered with or may partner with in the future may damage our reputation, even if the publicity is not directly related to us. Any negative publicity that we may receive could diminish confidence in, and the use of, our platform, which could adversely affect our business.

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
Our business involves the collection, storage, processing, and transmission of personal data and other sensitive and proprietary data of our merchants, consumers, and Dashers. Additionally, we maintain sensitive and proprietary data relating to our business, including our own proprietary data and personal data relating to our employees. Cybersecurity incidents are increasing in severity and sophistication and can originate with external actors or with our employees and contractors, whether acting maliciously or by inadvertently providing access to an external party or having their credentials compromised by an external party. Further, due to the current geopolitical environment, there is heightened risk of cybersecurity incidents sponsored by state actors, which could target businesses. These incidents can originate on our vendors’ systems, which can be leveraged to access our websites, platforms, and data, including personal data. We and our vendors have previously experienced these types of breaches and other incidents. For example, in August 2022, we reported an incident affecting one of our vendors that resulted in unauthorized access to personal data of certain consumers and Dashers. In addition, in December 2021, we investigated and patched Log4j vulnerabilities that, if exploited, could have allowed for unauthorized remote code execution in our systems. We have undertaken steps to enhance our data security and governance program, which include adding security layers around data, improving access controls, hiring additional personnel with data security experience, and using outside expertise to identify and repel threats. We cannot assure you that all potential causes of these incidents have been identified and remediated or will not lead to recurrence or other incidents.
Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us or our vendors, we and our vendors may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate preventive measures, and we and our vendors may face delays in our detection or remediation of, or other responses to, breaches and other incidents. Unauthorized parties have in the past gained access, and may in the future gain access, to systems used in our business through various means, including gaining unauthorized access to the systems of merchants, consumers, and Dashers that use our platform. In addition, there may be attempts to fraudulently induce our employees, merchants, consumers, Dashers, vendors, or others into disclosing user names, passwords, payment card information, or other sensitive information resulting in the fraudulent transfer of funds to bad actors. With the prevalence of remote work, we may be exposed to increased risks of breaches or incidents via such methods.
Although we have taken measures to protect our systems and the data in our possession, these measures have not fully protected our systems in the past and cannot guarantee security in the future. Our IT and infrastructure may be vulnerable to viruses, social engineering, vulnerabilities, denial of service, credential stuffing, ransomware and other malware, employee error and malfeasance, and other sources of disruption, and unauthorized parties may be able to access data, including personal data and other sensitive and proprietary data, through those systems. Although we have policies restricting the access to the personal data we store, these policies may not be effective in all cases. Any actual or perceived breach or similar incident could interrupt our operations, harm our reputation, brand, and competitive position, result in our platform being unavailable, loss or improper access to, or unavailability of, data, fraudulent transfer of funds, regulatory investigations, proceedings, and significant legal, regulatory, and financial exposure. Any such incidents or any perception that our security measures are inadequate could lead to loss of merchant, consumer, or Dasher confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Further, any cyberattacks or actual or perceived breaches or other incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us.
Any actual or perceived breach or other security incident, impacting any entities with which we share or disclose data (including, for example, our vendors) could have similar effects. Our ability to monitor our vendors’ security measures is limited. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our vendors’ systems have not been breached or that they do not contain exploitable defects, bugs, or vulnerabilities that could result in an incident, breach, or other disruption to, our or our vendors’ systems.
Additionally, defending against claims or litigation based on any breach or incident, regardless of their merit, could be costly and divert management’s attention. While we maintain cyber insurance that may help provide coverage for these types of incidents and resulting claims, we cannot be certain that our insurance coverage will be adequate for liabilities incurred relating to any breach or incident, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of any claim against us that exceeds available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.
The on-demand local commerce category is still in relatively early stages of growth, and if this category does not continue to grow, or grows slower than we expect, our business, financial condition, and results of operations could be adversely affected.
The on-demand local commerce category has grown rapidly since we launched our platform in 2013, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. The markets for certain services we facilitate, in particular convenience, grocery, advertising, and certain other categories, may be in even earlier stages of development than our restaurant category, and it is uncertain whether demand for these services will continue to grow and achieve wide market acceptance, if at all. In addition, through our acquisition of Wolt, we have entered many geographies where the development of the on-demand local commerce category may be at different stages of market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt on-demand local commerce platforms. Changing traditional ordering habits is difficult, and if merchants and consumers do not embrace the transition to on-demand local commerce platforms as we expect, including as a result of concerns regarding safety, affordability, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms or otherwise, or instead adopt alternative solutions that may arise, then the market for our platform may not further develop or may develop slower than we expect, either of which could adversely affect our business, financial condition, and results of operations.
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
We have in the past incurred, and may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card data, referral fraud by both consumers and Dashers, fraud with respect to background checks, fraud by employees or agents relating to payments or credits on our platform, attempted payments by consumers with insufficient funds, exploitation of system bugs or vulnerabilities to circumvent payment requirements, fraud committed by consumers in concert with Dashers, and account takeovers of Dasher accounts by bad actors. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information, or payment information and unauthorized acquisition or use of credit or debit card details, bank account information, and mobile phone numbers. For example, bad actors have created Dasher accounts using other people’s stolen personal identifying information to commit fraud on our platform and for other illicit purposes. Among other things, in the United States, this has caused Form 1099s to be incorrectly sent to individuals who are not performing services as Dashers. We have launched a series of initiatives and product changes to help prevent these practices, but there can be no assurances that our efforts will be successful in fully remediating this or similar issues.

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
Some non-partner merchants may not want to be included on our platform and may request to be removed. There is a risk that non-partner merchants will bring legal claims against us relating to their inclusion on our platform. For example, in 2015, In-N-Out Burger filed a complaint against us claiming unfair competition, among other claims, and sought a permanent injunction to stop us from delivering their food. In addition, measures have been enacted in many U.S. jurisdictions that prohibit, among other things, on-demand local commerce platforms like ours from facilitating deliveries from restaurants without the restaurants’ prior consent. We have adopted internal policies pursuant to which we generally do not add new non-partner restaurants for delivery on our platform in the United States and require the use of disclaimers with existing non-partner restaurants on our platform in the United States to inform consumers that such restaurants are not partnered with us. However, we continue to add non-partner merchants in categories other than restaurants. In the future, we may continue to revise and update our internal policies related to non-partner restaurants and other merchants. To the extent we are required or we choose to remove non-partner merchants for any reason, this may adversely affect our ability to provide a broad selection of merchants on our platform, attract and retain consumers and could directly and adversely affect our business, financial condition, and results of operations.
If we do not continue to innovate and further develop our platform, our platform developments do not perform, or we are not able to keep pace with technological developments, we may not remain competitive and our business and results of operations could suffer.
Our success depends in part on our ability to continue to innovate and further develop our platform. To remain competitive, we must continuously enhance and improve the functionality and features of our platform, including our websites and mobile applications and the suite of merchant services that we offer through our platform. If we fail to expand the suite of merchant services that we offer through our platform, or if we fail to continuously enhance and improve our existing merchant services, our ability to retain and acquire merchants could be adversely affected. To compete effectively, we must also provide a convenient, efficient, and reliable consumer experience on our platform, and we may be unable to effectively address consumer needs or identify emerging consumer trends. If competitors introduce new features, offerings, or technologies, or if new industry standards and practices or consumer trends emerge, our existing technology, services, websites, and mobile applications may become less popular or obsolete. For example, our competitors may develop and commercialize autonomous and drone delivery technologies at scale before we or our partners do. In the event that our competitors bring autonomous or drone delivery to market before we do, or their technology is, or is perceived to be, superior to our or our partners’ technology, they may be able to leverage such technology to compete more effectively with us, which would adversely affect our business, financial condition, and results of operations. Our future success could depend on our ability to invest in, develop, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.
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
We face certain risks with our convenience, grocery, and other retail operations in connection with our self-operated convenience and grocery stores.
We face certain risks in connection with the operation of DashMart and Wolt Market, our first-party owned and self-operated convenience and grocery delivery businesses. To build and expand DashMart and Wolt Market, we have made substantial investments, including in establishing and managing a reliable supply chain for groceries, including the maintenance of a cold chain to ensure food safety and hygiene, establishing supply-related contractual partnerships, inventory management, leasing premises, hiring personnel, and rolling out relevant technologies and processes. We also plan to continue to invest in such businesses in the future. The maintenance and expansion of our DashMart and Wolt Market businesses requires significant investments, and there is no assurance that we will realize any of the anticipated benefits. In locations where we operate DashMart and Wolt Market, we may not be able to generate a sufficient number of orders to make such services viable in certain locations and we may incur significant costs before we can determine the viability of these DashMart and Wolt Market locations. Our self-operated retail locations also expose us to different regulatory requirements and risks than our Marketplaces and Platform Services, in particular with respect to food safety, alcoholic beverage licenses, and zoning restrictions. Our expansion into convenience, grocery, and other retail categories, may also result in the diversion of management’s attention from other business opportunities as well as the diversion of resources from support functions, which could adversely affect our business, financial condition, and results of operations.
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
Our ability to attract and retain merchants, consumers, and Dashers is dependent in part on our ability to provide high-quality support. Merchants, consumers, and Dashers depend on our support organization to resolve any issues relating to our platform. We rely on third parties to provide some support services and our ability to provide effective support is partially dependent on our ability to attract and retain third-party service providers who are not only qualified to support users of our platform but are also well versed in our platform. As we continue to grow our business and improve our offerings, we will face challenges related to providing high-quality support services at scale. Additionally, as we continue to grow our international business and the number of non-U.S. based users on our platform, our support organization will face additional challenges, including those associated with delivering support in languages other than English and in ways consistent with the customs and dominant technologies used in the various geographies in which we operate. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform and business, our financial condition, and results of operations.
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
As our business has grown, including in connection with our acquisition of Wolt, we have increasingly become subject to risks arising from adverse global economic and political conditions, including Russia’s invasion of Ukraine. While our business does not operate in Russia or Ukraine, we have operations in countries that border Russia and Ukraine and are exposed to the economic impacts of that conflict on the region. Russia’s invasion of Ukraine has had, and may continue to have, an adverse impact on macroeconomic conditions in the region and give rise to volatility and instability in a manner that adversely affects our business and merchants, consumers, and Dashers on our platform. Russia’s invasion of Ukraine could also negatively impact consumer confidence and spending globally and in the neighboring countries in which we operate, disrupt supply chains, and drive inflationary cost increases for labor, fuel, materials, food, and services, all of which may negatively impact our business.
We may face difficulties as we expand our operations into new geographic markets and categories in which we have limited or no prior operating experience.
Our capacity for continued growth depends in part on our ability to expand our operations into, and compete effectively in, new geographic markets and categories. It may be difficult for us to understand and accurately predict consumer preferences and purchasing habits in these new geographic markets and categories. In addition, each market and category has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate, the pool of Dashers that are available, and our costs associated with insurance, support, fraud, and onboarding new Dashers. In addition, each market and category is subject to distinct competitive and operational dynamics. These include our ability to offer more attractive services than alternative options and our ability to efficiently attract and retain merchants, consumers, and Dashers, all of which affect our sales, results of operations, and key business metrics. As a result, we may experience fluctuations in our results of operations due to the changing dynamics in the geographic markets and categories in which we operate. If we invest substantial time and resources to expand our operations and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. For more information on risks associated with entry into new markets internationally see the section titled “—Our international operations and any future international expansion will subject us to additional costs and risks and our plans may not be successful.” For more information on risks associated with the entry into new categories see the section titled “—We face certain risks in expanding our convenience, grocery, and other retail operations, especially in connection with our self-operated convenience and grocery stores.”
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
•an increasing share of our workforce working remotely, on hybrid schedules, and spending less time collaborating in offices;
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
Any of the foregoing factors may be further exacerbated as a result of the reduction in workforce that was disclosed in our Current Report on Form 8-K on December 1, 2022. If we are not able to maintain and evolve our culture, our business, financial condition, and results of operations could be adversely affected.

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
We track certain operational metrics, including our merchant, consumer, and Dasher counts, key business and non-GAAP metrics, such as Total Orders, Marketplace GOV, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit (Loss), Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow, and certain other metrics required by regulatory and administrative bodies, such as the monthly active recipients of our services in the EU (as required by Article 24(2) of the Digital Services Act), with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. For example, the accuracy of our operating metrics could be impacted by fraudulent users of our platform, and further, we believe that there are consumers who have multiple accounts, even though this is prohibited in our Terms of Service and we implement measures to detect and prevent this behavior. Consumer usage of multiple accounts may cause us to overstate the number of consumers on our platform. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, investors may lose confidence in our operating metrics and business and we expect that we could be subject to legal claims, including securities class action lawsuits, and our business, reputation, financial condition, and results of operations would be adversely affected.
Our actual losses may exceed our insurance reserves, which could adversely affect our financial condition and results of operations.
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective, and speculative. Additionally, actuarial projections make no provision for the extraordinary future emergence of losses or types of losses not sufficiently represented in the historical data or which are not yet quantifiable. A number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments, judicial developments and unexpected events such as natural or human-made catastrophic disasters or negative publicity. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any related estimable expenses for current and historical periods. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our business, financial condition and results of operations.
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
Risks Related to our Legal and Regulatory Environment
If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, our business, financial condition, and results of operations would be adversely affected.
We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the U.S. federal, state, and municipal levels, as well as in jurisdictions in Europe and Asia, challenging the classification of Dashers that utilize our platform as independent contractors. The tests governing whether a Dasher is an independent contractor or an employee vary by governing law and are typically highly fact intensive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us, as well as the Dashers, merchants, and consumers that use our platform. For example, in October 2022, the U.S Department of Labor released a proposed rule regarding the classification of employees and independent contractors under the federal Fair Labor Standards Act. The proposed rule would implement new interpretative guidance for classification of workers. We maintain that Dashers that utilize our platform are properly classified as independent contractors. However, Dashers may be reclassified as employees, especially in light of the evolving rules and restrictions on worker classification and their potential impact on the local commerce industry. A reclassification of Dashers as employees would adversely affect our business, financial condition, and results of operations, including as a result of:
•monetary exposure arising from, or relating to, failure to withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, statutory and punitive damages, penalties, including related to California Labor Code Private Attorneys General Act (“PAGA”) and government fines;
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
We have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex. We are currently involved in a number of putative class actions and representative actions brought, for example, pursuant to PAGA, and numerous individual claims, including those brought in arbitration or compelled pursuant to the terms of our independent contractor agreements to arbitration, challenging the classification of Dashers that utilize our platform as independent contractors. In addition, in June 2020, the San Francisco District Attorney filed a claim against us in the Superior Court of California, County of San Francisco, alleging that we misclassified California Dashers as independent contractors as opposed to employees. For more details on this action, please see the section titled "Legal Proceedings" above in this Annual Report on Form 10-K.
Some jurisdictions in the United States, Europe, and Asia have modified, or are considering modifying, their standards used to determine worker classification. For example, the California Legislature passed Assembly Bill ("AB 5") and it was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for Proposition 22 (“Proposition 22”) to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, on August 20, 2021, the Alameda County Superior Court in California issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General and other groups and individuals appealed to the California Court of Appeal. To the extent Proposition 22 remains in effect, certain provisions regarding compensation, along with certain other requirements, are applicable to us and Dashers in California. These provisions have increased our costs related to Dashers in California. To offset a portion of these increased costs, in certain circumstances we charge higher fees and commissions, which could result in lower order volumes over time. Depending on whether and how much we choose to increase fees and commissions, these increased costs could also lead to a lower Net Revenue Margin, which we referred to in past SEC filings as Take Rate, defined as revenue expressed as a percentage of Marketplace GOV. The provisions resulting from Proposition 22 that are now applicable to us include, but are not limited to, (i) net earnings (which excludes tips, tolls, and certain other amounts) to Dashers no less than a net earnings floor equal to (A) 120% of the minimum wage for a Dasher’s engaged time and (B) for Dashers using a motor vehicle, $0.30 per engaged mile (which amount shall be adjusted for inflation in future years) and (ii) for Dashers averaging at least 15 hours per week of engaged time during a calendar quarter who subscribe to a qualifying health plan, payments to such Dashers of healthcare subsidies of varying dollar amounts depending on a Dasher’s engaged time per week. As such, Proposition 22 has had, and may continue to have, an adverse impact on our results of operations.
Several other jurisdictions where we operate may be considering adopting legislation, or we may propose or support legislation, ballot initiatives, or other legislative processes, that would pair worker flexibility and independence with new protections and benefits. To the extent other jurisdictions adopt such legislation, or we propose or support legislation, ballot initiatives, or other legislative processes, we would expect our costs related to Dashers in such jurisdictions to increase. We may also experience lower order volumes in such jurisdictions if it becomes necessary to charge higher fees and commissions as a result of such laws, which would adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. For example, certain plaintiffs filed a claim in California Superior Court challenging the constitutionality of Proposition 22, which resulted in the Alameda County Superior Court’s order finding the entirety of Proposition 22 unenforceable. If Dashers are determined to be employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, including as a result of litigation, this could result in increases to our costs related to Dashers, which would likely lead us to increase fees and commissions and may result in lower order volumes, which in turn would have an adverse effect on our business, financial condition, and results of operations.
With the breadth of our geographic scope, the classification of Dashers that utilize our platform as independent contractors may be subject to challenge in other jurisdictions. In particular, through Wolt, we are subject to local regulations and challenges in Europe and Asia to the classification of Wolt courier partners as independent contractors. For example, on November 1, 2021, the Finnish Occupational Safety and Health Administration (through the Division at the Regional State Administrative Agency for Southern Finland) issued a decision which deemed that Wolt courier partners in Finland are in an employment relationship with Wolt, and that Wolt should be mandated to keep statutory records of Wolt courier partners' working hours. We have appealed the decision to the Administrative Court of Hämeenlinna. In addition, other jurisdictions are considering changing the standards used to determine worker classification, which may impact our classification of Dashers using our platform. For example, the EU is considering new criteria for determining worker classification, which could be adopted by member states. Any potential EU-wide legislative reform may adversely affect our ability to operate our current independent contractor model within the EU.
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
We face potential liability, legal expenses, and harm to our business relating to the nature of our business generally, and with the delivery services we facilitate in particular. Specifically, we are subject to claims, lawsuits, arbitration proceedings, government investigations, and other legal, regulatory, and other administrative proceedings, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, marketing and advertising to merchants, consumers, and Dashers, compliance with regulatory requirements, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations, and legal or regulatory proceedings as our business grows and as we deploy new services.
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
In addition, governments are increasingly looking for ways to increase revenue, which has resulted in discussions about tax reform and other legislative action to increase tax revenue, including through indirect taxes and digital services taxes. Such taxes could adversely affect our financial condition and results of operations.
We are subject to indirect taxes, such as payroll, sales, use, value-added, goods and services, and gross receipt taxes in the United States and foreign jurisdictions where we operate, such as Canada, Australia, and several countries in Europe and Asia, and we may face various indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, including tax on the cost of goods sold, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage merchants, consumers, and Dashers from utilizing our offerings, or could otherwise harm our business, financial condition, and results of operations. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes. Additionally, if merchants try to pass along increased additional taxes and raise prices to consumers, order volume may decline. Although we have reserved for potential payments of possible past tax liabilities in our consolidated financial statements, if these liabilities exceed such reserves, our financial condition and results of operations would be harmed.
Under U.S. state tax law, we may be deemed responsible for collecting and remitting sales taxes directly to certain states. Our responsibility for these taxes may be applicable to past sales and to the cost of goods, fees, or other items charged on our platform. A successful assertion that we should be collecting additional sales, use, or other taxes or remitting such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses. These taxes could also increase the cost for consumers using our platform. Any of the foregoing would adversely affect our business, financial condition, and results of operations.
Additionally, one or more states, localities, or other taxing jurisdictions may seek to impose additional reporting, record-keeping, or indirect tax collection obligations on businesses like ours. For example, taxing authorities in the United States and other countries have identified e-commerce platforms as a means to calculate, collect, and remit indirect taxes for transactions taking place over the Internet, and are considering related legislation. After the U.S. Supreme Court decision in South Dakota v. Wayfair Inc., certain states have enacted laws that require tax reporting, collection, or tax remittance on certain online sales. Requiring tax reporting or collection could decrease merchant, consumer, or Dasher activity, which would harm our business. These laws could require us or Dashers to incur substantial costs in order to comply, including costs associated with tax calculation, collection, and remittance and audit requirements, which could make our offerings less attractive and could adversely affect our business, financial condition, and results of operations.
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
We are subject to income taxes in the United States and certain foreign jurisdictions. Our effective tax rate could be adversely affected by changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, and the realization of deferred tax assets. Increases in our effective tax rate would reduce profitability or increase losses. As we expand the scale of our international business activities, any changes in the United States or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
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
Federal, state, local, and foreign governments may amend existing taxation laws or enact new taxation legislation applicable to our business activities, including but not limited to legislation adopting the Pillar One and Pillar Two agreements of the Organisation for Economic Cooperation and Development (“OECD”). These changes in legislation could adversely affect our business, financial condition, and results of operations.
We have been subject to examination, and may be subject to examination in the future, by federal, state, local, and foreign tax authorities on income, employment, sales, and other tax matters. In addition, the application of federal, state, local, and foreign taxation laws to our business is novel and evolving, and new judicial or administrative interpretations of these laws may increase our tax exposure. While we regularly assess the likelihood of adverse outcomes from tax examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority or judicial body would not have an adverse effect on our business, financial condition, and results of operations. Certain risks relating to employment taxes and sales taxes are described in more detail under “—If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, our business, financial condition, and results of operations would be adversely affected” and “—Taxing authorities may successfully assert that we have not properly collected or remitted, or in the future should collect or remit, sales and use, gross receipts, value added, or similar taxes or withholding taxes, and may successfully impose additional obligations on us, and any such assessments, obligations, or inaccuracies could adversely affect our business, financial condition, and results of operations.”
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of December 31, 2022, we had accumulated $2.1 billion and $1.6 billion of U.S. federal and state net operating loss carryforwards ("NOLs"), respectively, available to reduce future taxable income, some of which will begin to expire in 2036 for U.S. federal and 2024 for state tax purposes. It is possible that we will not generate sufficient taxable income in time to use these NOLs before their expiration, or at all. Under Section 382 and Section 383 of the U.S. Internal Revenue Code of

1986, as amended (the "Code"), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes, including R&D credit carryforwards, to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future. Prior to the utilization of NOLs in the future, we will determine whether there are any limitations under Section 382 of the Code. In addition, we have accumulated $692 million of foreign net operating losses, which may be available to reduce future taxable income in the relevant jurisdiction. Some of these foreign NOLs will begin to expire in 2025 and it is possible that we may never realize the benefits of these losses.
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
Our business is subject to a variety of laws and regulations globally, including those related to worker classification, Dasher pay, and merchant pricing and commissions, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations and subject us to legal claims.
The on-demand local commerce industry and our business model are relatively nascent and rapidly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions, including those related to worker classification, Dasher pay, insurance, and merchant pricing and commissions. Laws, regulations, and standards governing issues such as worker classification or our relationship with Dashers more generally (for example, those concerning Dasher pay and insurance requirements), labor and employment, anti-discrimination, food safety, alcoholic beverages and other highly regulated products, online credit card payments, gratuities, merchant pricing and commissions, text messaging, membership products, intellectual property, data retention, privacy, data sharing, data security, consumer protection, background checks, website and mobile application accessibility, and tax and other government-imposed fees are often complex, subject to change, and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between U.S. law and the laws of other countries, U.S. state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. We have been proactively working with national, federal, state, and local governments and regulatory bodies to ensure that our platform is available broadly in the United States and foreign jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which it may become subject.
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
Further, we are subject to regulatory review, proceedings, and audits pursuant to national, federal, state, and local laws regulating the sale and delivery of alcoholic beverages and other highly regulated products, such as products containing Cannabidiol (CBD). These regulations and laws dictate matters such as licensing requirements, advertising restrictions, and consumer age verification. Any governmental litigation, fines, or restrictions on our operations resulting from the enforcement of these existing regulations, any changes to existing regulations or changes to the interpretation or enforcement of existing regulations, or the adoption of any new legislation or regulations could result in penalties or cause us to have to suspend sales and delivery of alcoholic beverages or other highly regulated products in a jurisdiction for a period of time or result in increased production, sales or marketing costs, or changes to our business practices, each of which could have an adverse effect on our brand, reputation, business, financial condition, and results of operations.
As our business grows and evolves and our services are used in a greater number of geographies, particularly following our acquisition of Wolt, we have become subject to a growing array laws and regulations, which increase the complexity and compliance risk inherent in our business. For example, the EU recently enacted various regulations that govern digital services and markets and impose environmental sustainability obligations and disclosure requirements on businesses like ours. In particular, in November 2022, the Digital Services Act entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency. The impact of these new regulations on the overall industry, business models, and our operations is uncertain. We may be required to enhance our disclosures and undertake certain changes to our products, services, fees and commissions structure, and operations as a result of these new requirements. Furthermore, we could be subject to administrative costs, regulatory proceedings, and fines, any of which could have an adverse effect on our business, financial condition, and results of operations.
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
Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors. Regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws, requiring businesses like ours to maintain specific auto insurance coverage, or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. Many jurisdictions in which we operate have price control measures in effect on local commerce platforms and we expect other such measures may be enacted in the future. These price controls have had in the past, and may in the future have, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers. To the extent that price control measures lead to an increase in the fees we charge to consumers, consumer demand for our services could be reduced, which would further harm our business and results of operations. In addition, certain jurisdictions may challenge the way in which we categorize or collect such increased consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing and/or misleading to consumers.
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

We are subject to various U.S. and non-U.S. anti-corruption laws and other anti-bribery and anti-kickback laws and regulations.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad, including EU anti-money laundering directives and related regulations in connection with our operations in Europe. The FCPA and other applicable anti-bribery and anti-corruption laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. These laws may also hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents who are acting on our behalf. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries and our employees, representatives, contractors, and agents, even if we do not explicitly authorize such activities. In addition, we may be subject to liability, including penalties and fines, for any failure to satisfy certain requirements under anti-money laundering laws, such as meeting local “know your customer” and ongoing due diligence standards. For example, in connection with our operations in Europe, we could be liable for penalties of up to 10% of our revenue in a fiscal year in the event that our anti-money laundering compliance measures are found to be insufficient. All of these laws may also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible, and our exposure for violating these laws increases as our international presence expands, including as a result of our acquisition of Wolt, and as we increase sales and operations in foreign jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a drop in our stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.
We may be subject to various regulations relating to payment processing.
The majority of payments by our consumers are made by credit card or debit card or through third-party payment services, which subjects us to certain payment-related regulations. We may in the future offer new payment options to consumers that may be subject to additional regulations and risks. In the United States, money transmitters are regulated by numerous state and local governments and agencies, many of which may define money transmitter differently. If we are found to be a money transmitter under any applicable regulations and we are not in compliance with such regulations, we may be subject to fines or other penalties levied by national, federal, state, or local regulators in one or more jurisdictions. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services. For example, as a result of our operations in Europe, we are subject to the revised EU Payment Services Directive ("PSD II") and related regulations. One of our subsidiaries acts as an intra-group licensed payment service provider for its payment services to merchants in European Economic Area ("EEA") countries and has obtained a payment institution license from the Finnish Financial Supervisory Authority in accordance with PSD II. Should our payment institution license be revoked in the future, or any other enforcement measures be taken by the Finnish Financial Supervisory Authority, such as imposing penalties or forcing us to cease offering certain payment facilities, our operations in Europe would be adversely affected. Furthermore, as we expand into new jurisdictions, the payment-related regulations that we are subject to will expand as well. In addition to fines, penalties for failing to comply with applicable rules and regulations related to payment processing could include criminal and civil proceedings, forfeiture of significant assets, or other enforcement actions. We could also be required to make significant changes to our business practices or compliance programs as a result of regulatory scrutiny, which could interrupt our ability to operate in certain jurisdiction and otherwise adversely effect our business and results of operations.
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
We receive, transmit, and store a large volume of personal data relating to the users on our platform, as well as other personal data relating to individuals such as our employees. Numerous local, municipal, state, federal, national, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data and require the notification of certain security breaches involving personal data. These laws and regulations evolve frequently, and their scope may continually change through new legislation, amendments to existing legislation, or changes in enforcement, and such changes may be inconsistent from one jurisdiction to another. Any changes in these laws or regulations could add further complexity, variation in requirements, restrictions, and legal risk; require additional investment of resources in compliance and data management programs; and result in changes or increased compliance costs in business practices and policies. We have incurred, and may continue to incur, significant expenses in our efforts to comply with current and evolving privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations.
Applicable laws or regulations could force us to disclose our intellectual property and the personal data of our users. For example, the City Council of New York passed a law effective in December 2021 that would require us to provide consumer data, such as names, phone numbers, email addresses, and delivery addresses to restaurant merchants for orders on our platform in New York City, unless a consumer opts out. This could result in consumers receiving unsolicited communications from merchants, which could lead to a negative consumer experience. We have filed a lawsuit challenging this law, and New York City has agreed not to enforce the law against us during the pendency of the litigation. If our lawsuit is not successful, complying with this law could have an adverse effect on our intellectual property or result in harm to our reputation or brand.
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
Accounting principles generally accepted in the United States of America ("GAAP") is subject to interpretation by the Financial Accounting Standards Board (the "FASB"), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported results of operations and could affect the reporting of transactions completed before the announcement of a change. For example, in May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Consumers (Topic 606)” (“ASC 606”), which superseded nearly all existing revenue recognition guidance, and in February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASC 842”), which increases lease transparency and comparability among organizations. It is difficult to predict the impact of future changes to accounting principles or our accounting policies, any of which could negatively affect our reported results of operations.
Risks Related to our Dependence on Third Parties
We rely primarily on third-party insurance policies from a limited number of insurance providers to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition, and results of operations.
We procure third-party insurance policies from a limited number of insurance providers to cover various operations-related risks including auto liability, employment practices liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability, occupational accident liability for Dashers, and general business liabilities. For certain types of operations-related risks or risks related to our new and evolving services, we may not be able to, or may choose not to, acquire insurance. Even if we do acquire insurance for our operations-related risks or risks related to our new and evolving services, we may not obtain enough insurance to adequately mitigate such risks, and we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. If any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make. In addition, if any of our insurance providers terminate their relationship with us or refuse to renew their relationships with us on commercially reasonable terms, we would be required to find alternate insurance providers and may not be able to secure similar terms or a suitable replacement in an acceptable time frame. Further, some of our agreements with merchants require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these merchant agreements and could be subject to additional liabilities as a result.

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
We primarily host our platform and support our operations on data centers provided by Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services, in a limited number of locations. We do not have control over the operations of the AWS facilities that we use. AWS’s facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. We have experienced, and expect that in the future we will continue to experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our platform. Any negative publicity arising from these disruptions could harm our reputation and brand. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our platform, usage of our platform, lead to loss of revenue, increase our costs, and impair our ability to attract new users, any of which could adversely affect our business, financial condition, and results of operations.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of December 31, 2022, there were no revolving loans outstanding and $99 million in aggregate face amount of letters of credit issued under our revolving credit facility.

Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of December 31, 2022, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of Consumer Engineering, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 61% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to our initial public offering ("IPO") and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of December 31, 2022, our Co-Founders would collectively hold 73% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among our Co-Founders and their family members. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date on which the number of shares of our capital stock, including Class A common stock, Class B common stock, and Class C common stock, and any shares of capital stock underlying equity securities or other convertible instruments, held by Mr. Xu and his permitted entities and permitted transferees is less than 35% of the Class B common stock held by Mr. Xu and his permitted entities as of immediately following the completion of our IPO, which we sometimes refer to herein as the "35% Ownership Threshold;" (ii) 12 months after the death or permanent and total disability of Mr. Xu, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Xu and approved by our board of directors (or if there is no such person, then our secretary then in office); (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which Mr. Xu is terminated for cause (as defined in our amended and restated certificate of incorporation); or (iv) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date upon which (A) Mr. Xu is no longer providing services to us as an officer, employee, or consultant and (B) Mr. Xu is no longer a member of our board of directors, either as a result of Mr. Xu’s voluntary resignation or as a result of a request or agreement by Mr. Xu at a meeting of our stockholders for Mr. Xu not to be renominated as a member of our board of directors. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our amended and restated certificate of incorporation occurs as the "Final Conversion Date."
We have no current plans to issue shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law). These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in our Co-Founders, in particular Mr. Xu, holding less than a majority of our total outstanding voting power. Once our Co-Founders own less than a majority of our total outstanding voting power, Mr. Xu would no longer have the unilateral ability to elect all of our directors and to determine the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock would have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the voting control of Mr. Xu. Further, the issuance of such shares of Class C common stock to Mr. Xu would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Xu would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Xu’s control of our voting power and his ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to our Co-Founders and, in that event, they would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing Mr. Xu’s voting control. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the New York Stock Exchange.
Although we do not expect to rely on the “controlled company” exemption under the listing standards of the New York Stock Exchange, we expect to have the right to use such exemption and therefore we could in the future avail ourselves of certain reduced corporate governance requirements.
As a result of our multi-class common stock structure and the Voting Agreement, our Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of December 31, 2022, and Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of the New York Stock Exchange. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of the New York Stock Exchange regarding corporate governance, including:
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
We may not realize the anticipated long-term stockholder value of our share repurchase programs, and any failure to repurchase our Class A common stock after we have announced our intention to do so may negatively impact our stock price.
We have authorized share repurchase programs in the past and may authorize other share repurchase programs in the future. Under existing or any future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions, or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements, such as Delaware surplus and solvency tests, management discretion, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
The existence of these share repurchase programs could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although these programs are intended to enhance long-term stockholder value, there is no assurance they will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of our repurchase programs. Furthermore, there is no guarantee that our stock repurchases in the past or in the future will be able to successfully mitigate the dilutive effect of the equity awards we grant to our employees.
Repurchasing our Class A common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements, and we may fail to realize the anticipated long-term stockholder value of these share repurchase programs.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We are headquartered in San Francisco, California, where we have lease commitments for approximately 240,000 square feet of office facilities. We also lease office, retail, warehouse, and distribution facilities in multiple locations in the United States and internationally. We believe that these facilities are suitable to meet our current needs. We may expand our facilities or add new facilities as we add employees, enter new geographic markets, and expand our retail, warehouse, and distribution facilities. We believe that suitable additional or alternative space will be available as needed to accommodate any such growth.
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
We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States and foreign jurisdictions. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed AB 5, which was signed into law in September 2019 and became effective in January 2020. AB 5 codified the standard in Dynamex regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for Proposition 22 to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, in February 2021, petitioners consisting of a number of individuals and labor groups filed a writ of mandate petitioning the Alameda County Superior Court to compel the State of California not to enforce any provisions of Proposition 22 as unconstitutional. In August 2021, after a merits hearing, the Alameda County Superior Court issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition and individual sponsors of Proposition 22 filed appeals in the California Court of Appeal.
In addition, several other jurisdictions where we operate may be considering adopting legislation, or we may propose or support legislation, ballot initiatives, or other legislative processes, which would pair worker flexibility and independence with new protections and benefits, and we are engaged in ongoing discussions with Dashers, policy makers, and other stakeholders regarding the future of the type of work that Dashers perform. To the extent other jurisdictions adopt such legislation, or we propose or support legislation, ballot initiatives, or other legislative processes, we would expect our costs related to Dashers in such jurisdictions to increase and we could experience lower order volumes in such jurisdictions if we charge higher fees and commissions as a result of such laws, which would adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. Additionally, some jurisdictions are considering implementing standards similar to AB 5 to determine worker classification.
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

Consumer protection and other actions
We have in the past been, are currently, and may in the future be involved in other Legal Proceedings in the ordinary course of business, including class action lawsuits and actions brought by government authorities, alleging violations of consumer protection laws, data protection laws, civil rights laws and other laws. In addition, we have been subject to Legal Proceedings related to representations regarding tips paid to Dashers and our former DoorDash Dasher pay model. We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters.
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
Regulatory and administrative investigations, audits, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models, compliance with consumer protection laws, privacy, data security, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. For more information on the CA EDD's assessment, see Note 10 – "Commitments and Contingencies" included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. Results of investigations, audits, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
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
Holders of Record
As of December 31, 2022, there were 228 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of December 31, 2022, there were 17 holders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Tony Xu, Andy Fang, or Stanley Tang or their affiliates.
As of December 31, 2022, there were no holders of our Class C common stock.
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
Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of DoorDash, Inc. under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the S&P 500 and the S&P 500 IT. An investment of $100 is assumed to have been made in our Class A common stock and in each index on December 9, 2020, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 30, 2022, the last trading day in 2022. The graph uses the closing market price on December 9, 2020 of $189.51 per share as the initial value of our Class A common stock.
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
In addition, the section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.
Overview
DoorDash, Inc. is incorporated in Delaware with headquarters in San Francisco, California. We provide a local commerce platform that enables local businesses to address consumers’ expectations of ease and immediacy and thrive in today’s convenience economy.
We operate a local commerce platform that connects merchants, consumers, and Dashers. Our primary offerings are the DoorDash Marketplace, which operates in four countries including the United States, and the Wolt Marketplace, which operates in 23 countries, most of which are in Europe. Both of our Marketplaces provide a suite of services that enable merchants to establish an online presence, generate demand, seamlessly transact with consumers, and fulfill orders primarily through Dashers. As part of our Marketplaces, we also offer Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Work, which provides merchants on our platform with large group orders and catering orders for businesses and events. The DoorDash Marketplace also includes DashPass and the Wolt Marketplace includes Wolt+. DashPass and Wolt+ are our membership products, which provide members with unlimited access to eligible merchants with zero delivery fees and reduced service fees on eligible orders.
In addition to our Marketplaces, we offer Platform Services, which primarily includes DoorDash Drive and Wolt Drive, which are white-label delivery fulfillment services that enable merchants that have generated consumer demand through their own channels to fulfill this demand using our platform. Platform Services also includes Storefront, which enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or fulfillment capabilities, and Bbot, which offers merchants solutions for their in-store and online channels, including in-store digital ordering and payments.
Initial Public Offering
On December 9, 2020, we completed our IPO in which we issued and sold 33,000,000 shares of Class A common stock at the public offering price of $102 per share. We received net proceeds of $3.3 billion from sales of our shares in the IPO, after deducting underwriting discounts and commissions and offering expenses. For additional information, see Note 1 – "Organization and Description of Business" included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Financial and Operational Metrics
We use the following financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Year Ended December 31,
(in millions, except percentages)	2020	2021	2022

Total Orders	816	1,390	1,736
Total Orders Y/Y growth	210%	70%	25%
Marketplace GOV	$24,664	$41,944	$53,414
Marketplace GOV Y/Y growth	207%	70%	27%
Revenue	$2,886	$4,888	$6,583
Revenue Y/Y growth	226%	69%	35%
Net Revenue Margin	11.7%	11.7%	12.3%
GAAP Gross Profit	$1,421	$2,452	$2,824
GAAP Gross Profit as a % of Marketplace GOV	5.8%	5.8%	5.3%
Contribution Profit(1)	$663	$1,071	$1,567
Contribution Profit as a % of Marketplace GOV	2.7%	2.6%	2.9%
GAAP Net Loss including redeemable non-controlling interests	$(461)	$(468)	$(1,368)
GAAP Net Loss including redeemable non-controlling interests as a % of Marketplace GOV	(1.9)%	(1.1)%	(2.6)%
Adjusted EBITDA(1)	$189	$289	$361
Adjusted EBITDA as a % of Marketplace GOV	0.8%	0.7%	0.7%
Basic shares, options and RSUs outstanding as of period end	381	393	452
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
In 2022, Total Orders increased to 1.7 billion, or 25% growth compared to 2021. The increase in Total Orders was driven primarily by growth in consumers and increased consumer engagement as well as our acquisition of Wolt.

Marketplace GOV. We define Marketplace GOV as the total dollar value of orders completed on our Marketplaces, including taxes, tips5, and any applicable consumer fees, including membership fees related to DashPass and Wolt+. Marketplace orders include orders completed through Pickup and DoorDash for Work. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants, for orders fulfilled through Drive and Storefront.
In 2022, Marketplace GOV increased to $53.4 billion, or 27% growth compared to 2021, driven primarily by organic growth in Total Orders as well as our acquisition of Wolt.
Contribution Profit (Loss). We define Contribution Profit (Loss) as our gross profit (loss) less sales and marketing expense plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing expenses, (iii) allocated overhead included in cost of revenue and sales and marketing expenses, and (iv) inventory write-off related to restructuring. Gross profit (loss) is defined as revenue less (i) cost of revenue, exclusive of depreciation and amortization and (ii) depreciation and amortization related to cost of revenue.
We use Contribution Profit (Loss) to evaluate our operating performance and trends. We believe that Contribution Profit (Loss) is a useful indicator of the economic impact of orders fulfilled through DoorDash as it takes into account the direct expenses associated with generating and fulfilling orders.
In 2022, Contribution Profit improved to $1.6 billion, compared to a Contribution Profit of $1.1 billion in 2021, driven primarily by growth in Marketplace GOV, an increase in Net Revenue Margin, defined as revenue expressed as a percentage of Marketplace GOV, and leverage on sales and marketing expenses, partially offset by an increase in cost of revenue.
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
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) including redeemable non-controlling interests, adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv) impairment expenses, (v) restructuring charges, (vi) inventory write-off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest (income) and expense, (ix) other (income) expense, net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense.
Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business.
In 2022, Adjusted EBITDA increased to $361 million, compared to Adjusted EBITDA of $289 million in 2021, as growth in Contribution Profit was partially offset by organic increases in adjusted research and development expenses and adjusted general and administrative expenses, as well as our acquisition of Wolt.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
In 2022, Free Cash Flow decreased to $21 million, compared to Free Cash Flow of $455 million in 2021, driven primarily by changes in operating assets and liabilities and increases in cash outflows from purchases of property and equipment and capitalized software and website development costs.
Components of Results of Operations
Revenue
We generate a substantial majority of our revenue from orders completed through our Marketplaces and the related commissions charged to partner merchants and fees charged to consumers. Commissions from partner merchants are
5 Dashers receive 100% of tips.

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
We also generate revenue from membership fees paid by consumers for DashPass and Wolt+, which is recognized as part of our Marketplaces revenue. Revenue generated from our DashPass and Wolt+ memberships is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of membership purchased by the consumer.
In addition, we generate revenue from other sources, including from our Platform Services, which primarily consists of our Drive and Storefront offerings. We generate revenue from Drive by collecting per-order fees from merchants to arrange for delivery services that fulfill demand generated through their own channels. Revenue from Drive is recognized at the point in time when the consumer obtains control of the merchant’s products.
Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue primarily consists of (i) order management costs, which include payment processing charges, net of rebates issued from payment processors, costs associated with cancelled orders, insurance expenses, costs related to placing orders with non-partner merchants, and costs related to first party product sales, for which we take control of inventory (ii) platform costs, which include costs for onboarding merchants and Dashers, costs for providing support for consumers, merchants, and Dashers, and technology platform infrastructure costs, and (iii) personnel costs, which include personnel-related compensation expenses related to our local operations, support, and other teams, and allocated overhead. Personnel-related compensation expenses primarily include salary, bonus, benefits, and stock-based compensation expense. Allocated overhead is determined based on an allocation of shared costs, such as facilities (including rent and utilities) and information technology costs, among all departments based on employee headcount.
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

Restructuring Charges
Restructuring charges primarily consist of separation-related payments and other termination benefit costs associated with a reduction in workforce that is discussed in further detail in Note 17 – "Restructuring" included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K, as well as costs associated with other restructuring activities in 2022.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities.
Interest Expense
Interest expense consists of interest costs primarily related to our revolving credit facility and payment-in-kind interest on our Convertible Notes issued in February 2020.
Other Income (Expense), Net
Other income (expense), net primarily consists of adjustments to non-marketable equity securities, including impairment, as well as gains and losses from transactions denominated in a currency other than the functional currency.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes primarily results from losses generated outside the U.S. for which an income tax benefit was recognized, as well as the income tax expense associated with U.S. state and foreign operations.
Results of Operations
The following table summarizes our historical consolidated statements of operations data:

	Year Ended December 31,
(in millions)	2020	2021	2022

Revenue	$2,886	$4,888	$6,583
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,368	2,338	3,588
Sales and marketing	957	1,619	1,682
Research and development	321	430	829
General and administrative	556	797	1,147
Depreciation and amortization(2)	120	156	369
Restructuring charges	—	—	92
Total costs and expenses	3,322	5,340	7,707
Loss from operations	(436)	(452)	(1,124)
Interest income	7	3	32
Interest expense	(32)	(14)	(2)
Other income (expense), net	3	—	(305)
Loss before income taxes	(458)	(463)	(1,399)
Provision for (benefit from) income taxes	3	5	(31)
Net loss including redeemable non-controlling interests	(461)	(468)	(1,368)
Less: net loss attributable to redeemable non-controlling interests, net of tax	—	—	(3)
Net loss attributable to DoorDash, Inc. common stockholders	$(461)	$(468)	$(1,365)

(1)Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
(in millions)	2020	2021	2022

Cost of revenue, exclusive of depreciation and amortization	$31	$46	$102
Sales and marketing	37	52	98
Research and development	171	182	365
General and administrative	83	206	313
Restructuring Charges	—	—	11
Total stock-based compensation expense	$322	$486	$889
(2)Depreciation and amortization related to the following:

	Year Ended December 31,
(in millions)	2020	2021	2022

Cost of revenue	$97	$98	$171
Sales and marketing	14	20	81
Research and development	6	30	104
General and administrative	3	8	13
Total depreciation and amortization	$120	$156	$369
The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended December 31,
	2020	2021	2022

Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	47%	48%	54%
Sales and marketing	33%	33%	26%
Research and development	11%	9%	13%
General and administrative	20%	16%	17%
Depreciation and amortization	4%	3%	6%
Restructuring charges	—%	—%	1%
Total costs and expenses	115%	109%	117%
Loss from operations	(15)%	(9)%	(17)%
Interest income	—%	—%	1%
Interest expense	(1)%	—%	—%
Other income (expense), net	—%	—%	(5)%
Loss before income taxes	(16)%	(9)%	(21)%
Provision for (benefit from) income taxes	—%	—%	—%
Net loss including redeemable non-controlling interests	(16)%	(9)%	(21)%
Less: net loss attributable to redeemable non-controlling interests, net of tax	—%	—%	—%
Net loss attributable to DoorDash, Inc. common stockholders	(16)%	(9)%	(21)%
Comparison of the Years Ended 2022 and 2021
Revenue

	Year Ended December 31,			2021 to 2022
(in millions, except percentages)	2020	2021	2022	$ Change	% Change

Revenue	$2,886	$4,888	$6,583	$1,695	35%
Revenue increased by $1.7 billion, or 35%, in 2022, compared to 2021. The increase was primarily driven by a 27% increase in Marketplace GOV to $53.4 billion. For 2022, revenue grew at a faster rate than Marketplace GOV primarily due to improvements in Dasher supply.

Cost of Revenue, Exclusive of Depreciation and Amortization

	Year Ended December 31,			2021 to 2022
(in millions, except percentages)	2020	2021	2022	$ Change	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,368	$2,338	$3,588	$1,250	53%
Cost of revenue, exclusive of depreciation and amortization, increased by $1.3 billion, or 53%, in 2022, compared to 2021. The increase was primarily attributable to an increase of $813 million in order management costs and an increase of $190 million in platform costs, driven primarily by growth in Total Orders and Marketplace GOV. Order management costs also increased due to an increase in insurance reserves, and costs associated with our first-party distribution business. Additionally, personnel-related compensation expenses and allocated overhead increased by $226 million driven by increased headcount.
Sales and Marketing

	Year Ended December 31,			2021 to 2022
(in millions, except percentages)	2020	2021	2022	$ Change	% Change

Sales and marketing	$957	$1,619	$1,682	$63	4%
Sales and marketing expenses increased by $63 million, or 4%, in 2022, compared to 2021. The increase was primarily driven by an increase of $138 million in personnel-related compensation expenses and allocated overhead due to increased headcount, partially offset by a decrease of $66 million in advertising expenses.
Research and Development

	Year Ended December 31,			2021 to 2022
(in millions, except percentages)	2020	2021	2022	$ Change	% Change

Research and development	$321	$430	$829	$399	93%
Research and development expenses increased by $399 million, or 93%, in 2022, compared to 2021. The increase was primarily driven by an increase of $460 million in personnel-related compensation expenses and allocated overhead due to increased headcount, partially offset by an increase in capitalized software and website development costs of $92 million.
General and Administrative

	Year Ended December 31,			2021 to 2022
(in millions, except percentages)	2020	2021	2022	$ Change	% Change

General and administrative	$556	$797	$1,147	$350	44%
General and administrative expenses increased by $350 million, or 44%, in 2022, compared to 2021. The increase was primarily driven by an increase of $213 million in personnel-related compensation expenses and allocated overhead due to increased headcount and an increase of $58 million in transaction-related costs primarily associated with the acquisition of Wolt.
Depreciation and Amortization

	Year Ended December 31,			2021 to 2022
(in millions, except percentages)	2020	2021	2022	$ Change	% Change

Depreciation and amortization	$120	$156	$369	$213	137%
Depreciation and amortization expenses increased by $213 million, or 137%, in 2022, compared to 2021. The increase was primarily driven by an increase of $94 million in amortization expenses related to capitalized software and website development costs and an increase of $87 million in amortization expenses for acquired intangible assets.

Restructuring Charges

	Year Ended December 31,			2021 to 2022
(in millions, except percentages)	2020	2021	2022	$ Change	% Change

Restructuring Charges	$—	$—	$92	$92	*
*Percentage not meaningful.
Restructuring charges were $92 million, in 2022. The charge was primarily the result of a reduction in workforce announced in November 2022 consisting of $82 million of separation-related payments and other termination benefit costs.
Interest Income

	Year Ended December 31,			2021 to 2022
(in millions, except percentages)	2020	2021	2022	$ Change	% Change

Interest income	$7	$3	$32	$29	967%
Interest income increased by $29 million, or 967%, in 2022, compared to 2021. The increase was primarily driven by an increase in average interest rates earned on our investments during 2022.
Interest Expense

	Year Ended December 31,			2021 to 2022
(in millions, except percentages)	2020	2021	2022	$ Change	% Change

Interest expense	$(32)	$(14)	$(2)	$12	(86)%
Interest expense was not material for 2022 and 2021.
Other income (expense), net

	Year Ended December 31,			2021 to 2022
(in millions, except percentages)	2020	2021	2022	$ Change	% Change

Other income (expense), net	$3	$—	$(305)	$(305)	*
*Percentage not meaningful.
Other income (expense), net, decreased by $305 million in 2022, compared to 2021. The decrease was primarily driven by a $312 million impairment to an investment in non-marketable equity securities.
Provision for (benefit from) income taxes

	Year Ended December 31,			2021 to 2022
(in millions, except percentages)	2020	2021	2022	$ Change	% Change

Provision for (benefit from) income taxes	$3	$5	$(31)	$(36)	*
*Percentage not meaningful.
The provision for income taxes decreased by $36 million, in 2022, compared to 2021. The decrease in income tax expense was primarily driven by losses from non-U.S. operations which were acquired during 2022. A partial income tax benefit was recognized for these losses and the remaining income tax benefit was offset by a valuation allowance. As a result of the valuation allowance, such income tax benefit is not expected to recur in the future.
Non-GAAP Financial Measures
We use adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit (Loss), Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our business and financial performance. We believe that these non-GAAP financial measures provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, and allow for greater transparency with respect to metrics used by our management in their financial and operational decision making. We are presenting these non-GAAP financial measures to assist investors in seeing our business and financial performance through the eyes of management, and because we believe that these non-GAAP financial measures provide an additional tool for investors to use in comparing results of operations of our business over multiple periods with other companies in our industry.
Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations in that they do not include the impact of certain expenses that are reflected in our consolidated statements of operations. Thus, our adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit (Loss), Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.
We compensate for these limitations by providing a reconciliation of adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit (Loss), Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow to their respective related GAAP financial measures. We encourage investors and others to review our business, results of operations, and financial information in its entirety, not to rely on any single financial measure, and to view adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit (Loss), Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow in conjunction with their respective related GAAP financial measures.
Adjusted Cost of Revenue
We define adjusted cost of revenue as cost of revenue, exclusive of depreciation and amortization, excluding stock-based compensation expense and certain payroll tax expense, allocated overhead, and inventory write-off related to restructuring. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Year Ended December 31,
(in millions)	2020	2021	2022

Cost of revenue, exclusive of depreciation and amortization	$1,368	$2,338	$3,588
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(32)	(48)	(103)
Allocated overhead	(18)	(25)	(32)
Inventory write-off related to restructuring	—	—	(2)
Adjusted cost of revenue	$1,318	$2,265	$3,451
Adjusted Sales and Marketing Expense
We define adjusted sales and marketing expense as sales and marketing expenses excluding stock-based compensation expense and certain payroll tax expense and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Year Ended December 31,
(in millions)	2020	2021	2022

Sales and marketing	$957	$1,619	$1,682
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(38)	(53)	(98)
Allocated overhead	(14)	(14)	(19)
Adjusted sales and marketing	$905	$1,552	$1,565
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
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Year Ended December 31,
(in millions)	2020	2021	2022

Research and development	$321	$430	$829
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(177)	(186)	(366)
Allocated overhead	(14)	(13)	(16)
Adjusted research and development	$130	$231	$447
Adjusted General and Administrative Expense
We define adjusted general and administrative expense as general and administrative expenses excluding stock-based compensation expense and certain payroll tax expense, certain legal, tax, and regulatory settlements, reserves, and expenses, transaction-related costs (primarily consists of acquisition, integration, and investment related costs), impairment expenses, and including allocated overhead from cost of revenue, sales and marketing, and research and development. We exclude stock-based compensation as it is non-cash in nature and we exclude certain legal, tax, and regulatory settlements, reserves, and expenses, transaction-related costs, impairment expenses, as well as restructuring charges, as these costs are not indicative of our operating performance.
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Year Ended December 31,
(in millions)	2020	2021	2022

General and administrative	$556	$797	$1,147
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(86)	(210)	(313)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(160)	(77)	(72)
Transaction-related costs(2)	(1)	(10)	(68)
Impairment expenses(3)	(11)	(1)	(2)
Allocated overhead from cost of revenue, sales and marketing, and research and development	46	52	67
Adjusted general and administrative	$344	$551	$759

(1)We exclude certain costs and expenses from our calculation of adjusted general and administrative expense because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, (ii) reserves for the collection of sales and indirect taxes that we do not expect to incur on a recurring basis, (iii) costs related to the settlement of an intellectual property matter, (iv) expenses related to supporting various policy matters, including those related to worker classification and price controls, and (v) donations as part of our relief efforts in connection with the COVID-19 pandemic and Russia's invasion of Ukraine. We believe it is appropriate to exclude the foregoing matters from our calculation of adjusted general and administrative expense because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
(2)Consists of acquisition, integration, and investment related costs, primarily related to the Wolt acquisition for 2022.
(3)Consists of impairment expense related to an operating lease right-of-use asset associated with our former headquarters.
Contribution Profit (Loss)
We use Contribution Profit (Loss) to evaluate our operating performance and trends. We believe that Contribution Profit (Loss) is a useful indicator of the economic impact of orders fulfilled through DoorDash as it takes into account the direct expenses associated with generating and fulfilling orders. We define Contribution Profit (Loss) as our gross profit (loss) less sales and marketing expense plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing expenses, (iii) allocated overhead included in cost of revenue and sales and marketing expenses, and (iv) inventory write-off related to restructuring. We define gross margin as gross profit (loss) as a percentage of revenue for the same period and we define Contribution Margin as Contribution Profit (Loss) as a percentage of revenue for the same period.
Gross profit (loss) is the most directly comparable financial measure to Contribution Profit (Loss). The following table provides a reconciliation of gross profit to Contribution Profit:

	Year Ended December 31,
(in millions, except percentages)	2020	2021	2022

Revenue	$2,886	$4,888	$6,583
Less: Cost of revenue, exclusive of depreciation and amortization	(1,368)	(2,338)	(3,588)
Less: Depreciation and amortization related to cost of revenue	(97)	(98)	(171)
Gross profit	$1,421	$2,452	$2,824
Gross Margin	49.2%	50.2%	42.9%
Less: Sales and marketing	$(957)	$(1,619)	$(1,682)
Add: Depreciation and amortization related to cost of revenue	97	98	171
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	70	101	201
Add: Allocated overhead included in cost of revenue and sales and marketing	32	39	51
Add: Inventory write-off related to restructuring	—	—	2
Contribution Profit	$663	$1,071	$1,567
Contribution Margin	23.0%	21.9%	23.8%
Adjusted Gross Profit (Loss)
We define Adjusted Gross Profit (Loss) as gross profit (loss) plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-based compensation expense and certain payroll tax expense included in cost of revenue, (iii) allocated overhead included in cost of revenue, and (iv) inventory write-off related to restructuring. Gross profit (loss) is defined as revenue less (i) cost of revenue, exclusive of depreciation and amortization and (ii) depreciation and amortization related to cost of revenue. Adjusted Gross Margin is defined as Adjusted Gross Profit (Loss) as a percentage of revenue for the same period.
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Year Ended December 31,
(in millions, except percentages)	2020	2021	2022

Gross profit	$1,421	$2,452	$2,824
Add: Depreciation and amortization related to cost of revenue	97	98	171
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	32	48	103
Add: Allocated overhead included in cost of revenue	18	25	32
Add: Inventory write-off related to restructuring	—	—	2
Adjusted Gross Profit	$1,568	$2,623	$3,132
Adjusted Gross Margin	54.3%	53.7%	47.6%

Adjusted EBITDA
Adjusted EBITDA is a measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss) including redeemable non-controlling interests, adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv) impairment expenses, (v) restructuring charges, (vi) inventory write-off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest (income) expense, net, (ix) other (income) expense, net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense.
The following table provides a reconciliation of net loss including redeemable non-controlling interests to Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2020	2021	2022

Net loss including redeemable non-controlling interests	$(461)	$(468)	$(1,368)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	160	77	72
Transaction-related costs(2)	1	10	68
Impairment expenses(3)	11	1	2
Restructuring charges	—	—	92
Inventory write-off related to restructuring	—	—	2
Provision for (benefit from) income taxes	3	5	(31)
Interest (income) expense, net	25	11	(30)
Other (income) expense, net(4)	(3)	—	305
Stock-based compensation expense and certain payroll tax expense(5)	333	497	880
Depreciation and amortization expense	120	156	369
Adjusted EBITDA	$189	$289	$361
(1)We exclude certain costs and expenses from our calculation of Adjusted EBITDA because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, (ii) reserves for the collection of sales and indirect taxes that we do not expect to incur on a recurring basis, (iii) costs related to the settlement of an intellectual property matter, (iv) expenses related to supporting various policy matters, including those related to worker classification and price controls, and (v) donations as part of our relief efforts in connection with the COVID-19 pandemic and Russia's invasion of Ukraine. We believe it is appropriate to exclude the foregoing matters from our calculation of Adjusted EBITDA because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
(2)Consists of acquisition, integration, and investment related costs, primarily related to the Wolt acquisition for 2022.
(3)Consists of impairment expense related to an operating lease right-of-use asset associated with our former headquarters.
(4)Consists primarily of adjustments to non-marketable equity securities, including impairment, for 2022.
(5)Excludes stock-based compensation related to restructuring, which is included in restructuring charges in the table above.
Free Cash Flow
We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year Ended December 31,
(in millions)	2020	2021	2022

Net cash provided by operating activities	$252	$692	$367
Purchases of property and equipment	(106)	(129)	(176)
Capitalized software and website development costs	(53)	(108)	(170)
Free Cash Flow	$93	$455	$21
Credit Facilities
On November 19, 2019, we entered into a revolving credit and guaranty agreement with JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs & Co. LLC, which, as amended and restated on August 7, 2020, and further amended on October 31, 2022, provides for a $300 million unsecured revolving credit facility maturing on August 7, 2025, which increased to $400 million in aggregate revolving commitments upon the consummation of our IPO, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $200 million. Loans under the credit facility bear interest, at our option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted SOFR rate for a one-month interest period plus 1.00%, or (ii) an adjusted SOFR rate (based on an interest period of one, three, or six months) plus a margin equal to 1.00%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. As of December 31, 2022, we were in compliance with the covenants under the revolving credit and guaranty agreement. As of December 31, 2022 and 2021, no revolving loans were outstanding under the credit facility.
We maintain letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2021 and 2022, we had $60 million and $132 million of issued letters of credit outstanding, respectively, of which $39 million and $99 million were issued under the revolving credit and guaranty agreement.
Convertible Notes
On February 19, 2020, we issued $340 million aggregate principal amount of Convertible Notes pursuant to the Convertible Note Purchase Agreement, dated February 19, 2020, among us, Caviar, and the investors party thereto. We received net proceeds of $333 million, net of $2 million in debt issuance costs and an original issue discount of $5 million. The interest rate under the Convertible Notes was 10.00% per annum, payable quarterly in arrears. In February 2021, we repaid the outstanding principal and accrued interest of the Convertible Notes in full for $375 million.
Liquidity and Capital Resources
In December 2020, we completed our IPO in which we received net proceeds of $3.3 billion from sales of shares of our Class A common stock in the IPO, after deducting underwriting discounts and commissions.
As of December 31, 2022, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $3.9 billion, which consisted of cash and cash equivalents of $2.0 billion, and short-term marketable securities of $1.5 billion and long-term marketable securities of $397 million. Additionally, funds held at payment processors of $441 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds and commercial paper. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities, and U.S. Treasury securities.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $3.8 billion as of December 31, 2022. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the $400 million in available borrowings under our unsecured revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond. We have an obligation to our insurance provider which requires us to set aside collateral of up to $265 million in an escrow account. As of December 31, 2022, we had established and deposited into an escrow account an amount of $199 million, which is restricted from general use. We deposited the remaining collateral amount of $66 million on February 1, 2023.
In February 2023, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount up to $750 million. This program is in addition to the prior repurchase program for the repurchase of $400 million shares of our Class A common stock, which was completed in the third quarter of 2022. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
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
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(In millions)	2020	2021	2022

Net cash provided by operating activities	$252	$692	$367
Net cash used in investing activities	(192)	(2,047)	(300)
Net cash provided by (used in) financing activities	3,996	(483)	(375)
Foreign currency effect on cash, cash equivalents, and restricted cash	2	(1)	(10)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$4,058	$(1,839)	$(318)
Operating Activities
Cash provided by operating activities was $367 million for 2022. This primarily consisted of a net loss of $1.4 billion, adjusted for certain non-cash items, which primarily includes $889 million of non-cash stock-based compensation expense, $369 million of depreciation and amortization expense and non-cash reduction of operating lease right-of-use assets, $303 million of adjustments to non-marketable equity securities, including impairment, net, and accretion of operating lease liabilities of $81 million, as well as $73 million net inflows from changes in operating assets and liabilities primarily driven by an increase in our accrued expenses. The decrease in cash provided by operating activities for 2022 compared to 2021 was mainly due to the increase in net loss for 2022.
Cash provided by operating activities was $692 million for 2021. This consisted of a net loss of $468 million, offset by non-cash stock-based compensation expense of $486 million, non-cash depreciation and amortization expense of $156 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $52 million, and non-cash bad debt expense of $36 million, as well as $391 million net inflows from changes in operating assets and liabilities primarily driven by an increase in our accrued expenses.
Investing Activities
Cash used in investing activities was $300 million for 2022, which primarily consisted of purchases of marketable securities of $1.9 billion, purchases of property and equipment of $176 million, cash outflows for capitalized software and website development costs of $170 million, and purchases of non-marketable equity securities of $15 million, offset by proceeds from the sales and maturities of marketable securities of $1.9 billion and net cash acquired in acquisitions of $71 million.
Cash used in investing activities was $2.0 billion for 2021, which primarily consisted of purchases of marketable securities of $2.3 billion, purchases of non-marketable equity securities of $409 million, purchases of property and equipment of $129 million, cash outflows for capitalized software and website development costs of $108 million, offset by proceeds from the sales and maturities of marketable securities of $944 million.
Financing Activities
Cash used by financing activities was $375 million for 2022, which consisted repurchases of our Class A common stock of $400 million, partially offset by cash received from other financing activities of $14 million and proceeds from the exercise of stock options of $11 million.
Cash used by financing activities was $483 million for 2021, which consisted of $333 million of repayment of the convertible promissory notes, $172 million of cash outflows for taxes paid related to net share settlement of equity awards, and $10 million of payment of deferred offering costs, partially offset by $32 million of proceeds from the exercise of stock options.
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
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 – "Summary of Significant Accounting Policies" included Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Revenue Recognition
We recognize revenue in accordance with ASC 606. We generate a substantial majority of our revenue from orders completed through our Marketplaces and the related commissions charged to partner merchants and fees charged to consumers. A partner merchant represents a merchant that has entered into a contractual agreement with DoorDash. Revenue from our Marketplaces is recognized at the point in time when the consumer obtains control of the merchant’s products. We also generate revenue from membership fees paid by consumers for DashPass, which is recognized as part of our Marketplaces. Revenue generated from DashPass and Wolt+ memberships is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of membership purchased by the consumer. In addition, we also generate revenue from our Drive offering by collecting per-order fees from merchants that use our local commerce platform to arrange for delivery services that fulfill demand generated through their own channels. Revenue from Drive is recognized at the point in time when the consumer obtains control of the merchant’s products.
Our local commerce platform facilitates orders between consumers and partner merchants. Separately, the platform arranges for consumers to obtain delivery service from Dashers. We determined that the order facilitation service and delivery facilitation service are distinct performance obligations and therefore considered whether it is a principal or agent separately for each of these items. The order facilitation service and the delivery facilitation service are distinct given that the consumer can benefit from each item separately. Further, the order facilitation service and delivery facilitation service are separately identifiable as the nature of the promises are to transfer the order facilitation service and delivery facilitation service individually, rather than as a combined item.
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
With respect to order facilitation services, we have determined that we are an agent for partner merchants in facilitating the sale of products to the consumer through our Marketplaces. The consumer accesses our local commerce platform to identify merchants and places an order for merchants’ products. These orders are picked up from partner merchants and delivered to consumers by Dashers. We do not control the products prior to them being transferred to the consumer as it neither has the ability to redirect the products to another consumer nor does it obtain any economic benefit from the products.
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

Gift Cards
We sell gift cards to consumers that can be redeemed through our Marketplaces. Those gift cards have no expiration date and administrative fees are not charged on unused gift cards. In prior periods, with limited history as to consumers' redemption patterns, proceeds from the sale of gift cards were fully deferred and recorded as contract liabilities until consumers use the card to place orders on its platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from consumers less amounts remitted to merchants and Dashers. During the year ended December 31, 2021, we concluded that we had developed sufficient historical evidence regarding the pattern of consumer redemptions of gift cards to have the ability to estimate the portion of outstanding gift cards that will never be redeemed (“breakage”) and for which there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property. We recognize the breakage amounts as revenue, proportionate to the pattern of revenue recognition for the gift card redemptions. We recorded $48 million and $47 million of gift card breakage revenue during the years ended December 31, 2021 and 2022, respectively. Estimating future breakage rates requires judgment based on current and historical patterns of redemption, and the actual breakage rates may vary from the estimate.
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
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 2 – "Summary of Significant Accounting Policies" included Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
Based on our investment portfolio balance as of December 31, 2021 and 2022, a hypothetical 100 basis point increase in interest rates would not have materially affected our consolidated financial statements. We currently do not hedge these interest rate exposures.
Equity Price Risk
Our non-marketable equity investments consist of investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because there is no established market for these securities and the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies. However, we believe that market sensitivities are not practicable.
The aggregate carrying value of our non-marketable equity investments was $409 million and $124 million as of December 31, 2021 and 2022, respectively. Adjustments or impairments are recorded in other income (expense), net on the consolidated statements of operations and establish a new carrying value for the investment.
Foreign Currency Exchange Risk
Transaction Exposure
We transact business globally and have international revenue, as well as costs, denominated in multiple currencies, primarily the Euro, Canadian dollars, Israeli shekel and Australian dollars. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates are reflected in reported income (loss) from our international businesses included in our consolidated statements of operations. A continued strengthening of the U.S. dollar would therefore reduce reported revenue and expenses from our international businesses included in our consolidated statements of operations.
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the years ended December 31, 2020, 2021, and 2022. Based on our foreign currency exposures from monetary assets and liabilities as of December 31, 2022, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of DoorDash, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2022, the related consolidated statements of operations, comprehensive loss, redeemable non-controlling interests, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Bbot, LLC (“Bbot”) and Wolt Enterprises Oy (“Wolt”) during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Bbot’s and Wolt’s internal control over financial reporting associated with total assets (excluding acquired goodwill and intangible assets) of 5% and total revenues of 4% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Bbot and Wolt.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisition-date fair value of acquired intangible assets

As discussed in Note 4 to the consolidated financial statements, on May 31, 2022, the Company acquired Wolt Enterprises Oy (Wolt) in a business combination for $2,838 million, which was accounted for under the acquisition method of accounting that requires allocation of the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed, at their estimated fair values on the acquisition date. The Company recognized an acquired merchant relationships intangible asset associated with the generation of future income from Wolt’s existing merchants using a replacement cost method. Additionally, the Company recognized a trademark intangible asset associated with the value of Wolt’s brand name and an existing technology intangible asset associated with Wolt’s existing online and mobile platform for restaurant and grocery delivery and pickup orders using a relief-from-royalty method. The acquisition-date fair values of the merchant relationships, trademark, and existing technology intangible assets were $236 million, $268 million and $150 million, respectively.

We identified the evaluation of the acquisition-date fair value measurements of the aforementioned intangible assets as a critical audit matter. Due to limited observable market information, a high degree of subjective auditor judgment was required to evaluate certain assumptions used to estimate the fair values, including the discount rate used in the valuation of each of the aforementioned intangible assets, and the revenue growth rates used in the valuation of the trademark and existing technology intangible assets. The estimated acquisition-date fair values of the aforementioned intangible assets were sensitive to changes to these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the estimated revenue growth rates and discount rate. We evaluated the Company’s forecasted revenue growth rates by comparing them to those of Wolt’s comparable peers and industry reports. We compared the Company’s estimate of forecasted revenue growth in the first year to Wolt’s actual results to assess the Company’s ability to accurately forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the appropriateness of the comparable companies selected by the Company’s third-party valuation advisor used to determine the revenue growth rates by assessing the business description of the comparable companies and the industries in which they operate; and
•evaluating the discount rate used in the valuation of the aforementioned intangible assets by (1) assessing the reasonableness of the estimated market participant weighted average cost of capital (WACC) through a comparison of inputs to available market data, and (2) evaluating the reasonableness of the discount from the

WACC to the discount rate used in the valuation of the aforementioned intangible assets by assessing the risk of the individual assets relative to the overall acquired business through a weighted average return on assets analysis.

Evaluation of Insurance Reserves

As discussed in Note 2 to the consolidated financial statements, the Company utilizes third-party insurance which include retained insurance deductibles to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The retained insurance deductibles reserves reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported. The estimate of the Company’s retained insurance deductibles reserves as of December 31, 2022 was $418 million.

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
San Francisco, California
February 24, 2023

DOORDASH, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and per share data)

	December 31, 2021	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,504	$1,977
Short-term marketable securities	1,253	1,544
Funds held at payment processors	320	441
Accounts receivable, net	349	400
Prepaid expenses and other current assets	139	358
Total current assets	4,565	4,720
Restricted cash	2	211
Long-term marketable securities	650	397
Operating lease right-of-use assets	336	436
Property and equipment, net	402	637
Intangible assets, net	61	765
Goodwill	316	2,370
Non-marketable equity securities	409	124
Other assets	68	129
Total assets	$6,809	$9,789
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$161	$157
Operating lease liabilities	26	55
Accrued expenses and other current liabilities	1,573	2,332
Total current liabilities	1,760	2,544
Operating lease liabilities	373	456
Other liabilities	9	21
Total liabilities	2,142	3,021
Commitments and contingencies (Note 10)
Redeemable non-controlling interests	—	14
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2021 and 2022, 315,266 and 363,299 Class A shares issued and outstanding as of December 31, 2021 and 2022, respectively; 200,000 Class B shares authorized as of December 31, 2021 and 2022, 31,246 and 28,172 Class B shares issued and outstanding as of December 31, 2021 and 2022, respectively; 2,000,000 Class C shares authorized as of December 31, 2021 and 2022, zero Class C shares issued and outstanding as of December 31, 2021 and 2022	—	—
Additional paid-in capital	6,752	10,633
Accumulated other comprehensive loss	(4)	(33)
Accumulated deficit	(2,081)	(3,846)
Total stockholders’ equity	4,667	6,754
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$6,809	$9,789
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts which are reflected in thousands, and per share data)

	Year Ended December 31,
	2020	2021	2022
Revenue	$2,886	$4,888	$6,583
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,368	2,338	3,588
Sales and marketing	957	1,619	1,682
Research and development	321	430	829
General and administrative	556	797	1,147
Depreciation and amortization	120	156	369
Restructuring charges	—	—	92
Total costs and expenses	3,322	5,340	7,707
Loss from operations	(436)	(452)	(1,124)
Interest income	7	3	32
Interest expense	(32)	(14)	(2)
Other income (expense), net	3	—	(305)
Loss before income taxes	(458)	(463)	(1,399)
Provision for (benefit from) income taxes	3	5	(31)
Net loss including redeemable non-controlling interests	(461)	(468)	(1,368)
Less: net loss attributable to redeemable non-controlling interests, net of tax	—	—	(3)
Net loss attributable to DoorDash, Inc. common stockholders	$(461)	$(468)	$(1,365)
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(7.39)	$(1.39)	$(3.68)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	62,390	336,847	371,413
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2020	2021	2022
Net loss including redeemable non-controlling interests	$(461)	$(468)	$(1,368)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustments	—	—	(16)
Change in unrealized loss on marketable securities	—	(4)	(16)
Other	—	—	2
Total other comprehensive loss	—	(4)	(30)
Comprehensive loss including redeemable non-controlling interests	(461)	(472)	(1,398)
Less: Comprehensive loss attributable to redeemable non-controlling interests	—	—	(4)
Comprehensive loss attributable to DoorDash, Inc. common stockholders	$(461)	$(472)	$(1,394)
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except share amounts which are reflected in thousands)

	Redeemable Non- Controlling Interests	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
		Shares	Amount	Shares	Amount
Balances as of January 1, 2020	$—	230,667	$2,264	43,937	$—	$70	$(1,152)	$—	$(1,082)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	—	8,322	382	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, net of offering costs, underwriting discounts and commissions	—	—	—	33,000	—	3,269	—	—	3,269
Repurchase and retirement of preferred stock	—	(5)	—	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock in connection with initial public offering	—	(238,984)	(2,646)	239,270	—	2,646	—	—	2,646
Issuance of common stock upon exercise of common stock warrants	—	—	—	105	—	—	—	—	—
Issuance of common stock upon settlement of restricted stock units	—	—	—	65	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	(65)	—	(7)	—	—	(7)
Issuance of common stock upon exercise of stock options	—	—	—	2,191	—	5	—	—	5
Stock-based compensation	—	—	—	—	—	330	—	—	330
Net loss	—	—	—	—	—	—	(461)	—	(461)
Balances as of December 31, 2020	—	—	—	318,503	—	6,313	(1,613)	—	4,700
Issuance of common stock upon settlement of restricted stock units	—	—	—	14,218	—	—	—	—	—
Shares withheld related to net share settlement	—	—	—	(851)	—	(172)	—	—	(172)
Issuance of common stock upon exercise of stock options	—	—	—	14,642	—	32	—	—	32
Stock-based compensation	—	—	—	—	—	579	—	—	579
Other comprehensive loss	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	—	(468)	—	(468)
Balances as of December 31, 2021	$—	—	$—	346,512	$—	$6,752	$(2,081)	$(4)	$4,667

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in millions, except share amounts which are reflected in thousands)

	Redeemable Non- Controlling Interests	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ (Deficit) Equity
		Shares	Amount	Shares	Amount
Balances as of December 31, 2021	$—	—	$—	346,512	$—	$6,752	$(2,081)	$(4)	$4,667
Issuance of common stock upon settlement of restricted stock units	—	—	—	10,027	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	4,780	—	11	—	—	11
Stock-based compensation	—	—	—	—	—	1,021	—	—	1,021
Other comprehensive loss	(1)	—	—	—	—	—	—	(29)	(29)
Shares issued related to the acquisition of Wolt	—	—	—	35,720	—	2,838	—		2,838
Repurchase and retirement of common stock	—	—	—	(5,568)	—	—	(400)	—	(400)
Recognition of redeemable non-controlling interest upon capital investment	18	—	—	—	—	11	—	—	11
Net loss	(3)	—	—	—	—	—	(1,365)	—	(1,365)
Balances as of December 31, 2022	$14	—	$—	391,471	$—	$10,633	$(3,846)	$(33)	$6,754

The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2021	2022
Cash flows from operating activities
Net loss including redeemable non-controlling interests	$(461)	$(468)	$(1,368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	120	156	369
Stock-based compensation	322	486	889
Bad debt expense	16	36	—
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	40	52	81
Non-cash interest expense	31	11	—
Adjustments to non-marketable equity securities, including impairment, net	—	—	303
Other	18	28	20
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Funds held at payment processors	(96)	(174)	(86)
Accounts receivable, net	(248)	(94)	(33)
Prepaid expenses and other current assets	(96)	85	(165)
Other assets	(20)	(51)	(90)
Accounts payable	54	79	(15)
Accrued expenses and other current liabilities	587	595	566
Payments for operating lease liabilities	(26)	(44)	(75)
Other liabilities	11	(5)	(29)
Net cash provided by operating activities	252	692	367
Cash flows from investing activities
Purchases of property and equipment	(106)	(129)	(176)
Capitalized software and website development costs	(53)	(108)	(170)
Purchases of marketable securities	(593)	(2,344)	(1,948)
Sales of marketable securities	4	224	387
Maturities of marketable securities	583	720	1,552
Purchases of non-marketable equity securities	—	(409)	(15)
Net cash acquired (used) in acquisitions	(28)	—	71
Other investing activities	1	(1)	(1)
Net cash used in investing activities	(192)	(2,047)	(300)
Cash flows from financing activities
Proceeds from issuance of common stock upon initial public offering, net of underwriter discounts	3,289	—	—
Proceeds from issuance of preferred stock, net of issuance costs	382	—	—
Proceeds from issuance of convertible notes, net of issuance costs	333	—	—
Proceeds from exercise of stock options	5	32	11
Deferred offering costs paid	(6)	(10)	—
Repayment of convertible notes	—	(333)	—
Taxes paid related to net share settlement of equity awards	(7)	(172)	—
Repurchase of common stock	—	—	(400)
Other financing activities	—	—	14
Net cash provided by (used in) financing activities	3,996	(483)	(375)
Foreign currency effect on cash, cash equivalents, and restricted cash	2	(1)	(10)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,058	(1,839)	(318)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	287	4,345	2,506
Cash, cash equivalents, and restricted cash, end of period	$4,345	$2,506	$2,188
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$4,345	$2,504	$1,977
Restricted cash	—	2	211
Total cash, cash equivalents, and restricted cash	$4,345	$2,506	$2,188
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$42	$—
Non-cash investing and financing activities
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$2,646	$—	$—
Purchases of property and equipment not yet settled	$17	$23	$34
Unrealized loss on marketable securities	$—	$(4)	$(20)
Stock-based compensation included in capitalized software and website development costs	$8	$93	$132
Holdback consideration for acquisitions	$3	$—	$8
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
The Company operates a local commerce platform that connects merchants, consumers, and Dashers. The Company's primary offerings are the DoorDash Marketplace, which operates in four countries including the United States, and the Wolt Marketplace, which operates in 23 countries, most of which are in Europe. Both the DoorDash Marketplace and the Wolt Marketplace ("Marketplaces") provide a suite of services that enable merchants to establish an online presence, generate demand, seamlessly transact with consumers, and fulfill orders primarily through independent contractors who use the Company’s platform to deliver orders (“Dashers”). As part of the Marketplaces, the Company also offers Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Work, which provides merchants on the Company’s platform with large group orders and catering orders for businesses and events. The DoorDash Marketplace also includes DashPass and the Wolt Marketplace includes Wolt+. DashPass and Wolt+ are the Company’s membership products, which provide members with unlimited access to eligible merchants with zero delivery fees and reduced service fees on eligible orders. In addition to the Marketplaces, the Company offers Platform Services, which primarily includes DoorDash Drive and Wolt Drive ("Drive"), which are white-label delivery fulfillment services that enable merchants that have generated consumer demand through their own channels to fulfill this demand using the Company’s platform. Platform Services also includes DoorDash Storefront ("Storefront"), which enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or fulfillment capabilities, and Bbot ("Bbot"), which offers merchants solutions for their in-store and online channels, including in-store digital ordering and payments.
Initial Public Offering
On December 9, 2020, the Company completed its initial public offering ("IPO") in which it issued and sold 33 million shares of its Class A common stock at the public offering price of $102.00 per share. The Company received net proceeds of $3.3 billion after deducting underwriting discounts and commissions and offering costs.
Immediately prior to the completion of the IPO, all shares of the Company’s outstanding redeemable convertible preferred stock automatically converted into 239 million shares of its common stock. Additionally, immediately prior to the completion of the IPO, the Company filed its Amended and Restated Certificate of Incorporation, which authorizes a total of 6.0 billion shares of Class A common stock, 200 million shares of Class B common stock, 2.0 billion shares of Class C common stock, and 600 million shares of preferred stock. Upon the filing of the Amended and Restated Certificate of Incorporation, 285 million shares of the Company’s common stock were automatically reclassified into an equivalent number of shares of the Company’s Class A common stock (the “Reclassification”). Immediately after the Reclassification and prior to the completion of the IPO, a total of 31 million shares of Class A common stock held by Tony Xu, Andy Fang, Stanley Tang, and their respective affiliated trusts were exchanged for an equivalent number of shares of Class B common stock pursuant to the terms of certain exchange agreements. As a result, following the completion of the IPO, the Company has three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock, of which Class A common stock and Class B common stock were outstanding as of December 31, 2021 and 2022.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and entities consolidated under the variable interest entity model, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one reportable segment. See Note 3 – "Revenue" for revenue by geography. Long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, located outside of the United States were $28 million and $124 million as of December 31, 2021 and 2022, respectively.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include, but are not limited to, revenue recognition, allowances for credit losses, gift card breakage, estimated useful lives of property and equipment, capitalized software and website development costs, intangible assets, valuation of stock-based compensation, valuation of investments and other financial instruments including valuation of investments without readily determinable fair values, valuation of acquired intangible assets and goodwill, the incremental borrowing rate applied in lease accounting, insurance reserves, loss contingencies, and income and indirect taxes. Actual results could differ from these estimates.
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
Cash, Cash Equivalents, and Restricted Cash
Cash includes demand deposits with banks or financial institutions as well as cash in transit from payment processors. Cash equivalents include short-term, highly liquid investments with original maturities of three months or less and their carrying values approximate fair value due to their short-term maturities. Restricted cash consists of collateral provided for letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2021 and 2022, the restricted cash balances were $2 million and $211 million, respectively.
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
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income (expense), net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. As of December 31, 2021 and 2022, no allowance of credit losses related to marketable securities was recorded. Unrealized losses not resulting from credit losses are recorded through accumulated other comprehensive income (loss).
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
Maintenance and repair costs are charged to expense as incurred. Upon disposal of a fixed asset, the Company records a gain or loss based on the difference between the proceeds received and the net book value of the disposed asset. Disposals were not material for the years ended December 31, 2020, 2021 and 2022.

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
The Company conducted its annual goodwill impairment test during the fourth quarter of 2022 and determined that the fair value of the reporting unit significantly exceeded its carrying value. No impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.
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
Impairment of Long-Lived Assets
The Company evaluates its long-lived assets or asset groups for indicators of possible impairment by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such asset or asset group when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset or asset group over the asset’s or asset group’s fair value generally determined by estimates of future discounted cash flows. Assets to be disposed of are reported at the lower of their carrying amount or fair value less costs to sell. During the years ended December 31, 2020, 2021 and 2022, the Company recognized impairment charges of $11 million, $1 million and $2 million, respectively, related to an operating lease right-of-use asset associated with its former headquarters, which the Company subleased to another company.
Insurance Reserves
The Company utilizes third-party insurance which include retained insurance deductibles to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The recorded insurance reserves reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported. The estimate of the Company’s ultimate deductible obligation utilizes actuarial techniques applied to historical claim and loss experience. Given its limited operational history, the Company utilizes assumptions based on actuarial judgments with consideration toward relevant industry claim and loss development factors, which includes the development time frame and settlement patterns, and expected loss rates. Reserves are periodically reviewed and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts. During the years ended December 31, 2020, 2021 and 2022, the Company recorded additions to the insurance reserves of $63 million, $134 million and $359 million, respectively. The Company’s retained insurance deductibles reserves as of December 31, 2022 was $418 million.
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
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) primarily consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities. The financial statements of the Company’s foreign subsidiaries are translated from their functional currency, which is typically the local currency, into U.S. dollars. Assets and liabilities are translated at period end rates of exchange, and revenue and expenses are translated using average monthly exchange rates. The resulting gain or loss is included in accumulated other comprehensive income (loss) on the consolidated balance sheets.
Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity within accumulated other comprehensive income (loss).
Stock-Based Compensation
The fair value of restricted stock and RSUs is estimated based on the fair value of the Company’s common stock on the date of grant. Prior to November 2020, RSUs granted by the Company vest upon the satisfaction of both a service-based vesting condition, which is typically four years, and a liquidity event-related performance vesting condition. The liquidity event-related performance vesting condition was achieved upon the consummation of the Company's IPO, and the Company recorded a cumulative stock-based compensation expense of $279 million as of the IPO date for those RSUs for which the service-based vesting condition has been satisfied. Stock-based compensation related to the remaining service-based period after the liquidity event-related performance vesting condition was satisfied will be recorded over the remaining requisite service period using the accelerated attribution method. Since November 2020, with the exception of the CEO Performance Award and options assumed via acquisition (as discussed further in Note 12 - "Common Stock"), the Company only granted RSUs that vest upon the satisfaction of a service-based vesting condition and the compensation expense for these RSUs is recognized on a straight-line basis over the requisite service period.
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

Prior to the IPO, the fair value of the shares of common stock underlying the stock options and RSUs has historically been determined by the Company’s board of directors as there is no public market for the underlying common stock. The Company’s board of directors determined the fair value of the Company’s common stock by considering a number of objective and subjective factors including: contemporaneous third-party valuations of its common stock, the valuation of comparable companies, sales of the Company’s common and redeemable convertible preferred stock to outside investors in arms-length transactions (including the IPO), the Company’s operating and financial performance, the lack of marketability, and the general and industry specific economic outlook, amongst other factors. After the completion of the IPO, the fair value of the Company's Class A common stock is determined based on the New York Stock Exchange (the "NYSE") closing price on the date of grant.
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
Accounts receivable, net primarily represents receivables from merchants that were generated through the Company’s Drive offering. As of December 31, 2021, two entities individually accounted for 15% and 14% of accounts receivable, net, respectively. As of December 31, 2022, one entity individually accounted for 14% of accounts receivable, net. No customer accounted for 10% or more of revenue for the years ended December 31, 2020, 2021, and 2022.
Revenue Recognition
The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with its Customers. The Company generates a substantial majority of its revenue from orders completed through its Marketplaces and the related commissions charged to partner merchants and fees charged to consumers. A partner merchant represents a merchant that has entered into a contractual agreement with the Company. Revenue from the Marketplaces is recognized at the point in time when the consumer obtains control of the merchant’s products. The Company also generates revenue from membership fees paid by consumers for DashPass and Wolt+, which is recognized as part of the Marketplaces. Revenue generated from the Company’s DashPass and Wolt+ memberships is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of membership purchased by the consumer. In addition, the Company also generates revenue from its Drive offering by collecting per-order fees from merchants that use its local commerce platform to arrange for delivery services that fulfill demand generated through their own channels. Revenue from Drive is recognized at the point in time when the consumer obtains control of the merchant’s products.
When determining the appropriate accounting for the fees collected in exchange for the use of the Company’s local commerce platform, the Company considered its contractual arrangements with the parties involved as well as its customary business practices. Under the Company’s agreements with partner merchants, the Company agrees to a commission to be earned as a percentage of the total dollar value of goods ordered. When a consumer signs up to use the Company’s local commerce platform, the consumer agrees to be charged certain fees, at the time an order is placed, in exchange for use of the platform. The Company has concluded that a contract exists between the Company and a partner merchant when the partner merchant accepts each consumer’s order, and a contract exists between the Company and a consumer when the consumer places the order and requests delivery services. The duration of a contract is typically equal to the time between when the order is placed and a Dasher picks up the food from the merchant. Contracts including variable consideration with partner merchants were not material for the periods presented.
The Company’s local commerce platform facilitates orders between consumers and partner merchants. Separately, the Company’s platform arranges for consumers to obtain delivery service from Dashers. The Company has determined that the order facilitation service and delivery facilitation service are distinct performance obligations and has therefore considered whether it is a principal or agent separately for each of these items. The order facilitation service and the delivery facilitation service are distinct given that the consumer can benefit from each item separately. Further, the order facilitation service and delivery facilitation service are separately identifiable as the nature of the promises are to transfer the order facilitation service and delivery facilitation service individually, rather than as a combined item.
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
With respect to order facilitation services, the Company has determined it is an agent for partner merchants in facilitating the sale of products to the consumer through its Marketplaces. The consumer accesses the Company’s local commerce platform to identify merchants and places an order for merchants’ products. These orders are picked up from partner merchants and delivered to consumers by Dashers. The Company does not control the products prior to them being transferred to the consumer as it neither has the ability to redirect the products to another consumer nor does it obtain any economic benefit from the products.
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
Gift Cards
The Company sells gift cards to consumers that can be redeemed through the Marketplaces. Those gift cards have no expiration date and administrative fees are not charged on unused gift cards. In prior periods, with limited history as to consumers' redemption patterns, proceeds from the sale of gift cards were fully deferred and recorded as contract liabilities until consumers used the card to place orders on its platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from consumers less amounts remitted to merchants and Dashers. During the year ended December 31, 2021, the Company concluded that it had developed sufficient historical evidence regarding the pattern of consumer redemptions of gift cards to have the ability to estimate the portion of outstanding gift cards that will never be redeemed (“breakage”) and for which there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property. The Company recognizes the breakage amounts as revenue, proportionate to the pattern of revenue recognition for the gift card redemptions. The Company recorded $48 million and $47 million of gift card breakage revenue during the years ended December 31, 2021 and 2022, respectively. Estimating future breakage rates requires judgment based on current and historical patterns of redemption, and the actual breakage rates may vary from the estimate.
Refunds and Credits
From time to time the Company issues credits or refunds to merchants and consumers to ameliorate issues that may arise with orders. The Company accounts for such refunds as variable consideration and therefore records the amount of each refund or credit issued as a reduction of revenue.
Incentive Programs
The Company offers incentives to attract consumers and Dashers to use its local commerce platform. Consumers typically receive credits or discounted delivery fees while Dashers typically receive cash incentives. Each of the incentives are described below.

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
Advertising Costs
Advertising costs are expensed when incurred and are included in sales and marketing expenses in the consolidated statements of operations. Advertising expenses were $698 million, $1.2 billion and $1.1 billion for the years ended December 31, 2020, 2021 and 2022, respectively.
Net Loss Per Share Attributable to Common Stockholders
The Company computes net loss per common share following the two-class method required for multiple classes of common stock and participating securities. The Company considers its previously outstanding redeemable convertible preferred stock to be participating securities. The two-class method requires income (loss) available to DoorDash, Inc. common stockholders for the period to be allocated between multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been distributed. The holders of the Company’s redeemable convertible preferred stock would be entitled to dividends in preference to common stockholders, at specified rates, if declared. Such dividends are not cumulative. Any remaining earnings would be distributed among the holders of redeemable convertible preferred stock and common stock pro rata on an as-converted basis. These holders of the Company’s redeemable convertible preferred stock are not contractually obligated to participate in the Company’s losses. As such, the Company’s net losses were not allocated to these participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock, and Class C common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock shared proportionately in the Company’s net losses. No shares of Class C common stock were issued and outstanding as of December 31, 2021 and 2022. Prior to the completion of the IPO, there were no shares of Class B common stock issued and outstanding.
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
Upon completion of the Company's IPO, all of the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 239 million shares of common stock and their carrying amount reclassified into stockholders' (deficit) equity. As of December 31, 2020, 2021 and 2022, there were no shares of redeemable convertible preferred stock issued and outstanding.
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

Restructuring
Costs and liabilities associated with management-approved restructuring activities are recognized when they are incurred. One-time employee termination costs are recognized at the time of communication to employees, unless future service is required, in which case the costs are recognized over the future service period. Ongoing employee termination benefits are recognized as a liability when it is probable that a liability exists and the amount is reasonably estimable. Restructuring charges are recognized as an operating expense within the consolidated statements of operations and related liabilities are recorded within accrued expenses and other current liabilities on the consolidated balance sheets. The Company periodically evaluates and, if necessary, adjusts its estimates based on currently available information.
Recent Accounting Pronouncements Adopted
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

Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
United States	$2,875	$4,877	$6,251
International	11	11	332
Total revenue	$2,886	$4,888	$6,583
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the year ended December 31, 2022 was as follows (in millions):

Year Ended December 31, 2022

Beginning balance	$183
Addition to contract liabilities	1,807
Reduction of contract liabilities(1)(2)	(1,739)
Ending balance	$251
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
(2) Included in the beginning balance of contract liabilities was $68 million associated with unearned prepayments received by the Company, all of which was recognized as revenue during the year ended December 31, 2022. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.

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

	Year Ended December 31,
	2020	2021	2022
Beginning balance	$21	$43	$62
Capitalization of deferred contract costs	32	39	70
Amortization of deferred contract costs	(10)	(20)	(32)
Ending balance	$43	$62	$100
Deferred contract costs, current	$16	$25	$36
Deferred contract costs, non-current	27	37	64
Total deferred contract costs	$43	$62	$100
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Beginning balance	$2	$13	$39
Additions to the provision for expected credit losses	16	37	—
Write-offs charged against the allowance	(5)	(11)	(19)
Ending balance	$13	$39	$20
4. Acquisitions
Wolt Acquisition
On May 31, 2022, the Company completed the acquisition of 100 percent of the outstanding equity interests of Wolt Enterprises Oy (“Wolt”). The Company's aim is to accelerate its product development, increase its international scale, bring greater focus to its markets outside the United States, and improve the value provided to consumers, merchants, as well as Dashers around the world. The Company’s acquisition-related costs for the year ended December 31, 2022 were $48 million. All costs were recorded as general and administrative expenses on the Company’s consolidated statements of operations during the period in which they were incurred. The acquisition date fair value of the consideration transferred for Wolt was $2,838 million, which consisted of the following (in millions):

Fair Value

DoorDash Class A common stock	$2,705
Stock-based compensation awards (DoorDash options, RSUs, and revesting common stock) attributable to pre-combination services	133
Total consideration	$2,838
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
The total purchase consideration of the Wolt acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The Company recorded $1,994 million of goodwill which represents the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to the assembled workforce of Wolt and anticipated synergies from the future growth and strategic advantages in the global local commerce industry. The goodwill recorded in connection with the acquisition of Wolt is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimate and assumptions, and are considered preliminary and subject to change within the measurement period, including potential adjustments to sales tax balances and other liabilities, as additional information is received. During the three months period ended December 31, 2022, the Company recorded measurement period adjustments which had an immaterial impact on the total consideration and the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed. The Company expects to finalize the allocation of the purchase price as soon as practicable, but no later than one year from the acquisition date when the measurement period ends.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

May 31, 2022

Current assets	$272
Intangible assets	772
Goodwill	1,994
Other non-current assets	82
Current liabilities	(201)
Deferred tax liability, net	(34)
Other non-current liabilities	(47)
Total purchase price	$2,838
The following table sets forth the components of intangible assets acquired (in millions) and their estimated useful life as of the date of acquisition (in years):

	Estimated Useful Life	May 31, 2022

Merchant relationships	11	$236
Trademark	10	268
Existing technology	6	150
Customer relationships	3	107
Courier relationships	1	11
Total acquired intangible assets		$772
Existing technology represents the existing online and mobile Wolt platform for restaurant and grocery delivery and pickup orders. The merchant, customer, and courier relationships represent the fair value of the underlying relationships with merchants, such as restaurants and grocery stores, users of Wolt’s food and delivery services, and courier partners. The estimated fair values of the existing technology and trademarks were determined using a relief from royalty method. The fair values of the merchant, courier and customer relationships were determined using a replacement cost method. The Company expects to amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.
From the date of acquisition through December 31, 2022, the amount of revenue and net loss from Wolt included in the consolidated statements of operations were $259 million and $345 million, respectively.
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

	Year Ended December 31,
	2021	2022

Revenue	$5,128	$6,734
Net loss	$(1,039)	$(1,549)
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
The total purchase consideration was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the anticipated synergies from the future growth opportunities from the adoption of Bbot’s technology by the Company’s merchants. The goodwill recorded in connection with the acquisition of Bbot is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimate and assumptions, and are considered preliminary pending finalization of the valuation analyses pertaining to assets acquired and liabilities assumed, which primarily relate to acquired intangible assets. During the three months period ended December 31, 2022, the Company recorded measurement period adjustments which had an immaterial impact on the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed. The measurement period will end no later than one-year from the acquisition date.
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
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the periods presented were as follows (in millions):

Total
Balance as of December 31, 2020	$316
Addition	—
Balance as of December 31, 2021	316
Acquisitions	2,054
Balance as of December 31, 2022	$2,370

There was no goodwill impairment during the periods presented. See Note 4 – "Acquisitions" for further details of goodwill recorded.
Intangible assets, net consisted of the following as of December 31, 2021 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	7.0	$71	$(52)	$19
Merchant relationships	10.8	45	(8)	37
Courier relationships	—	1	(1)	—
Customer relationships	0.8	9	(6)	3
Trade name and trademarks	0.8	6	(4)	2
Balance as of December 31, 2021		$132	$(71)	$61
Intangible assets, net consisted of the following as of December 31, 2022 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	5.3	$236	$(88)	$148
Merchant relationships	10.0	294	(26)	268
Courier relationships	0.4	12	(7)	5
Customer relationships	2.4	119	(30)	89
Trade name and trademarks	9.4	277	(22)	255
Balance as of December 31, 2022		$938	$(173)	$765
Amortization expense associated with intangible assets was $51 million, $13 million, and $99 million for the years ended December 31, 2020, 2021 and 2022, respectively.
The estimated future amortization expense of intangible assets as of December 31, 2022 was as follows (in millions):

Year Ending December 31,	Amortization Expense
2023	$126
2024	122
2025	97
2026	80
2027	77
Thereafter	263
Total estimated future amortization expense	$765

6. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$544	$—	$—	$544
U.S. Treasury securities	—	50	—	50
Short-term marketable securities
Commercial paper	—	373	—	373
Corporate bonds	—	141	—	141
U.S. government agency securities	—	69	—	69
U.S. Treasury securities	—	670	—	670
Long-term marketable securities
Corporate bonds	—	114	—	114
U.S. government agency securities	—	49	—	49
U.S. Treasury securities	—	487	—	487
Total	$544	$1,953	$—	$2,497

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$886	$—	$—	$886
Commercial paper	—	3	—	3
Short-term marketable securities
Commercial paper	—	306	—	306
Corporate bonds	—	205	—	205
U.S. government agency securities	—	76	—	76
U.S. Treasury securities	—	957	—	957
Long-term marketable securities
Corporate bonds	—	145	—	145
U.S. government agency securities	—	44	—	44
U.S. Treasury securities	—	208	—	208
Total	$886	$1,944	$—	$2,830
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
Assets Measured at Fair Value on a Non-Recurring Basis
The Company’s non-marketable equity securities accounted for using the measurement alternative are recorded at fair value on a non-recurring basis. When indicators of impairment exist or observable price changes in a same or similar security from the same issuer occur, the respective non-marketable equity security would be classified within Level 3 of the fair value hierarchy because the valuation methods include a combination of the observable transaction price at the transaction date and other unobservable inputs.
During the years ended December 31, 2021 and 2022, the Company made investments in non-marketable equity securities of $409 million and $18 million, respectively, for equity securities of private companies including an investment of $395 million in preferred shares of a grocery delivery platform company during the year ended December 31, 2021. All those investments were accounted for using the measurement alternative, where the Company adjusts the value of the investments based on changes in value due to observable price changes for identical or similar securities of the investee or impairment.
The Company evaluates investments in non-marketable equity securities for impairment based on a qualitative assessment considering various impairment indicators. The Company determined impairment indicators existed as of December 31, 2022 for the investment in the grocery delivery platform company. A valuation was performed to calculate an equity value of the investee, using a market approach, which was then allocated to the preferred shares owned by the Company based on contractual rights and preferences using the option pricing model (“OPM”). The following table summarizes information about the significant unobservable inputs used in the OPM for the Company's investment as of December 31, 2022:

Key unobservable inputs
Volatility	60.0%
Estimated duration used in the OPM	3 years
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2021 and 2022 including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other income (expenses), net in the consolidated statements of operations (in millions):

	Year Ended December 31,
	2021	2022
Initial cost basis	$409	$427
Upward adjustments	—	9
Downward adjustments (including impairment)	—	(312)
Total carrying value at the end of reporting period	$409	$124
7. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2021
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$544	$—	$—	$544
U.S. Treasury securities	50	—	—	50
Short-term marketable securities
Commercial paper	373	—	—	373
Corporate bonds	141	—	—	141
U.S. government agency securities	69	—	—	69
U.S. Treasury securities	671	—	(1)	670
Long-term marketable securities
Corporate bonds	115	—	(1)	114
U.S. government agency securities	49	—	—	49
U.S. Treasury securities	489	—	(2)	487
Total	$2,501	$—	$(4)	$2,497

	December 31, 2022
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$886	$—	$—	$886
Commercial paper	3	—	—	3
Short-term marketable securities
Commercial paper	306	—	—	306
Corporate bonds	207	—	(2)	205
U.S. government agency securities	78	—	(2)	76
U.S. Treasury securities	970	—	(13)	957
Long-term marketable securities
Corporate bonds	146	—	(1)	145
U.S. government agency securities	44	—	—	44
U.S. Treasury securities	210	—	(2)	208
Total	$2,850	$—	$(20)	$2,830
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2021 and 2022.
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2021	December 31, 2022
Equipment for merchants	$160	$156
Computer equipment and software	47	68
Capitalized software and website development costs	288	591
Leasehold improvements	98	164
Office equipment	25	52
Construction in progress	31	74
Total	649	1,105
Less: Accumulated depreciation and amortization	(247)	(468)
Property and equipment, net	$402	$637
Depreciation expenses were $52 million, $80 million, and $113 million for the years ended December 31, 2020, 2021, and 2022, respectively.
The Company capitalized $61 million, $202 million, and $303 million in capitalized software and website development costs during the years ended December 31, 2020, 2021, and 2022, respectively. Capitalized software and website development costs are included in property and equipment, net on the consolidated balance sheets. Amortization of capitalized software and website development costs was $17 million, $63 million, and $157 million for the years ended December 31, 2020, 2021, and 2022, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2021	December 31, 2022
Litigation reserves	$107	$37
Sales tax payable and accrued sales and indirect taxes	167	194
Accrued operations related expenses	217	220
Accrued advertising	102	124
Dasher and merchant payable	424	702
Insurance reserves	143	418
Contract liabilities	183	251
Other	230	386
Total	$1,573	$2,332

8. Leases
The Company leases its facilities under non-cancelable lease agreements which expire between 2023 and 2035. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Under such arrangements, the Company recognizes a ROU asset and lease liability on the consolidated balance sheets. Lease costs are recognized on a straight-line basis over the non-cancelable lease term. Lease costs, net of sublease income, was $46 million, $66 million, and $86 million during the years ended December 31, 2020, 2021, and 2022, respectively.
The components of lease costs related to the Company’s operating leases included in the consolidated statements of operations for the periods presented were as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Operating lease cost	$40	$52	$81
Short-term lease cost	11	17	9
Sublease income	(5)	(3)	(4)
Total lease cost	$46	$66	$86
Lease terms and discount rates for operating leases were as follows:

	December 31, 2021	December 31, 2022
Weighted-average remaining lease term (in years)	9.77	8.08
Weighted-average discount rate	6.81%	6.39%
Supplemental cash flow and non-cash information was as follows (in millions):

	Year Ended December 31,
	2021	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$46	$75
ROU assets obtained in exchange for new lease liabilities
Operating leases	$164	$154
As of December 31, 2021 and 2022, the Company had entered into long term non-cancelable real estate lease contracts of $19 million and $21 million, respectively, for which leases have not yet commenced. Such leases are not included in the operating lease ROU assets and operating lease liabilities on the consolidated balance sheets.

As of December 31, 2022, the future minimum lease payments required under operating leases were as follows (in millions):

Year Ending December 31,	Amount
2023	$96
2024	98
2025	91
2026	84
2026	63
Thereafter	274
Total future minimum lease payments	706
Less: Lease not commenced	(21)
Less: Imputed interest	(157)
Less: Tenant improvement receivable	(17)
Present value of future minimum lease payments	$511
Future minimum sublease income as of December 31, 2022 is $8 million.
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
The Company is currently the subject of regulatory and administrative investigations, audits, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay model, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. Results of audits and related governmental action are inherently unpredictable and, as such, there is always the risk of an audit having a material impact on the Company's business, financial condition, and results of operations and the determination of a final assessment amount, and any related penalties, cannot currently be predicted with certainty but a loss at this time is not probable or estimable.
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
No liability associated with such indemnifications was recorded as of December 31, 2021 and 2022.
Non-cancelable Purchase Commitments
The Company has non-cancelable purchase commitments, which primarily relate to the purchase of onboarding, data processing, technology platform infrastructure, and advertising services. These purchase commitments are not recorded as liabilities on the consolidated balance sheets as of December 31, 2021 and 2022 as the Company has not yet received the related services. As of December 31, 2022, the future minimum payments under the Company’s non-cancelable purchase commitments were as follows (in millions):

Year Ending December 31,	Amount
2023	$172
2024	101
2025	9
Total future minimum payments	$282
Revolving Credit Facility and Letters of Credit
In November 2019, the Company entered into a revolving credit and guaranty agreement which provided for a $300 million unsecured revolving credit facility maturing on November 19, 2024. In August 2020, the Company amended and restated the revolving credit and guaranty agreement to provide for $100 million of incremental revolving loan commitments, effective upon consummation of the Company's IPO, for total revolving commitments of $400 million. The amendment and restatement also extended the maturity date for the revolving credit facility from November 19, 2024 to August 7, 2025. Loans under the credit facility, as further amended on October 31, 2022, bear interest, at the Company’s option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted SOFR rate for a one-month interest period plus 1.00%, or

(ii) an adjusted SOFR rate (based on an interest period of one, three, or six months) plus a margin equal to 1.00%. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee of 0.10%. The credit agreement contains customary affirmative covenants, such as financial statement reporting requirements and restrictions on the use of proceeds, as well as customary negative covenants that restrict its ability and its subsidiaries’ ability to, among other things, incur additional indebtedness, incur liens, declare cash dividends or make certain other distributions, merge or consolidate with other companies or sell substantially all of its assets, make investments, loans and acquisitions, and engage in transactions with affiliates.
As of December 31, 2021 and 2022, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2021 and 2022, no revolving loans were outstanding under the credit facility.
The Company maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2021 and 2022, the Company had $60 million and $132 million of issued letters of credit outstanding, respectively, of which $39 million and $99 million were issued under the revolving credit and guaranty agreement.
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
The following table summarizes the redeemable convertible preferred stock outstanding immediately prior to the conversion into common stock, and the rights and preferences of the Company’s respective series preceding the Company’s IPO in December 2020 (in millions, except share amounts which are reflected in thousands, and per share data):

Series	Shares Authorized	Shares Issued and Outstanding	Issuance Price		Per Share Conversion Price	Aggregate Liquidation Preference	Carrying Value
Series A-1	13,330	13,330	$0.15		$0.15	$2	$7
Series A	27,159	27,159	$0.73		$0.73	20	20
Series B	7,925	7,925	$5.68		$5.48	45	45
Series C	26,839	26,839	$4.79		$4.79	128	128
Series D	98,008	98,008	$5.51	(1)	$5.51	540	535
Series E	18,055	18,055	$13.85		$13.85	250	250
Series F	18,186	18,186	$22.48		$22.48	409	476
Series G	21,165	21,165	$37.94		$37.94	803	803
Series H	9,351	8,316	$45.91		$45.91	382	382
Total	240,018	238,983				$2,579	$2,646

(1) The issuance price for Series D redeemable convertible preferred stock was $5.50688, except for shares issued via the conversion of certain of the outstanding convertible promissory notes issued in 2017, for which the conversion price was $4.78778 per share.

12. Common Stock
Stock Repurchase Program
In May 2022, the Company authorized the repurchase of up to $400 million of the Company’s Class A common stock. During the year ended December 31, 2022, the Company repurchased 5.6 million shares of its Class A common stock at a weighted average price of $71.84 per share for a total amount of $400 million. The shares were retired immediately upon repurchase.
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
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested restricted stock as of December 31, 2021	—
Granted	568	$76.91
Vested	(93)	$76.91
Forfeited	(3)	$76.91
Unvested restricted stock as of December 31, 2022	472
Common Stock Reserved for Future Issuance
The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis (in thousands):

	December 31, 2021	December 31, 2022
Stock options issued and outstanding under the 2014 Plan and Inducement Plan	19,115	16,021
RSUs outstanding under the 2014 Plan, 2020 Plan and Inducement Plan	27,556	45,131
Remaining shares available for future issuance	42,196	39,995
Shares available for issuance under the 2020 Employee Stock Purchase Plan	6,499	6,499
Total	95,366	107,646
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
2022 Inducement Equity Incentive Plan
In May 2022, the Company's board of directors adopted the 2022 Inducement Equity Incentive Plan (the “Inducement Plan”), pursuant to which the Company reserved 9,760,000 shares of Class A common stock to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company, as a material inducement to the individual’s entry into employment with the Company. The Inducement Plan permits the grant of nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares. Shares that actually have been issued under the Inducement Plan under any award will not be returned to the Inducement Plan and will not become available for future distribution under the Inducement Plan; however, if shares issued pursuant to awards of restricted stock, RSUs, performance shares or performance units are repurchased by the Company or are forfeited to the Company due to failure to vest, such shares will become available for future grant under the Inducement Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award will become available for future grant or sale under the Inducement Plan. The exercise price, term, and any other terms and conditions of the options granted under the Inducement Plan will be determined by the administrator of the plan.
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
The Company recorded $12 million, $112 million and $112 million of stock-based compensation expense related to the CEO Performance Award during the years ended December 31, 2020, 2021, and 2022, respectively. As of December 31, 2022, unrecognized stock-based compensation expense related to the CEO Performance Award was $177 million.

Stock Award Activities
A summary of activity under the 2014 Plan, 2020 Plan and Inducement Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	19,115	$2.60	4.59	$2,797
Assumed via acquisition	1,710	$4.11
Granted	—	$—
Exercised	(4,780)	$2.30		451
Cancelled and forfeited	(24)	$4.09
Balance as of December 31, 2022	16,021	$2.84	3.48	$737
Exercisable as of December 31, 2022	15,676	$2.80	3.47	$721
Vested and expected to vest as of December 31, 2022	16,021	$2.84	3.48	$737
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the NYSE as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2021, and 2022 was $129 million, $2.3 billion, and $451 million, respectively. The weighted-average grant date fair value of stock assumed via acquisition during the year ended December 31, 2022 was $72.99 per share. There were no stock options granted during the years ended December 31, 2020, 2021 and 2022.
The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2021	27,518		$4,097
Assumed via acquisition	1,396	$76.91
Granted	29,647	$74.03
Vested	(316)	$83.02
Vested and settled	(9,998)	$81.06
Forfeited	(3,442)	$113.80
Unvested RSUs as of December 31, 2022	44,805		$2,167
The aggregate intrinsic value disclosed in the above table is based on the closing price on the NYSE as of the respective period-end dates. The weighted-average fair value per share of RSUs granted and assumed via acquisition during the years ended December 31, 2020, 2021, and 2022 was $56.27, $170.42, and $74.16, respectively.
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
There were no stock options granted during the years ended December 31, 2020, 2021 and 2022, except for the options assumed via acquisition. The assumptions used to estimate the fair value of stock options assumed via acquisition for the periods presented were as follows:

	Year Ended December 31,
	2020	2021	2022

Expected volatility	—	—	69.13%
Risk-free rate	—	—	2.29%
Dividend yield	—	—	—
Expected term (in years)	—	—	1.69
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Cost of revenue, exclusive of depreciation and amortization	$31	$46	$102
Sales and marketing	37	52	98
Research and development	171	182	365
General and administrative	83	206	313
Restructuring charges	—	—	11
Total stock-based compensation expense	$322	$486	$889
As of December 31, 2022, there was $12 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.77 years.
As of December 31, 2022, there was $2.6 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award. The Company expects to recognize this expense over the remaining weighted-average period of 2.92 years.
2020 Employee Stock Purchase Plan
The Company's board of directors adopted, and the Company's stockholders approved, the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective on the business day immediately prior to the effectiveness of the IPO. A total of 6,498,600 shares of Class A common stock were initially reserved for sale under the ESPP. The number of shares of Class A common stock available for issuance under the ESPP will be increased on the first day of each fiscal year beginning with the fiscal year following the fiscal year in which the first enrollment date (if any) occurs equal to the least of (i) 6,498,600 shares of Class A common stock, (ii) one and one-half percent (1.5%) of the outstanding shares of all classes of common stock on the last day of the immediately preceding fiscal year, or (iii) an amount determined by the administrator of the ESPP.
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
As of December 31, 2021 and 2022, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.
13. Income Taxes
The U.S. and foreign components of loss before income taxes were as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
United States	$(463)	$(461)	$(991)
Foreign	5	(2)	(408)
Loss before income taxes	$(458)	$(463)	$(1,399)

The components of the provision for (benefit from) income taxes were as follows (in millions):

	Year Ended December 31,
	2020	2021	2022
Current
Federal	$—	$—	$—
State	3	3	—
Foreign	—	1	4
Total current tax expenses	$3	$4	$4
Deferred
Federal	(1)	1	—
State	—	1	1
Foreign	1	(1)	(36)
Total deferred tax expenses (benefit)	—	1	(35)
Total provision for (benefit from) income taxes	$3	$5	$(31)
The Company's provision for income taxes primarily consisted of U.S. federal and state income tax, as well as income taxes related to non-U.S. operations. The benefit from income taxes was primarily driven by the losses generated in non-U.S. jurisdictions for which a tax benefit can be realized, and the tax effects of deductible stock-based compensation for certain foreign jurisdictions, offset by state income taxes.
The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate was as follows:

	Year Ended December 31,
	2020	2021	2022
Federal tax at statutory rate	21%	21%	21%
State tax, net of federal benefit	3	4	3
Change in valuation allowance	(21)	(225)	(18)
Stock-based compensation	(2)	155	(1)
Research and development credits	3	46	(2)
Non-deductible expenses	(3)	(1)	(1)
Non-deductible interest expenses	(2)	(1)	—
Worthless stock deduction	—	—	1
Other	—	—	(1)
Benefit from (provision for) income taxes	(1)%	(1)%	2%
In general, it is the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2022, the Company has not made a provision for U.S. or additional foreign withholding taxes on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are indefinitely reinvested. Generally, such amounts become subject to taxation upon the remittance of dividends and under certain other circumstances. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

The significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2021	2022
Deferred tax assets
Accruals and reserves	$104	$132
Stock-based compensation	36	74
Tax credits carryforward	237	209
Operating lease liabilities	101	115
Capitalized research and development	—	619
Net operating loss carryforward	1,050	660
Other	—	88
Total gross deferred tax assets	1,528	1,897
Less: Valuation allowance	(1,398)	(1,655)
Total deferred tax assets net of valuation allowance	130	242
Deferred tax liabilities
Property and equipment and intangible assets	(36)	(134)
ROU assets	(83)	(94)
Deferred contract costs	(15)	(17)
Total gross deferred tax liabilities	(134)	(245)
Net deferred tax liabilities	$(4)	$(3)
During 2022, the Company effectuated certain tax-planning actions which reduced the amount of net operating losses generated in 2021 by $2.4 billion with a corresponding increase to other deferred tax assets which will reverse in future periods. These tax-planning actions did not result in additional income tax liability for 2021.
The Company accounts for deferred taxes under ASC 740, Income Taxes, which requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically based on the ASC 740 more-likely-than-not realization threshold criterion. This assessment considers matters such as future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The evaluation of the recoverability of the deferred tax assets requires that the Company weigh all positive and negative evidence to reach a conclusion that it is more likely than not that all or some portion of the deferred tax assets will not be realized. The weight given to the evidence is commensurate with the extent to which it can be objectively verified. Due to the lack of earnings history, the Company's deferred tax assets have been fully offset by a valuation allowance, with the exception of certain foreign jurisdictions. Overall, the valuation allowance increased by $97 million, $1.0 billion and $257 million in the years ended December 31, 2020, 2021 and 2022, respectively.
As of December 31, 2022, the Company had accumulated federal and state net operating loss carryforwards of $2.1 billion and $1.6 billion, respectively. Of the $2.1 billion of federal net operating losses, $2.0 billion is carried forward indefinitely. Of the $1.6 billion of state net operating losses, $342 million is carried forward indefinitely. The remaining federal and state net operating loss carryforwards will begin to expire in 2036 and 2024, respectively. As of December 31, 2022, the Company had foreign net operating loss carryforwards of $692 million that begin to expire in 2025.
The Company also had $181 million and $102 million of federal and state research and development tax credit carryforwards, respectively, as of December 31, 2022. The federal research and development tax credits expire in varying amounts starting in 2033. The California research credits do not expire and may be carried forward indefinitely.
The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be limited in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code of 1986, as amended, and similar state tax law. Based on the most recent analysis, the Company does not anticipate a current limitation on the tax attributes.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is included in the table below (in millions):

	Year Ended December 31,
	2020	2021	2022
Unrecognized tax benefits at beginning of year	$7	$7	$69
Increases related to current year tax positions	3	62	19
Decreases related to prior year tax positions	(3)	—	(19)
Unrecognized tax benefits at end of year	$7	$69	$69
The Company had $69 million of gross unrecognized tax benefits as of December 31, 2022, the majority of which would not affect its effective tax rate if recognized due to the Company's valuation allowance. The majority of gross unrecognized tax benefits relate to income tax positions which, if recognized, would be in the form of additional deferred tax assets that would be offset by a valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2022 will significantly increase or decrease within the next 12 months.
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within provision for income taxes, which were immaterial for the periods presented.
The Company files U.S. federal and state income tax returns in the United States federal jurisdiction as well as foreign jurisdictions. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities to the extent utilized in a future period. The material jurisdictions in which the Company is subject to potential examination include the United States and Finland. The Company’s 2016 and subsequent tax years remain open to examination by the U.S. Internal Revenue Service, 2017 and subsequent tax years remain open to examination in Finland.
14. Net Loss per Share Attributable to DoorDash, Inc. Common Stockholders
The Company computes net loss per share using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses.
The following table sets forth the calculation of basic and diluted net loss per share attributable to common stockholders during the periods presented. The shares issued in the IPO and the shares of Class A common stock issued upon conversion of the outstanding shares of redeemable convertible preferred stock in the IPO, as well as vested RSUs that have not been settled are included in the table below weighted for the period outstanding in the years ended December 31, 2020, 2021 and 2022 (in millions, except share amounts which are reflected in thousands, and per share data):

	Year Ended December 31,
	2020		2021		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Net loss including redeemable non-controlling interests	$(446)	$(15)	$(424)	$(44)	$(1,260)	$(108)
Less: Net loss attributable to redeemable non-controlling interests	—	—	—	—	(3)	—
Net loss attributable to DoorDash, Inc. common stockholders	$(446)	$(15)	$(424)	$(44)	$(1,257)	$(108)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	60,422	1,968	305,500	31,347	342,015	29,398
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(7.39)	$(7.39)	$(1.39)	$(1.39)	$(3.68)	$(3.68)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	As of December 31,
	2020	2021	2022
Stock options to purchase common stock	33,802	19,115	16,021
Unvested restricted stock and restricted stock units	28,366	27,518	45,172
Convertible promissory notes	2,595	—	—
Escrow shares	—	—	2,012
Total	64,763	46,633	63,205
15. Employee Benefit Plans
401(k) Plan
The Company has a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, eligible and participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. The Company did not make contributions for eligible employees for any of the periods presented.
Defined Benefit Plan
Employees based in Finland are covered under the Finnish Employees’ Pension Act (“TyEL”). TyEL is a statutory private sector pension act that is partly funded and paid through a pay-as-you-go pool. The Old-age Pension and Disability Pension benefits of TyEL are classified as postretirement benefits under defined benefit plan accounting standards and based on an actuarial valuation. The Old-age Pension liability for active employees includes the effect of future salary increases. The Disability Pension liability for active employees is based on employees' total salary two years before the fiscal year.
Net periodic benefit cost is reflected in the accompanying consolidated statements of operations. Service cost is reflected in total costs and expenses. Other components of net periodic benefit cost, including interest cost and amortization of actuarial gains and losses, is included in other (expense) income, net. Actuarial gains and losses resulting from remeasurement are initially recognized in accumulated other comprehensive income and subsequently recognized in the consolidated statements of operations.
16. Variable Interest Entities
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
As of December 31, 2022, the total assets and liabilities of the JV included on the consolidated balance sheets were $68 million and $17 million respectively.
The JV’s assets may only be used to settle the JV’s obligations and may not be used for other consolidated entities. The JV’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.
As of December 31, 2022, the minority shareholder’s ownership in the JV is classified as redeemable non-controlling interest, because it is redeemable on an event that is not solely in the Company’s control. The redeemable non-controlling interest is not accreted to redemption value because it is currently not probable that the non-controlling interest will become redeemable. Total redeemable non-controlling interest was $14 million as of December 31, 2022. Net loss attributable to redeemable non-controlling interest was $3 million for the year ended December 31, 2022.
17. Restructuring
On November 30, 2022, the Company committed to a reduction in workforce (the “Plan”) intended to better align the Company’s talent with its strategic priorities and to improve operating efficiency. The Plan included the elimination of approximately 1,250 positions across the Company, or approximately 7% of the Company’s current employee workforce at such time. The Company expects that it will incur $82 million in restructuring charges in connection with the Plan, consisting of separation-related payments and other termination benefit costs.
During the year ended December 31, 2022, the Company recognized $82 million in restructuring charges, consisting of $68 million related to cash expenditures for separation-related payments, benefits, and related taxes, $17 million in stock-based compensation related to equity compensation, which was partially offset by a $6 million benefit related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards, and $3 million non-cash expense related to the acceleration of prepaid compensation for employees who were terminated. These expenses are included in restructuring charges in the Company’s consolidated statements of operations, and unpaid amounts are included in accrued expenses and other current liabilities on its consolidated balance sheets.
The Company expects that most cash payments and expenses related to the Plan will be completed by the end of the first quarter of 2023.
The following table summarizes the total amount incurred and accrued related to these restructuring activities (in millions):

Workforce reduction costs

Accrued restructuring as of January 1, 2022	$—
Restructuring charges incurred during the year	82
Cash payments	(17)
Non-cash settlements and other adjustments	(14)
Accrued restructuring as of December 31, 2022	$51
In addition to the Plan described above, there were other restructuring charges of $10 million arising from other restructuring activities in 2022. As of December 31, 2022, the liabilities related to these restructuring activities were immaterial.
18. Subsequent Events
In February 2023, the Company announced the authorization of a share repurchase program for the repurchase of shares of Class A common stock, in an aggregate amount up to $750 million. This program is in addition to the prior repurchase program for the repurchase of $400 million shares of Class A common stock, which was completed in the third quarter of 2022. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer (“certifying officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our certifying officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the oversight of our Board of Directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management's evaluation of internal control over financial reporting excluded Bbot, LLC ("Bbot") and Wolt, which we acquired on March 1, 2022 and June 1, 2022, respectively. Total assets (excluding acquired goodwill and intangible assets) and total revenues related to Bbot and Wolt collectively represented approximately 5% and 4% of our consolidated total assets and total revenues as of and for the year ended December 31, 2022, respectively.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2022.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2022.

Part IV
Item 15. Exhibits and Financial Statement Schedules
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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated November 9, 2021, by and among DoorDash, Inc., Wolt Enterprises Oy, the Sellers and Mikko Kuusi, as the Securityholder Representative.	S-4	333-261844	2.1	December 22, 2021
2.2	Amendment to the Share Purchase Agreement, dated as of April 9, 2022, by and among DoorDash, Inc., Wolt Enterprises Oy and Mikko Kuusi, as the Securityholder Representative.	8-K	001-39759	2.1	April 14, 2022
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K	001-39759	3.1	March 5, 2021
3.2	Certificate of Change of Registered Agent.
3.3	Amended and Restated Bylaws of the registrant.
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-250056	4.1	November 13, 2020
4.2	Seventh Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of June 17, 2020.	S-1	333-250056	4.2	November 13, 2020
4.3	Description of Capital Stock.	10-K	001-39759	4.3	March 5, 2021
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-250056	10.1	November 13, 2020
10.2+	DoorDash, Inc. 2020 Equity Incentive Plan and related form agreements.	S-1/A	333-250056	10.2	November 30, 2020
10.3+	DoorDash, Inc. 2020 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-250056	10.3	November 30, 2020
10.4+	DoorDash, Inc. 2022 Inducement Equity Incentive Plan and related form agreements.	S-8	333-265306	99.1	May 31, 2022
10.5+	DoorDash, Inc. 2014 Stock Plan, as amended, and related form agreements.	S-1	333-250056	10.4	November 13, 2020
10.6+	Executive Change in Control and Severance Plan.	S-1	333-250056	10.5	November 13, 2020
10.7+	Executive Incentive Compensation Plan.	S-1	333-250056	10.6	November 13, 2020
10.8+	Outside Director Compensation and Equity Ownership Policy.	S-1/A	333-250056	10.7	November 30, 2020
10.9+	Confirmatory Employment Letter between the registrant and Tony Xu, dated as of October 23, 2020.	S-1/A	333-250056	10.8	November 30, 2020

10.10+	Confirmatory Employment Letter between the registrant and Christopher Payne, dated as of October 23, 2020.	S-1/A	333-250056	10.9	November 30, 2020
10.11+	Confirmatory Employment Letter between the registrant and Prabir Adarkar, dated as of October 23, 2020.	S-1/A	333-250056	10.10	November 30, 2020
10.12+	Confirmatory Employment Letter between the registrant and Keith Yandell, dated as of October 23, 2020.	S-1/A	333-250056	10.11	November 30, 2020
10.13+	Employment Letter between the registrant and Tia Sherringham, dated as of May 3, 2022.	10-Q	001-39759	10.1	May 6, 2022
10.14+	DoorDash, Inc. 2014 Stock Plan Restricted Unit Agreement between the registrant and Tony Xu, dated as of November 24, 2020.	S-1/A	333-250056	10.14	November 30, 2020
10.15	Form of Exchange Agreement among the registrant, each of Tony Xu, Andy Fang, and Stanley Tang, and certain related entities.	S-1	333-250056	10.15	November 13, 2020
10.16	Form of Equity Exchange Right Agreement between the registrant and each of Tony Xu, Andy Fang, and Stanley Tang.	S-1	333-250056	10.16	November 13, 2020
10.17	Amended and Restated Revolving Credit and Guaranty Agreement among the registrant, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of August 7, 2020.	S-1	333-250056	10.17	November 13, 2020
10.18
Amendment Agreement, dated as of October 31, 2022, relating to the Amended and Restated Revolving Credit and Guaranty Agreement among the registrant, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of August 7, 2022.

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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.
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
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 24th day of February, 2023.

DOORDASH, INC.

By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tony Xu, Prabir Adarkar, and Tia Sherringham, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony Xu	Chief Executive Officer and Director	February 24, 2023
Tony Xu	(Principal Executive Officer)

/s/ Prabir Adarkar	Chief Financial Officer	February 24, 2023
Prabir Adarkar	(Principal Financial Officer)

/s/ Gordon Lee	Chief Accounting Officer	February 24, 2023
Gordon Lee	(Principal Accounting Officer)

/s/ Shona L. Brown	Director	February 24, 2023
Shona L. Brown

/s/ L. John Doerr	Director	February 24, 2023
L. John Doerr

/s/ Andy Fang	Director	February 24, 2023
Andy Fang

/s/ Alfred Lin	Director	February 24, 2023
Alfred Lin

/s/ Stanley Meresman	Director	February 24, 2023
Stanley Meresman

/s/ Elinor Mertz	Director	February 24, 2023
Elinor Mertz

/s/ Greg Peters	Director	February 24, 2023
Greg Peters

/s/ Stanley Tang	Director	February 24, 2023
Stanley Tang