Form 10-Q
period 2023-03-31
DoorDash, Inc.
filed 2023-05-05
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The registrant had outstanding 360,917,530 shares of Class A common stock, 27,646,840 shares of Class B common stock, and no shares of Class C common stock as of April 30, 2023.

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
•our ability to successfully integrate and realize the benefits of acquisitions, strategic partnerships, joint ventures and investments;
•the increased expenses associated with being a public company; and
•the impact of a public health threat on global capital and financial markets, general economic conditions in the United States, and our business and operations.
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2022	March 31, 2023

Assets
Current assets:
Cash and cash equivalents	$1,977	$1,833
Short-term marketable securities	1,544	1,573
Funds held at payment processors	441	290
Accounts receivable, net	400	382
Prepaid expenses and other current assets	358	509
Total current assets	4,720	4,587
Long-term restricted cash	211	278
Long-term marketable securities	397	314
Operating lease right-of-use assets	436	414
Property and equipment, net	637	656
Intangible assets, net	765	743
Goodwill	2,370	2,403
Non-marketable equity securities	124	125
Other assets	129	126
Total assets	$9,789	$9,646
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$157	$208
Operating lease liabilities	55	55
Accrued expenses and other current liabilities	2,332	2,388
Total current liabilities	2,544	2,651
Operating lease liabilities	456	437
Other liabilities	21	27
Total liabilities	3,021	3,115
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	14	13
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2022 and March 31, 2023, 363,299 and 362,028 Class A shares issued and outstanding as of December 31, 2022 and March 31, 2023, respectively; 200,000 Class B shares authorized as of December 31, 2022 and March 31, 2023, 28,172 and 27,728 Class B shares issued and outstanding as of December 31, 2022 and March 31, 2023, respectively; 2,000,000 Class C shares authorized as of December 31, 2022 and March 31, 2023, zero Class C shares issued and outstanding as of December 31, 2022 and March 31, 2023	—	—
Additional paid-in capital	10,633	10,900
Accumulated other comprehensive (loss) income	(33)	18
Accumulated deficit	(3,846)	(4,400)
Total stockholders’ equity	6,754	6,518
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$9,789	$9,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2023

Revenue	$1,456	$2,035
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	763	1,069
Sales and marketing	414	496
Research and development	148	231
General and administrative	245	285
Depreciation and amortization	59	123
Restructuring charges	—	2
Total costs and expenses	1,629	2,206
Loss from operations	(173)	(171)
Interest income	1	28
Interest expense	—	(1)
Other income (expense), net	5	(1)
Loss before income taxes	(167)	(145)
Provision for income taxes	—	17
Net loss including redeemable non-controlling interests	(167)	(162)
Less: net loss attributable to redeemable non-controlling interests	—	(1)
Net loss attributable to DoorDash, Inc. common stockholders	$(167)	$(161)
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(0.48)	$(0.41)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	349,219	390,397
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2023

Net loss including redeemable non-controlling interests	$(167)	$(162)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustments	—	42
Change in unrealized loss on marketable securities	(10)	9
Total other comprehensive (loss) income, net of tax	(10)	51
Comprehensive loss including redeemable non-controlling interests	(177)	(111)
Less: Comprehensive loss attributable to redeemable non-controlling interests	—	(1)
Comprehensive loss attributable to DoorDash, Inc. common stockholders	$(177)	$(110)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2021	$—	346,512	$—	$6,752	$(2,081)	$(4)	$4,667
Issuance of common stock upon settlement of restricted stock units	—	1,915	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	2,686	—	5	—	—	5
Stock-based compensation	—	—	—	157	—	—	157
Other comprehensive loss	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	(167)	—	(167)
Balances as of March 31, 2022	$—	351,113	$—	$6,914	$(2,248)	$(14)	$4,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2022	$14	391,471	$—	$10,633	$(3,846)	$(33)	$6,754
Issuance of common stock upon settlement of restricted stock units	—	3,322	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,724	—	2	—	—	2
Stock-based compensation	—	—	—	265	—	—	265
Other comprehensive income	—	—	—	—	—	51	51
Repurchase and retirement of common stock	—	(6,761)	—	—	(393)	—	(393)
Net loss	(1)	—	—	—	(161)	—	(161)
Balances as of March 31, 2023	$13	389,756	$—	$10,900	$(4,400)	$18	$6,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2023
Cash flows from operating activities
Net loss including redeemable non-controlling interests	$(167)	$(162)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	59	123
Stock-based compensation	129	230
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	16	32
Other	3	4
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Funds held at payment processors	30	151
Accounts receivable, net	25	17
Prepaid expenses and other current assets	(68)	(75)
Other assets	(23)	(8)
Accounts payable	34	61
Accrued expenses and other current liabilities	(44)	51
Payments for operating lease liabilities	(14)	(32)
Other liabilities	—	5
Net cash (used in) provided by operating activities	(20)	397
Cash flows from investing activities
Purchases of property and equipment	(32)	(39)
Capitalized software and website development costs	(39)	(42)
Purchases of marketable securities	(656)	(434)
Maturities of marketable securities	351	504
Sales of marketable securities	201	2
Net cash used in acquisitions	(71)	—
Other investing activities	—	(1)
Net cash used in investing activities	(246)	(10)
Cash flows from financing activities
Proceeds from exercise of stock options	5	2
Repurchase of common stock	—	(392)
Net cash provided by (used in) financing activities	5	(390)
Foreign currency effect on cash, cash equivalents, and restricted cash	1	1
Net decrease in cash, cash equivalents, and restricted cash	(260)	(2)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	2,506	2,188
Cash, cash equivalents, and restricted cash, end of period	$2,246	$2,186
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,243	$1,833
Restricted cash included in prepaid expenses and other current assets	—	75
Long-term restricted cash	3	278
Total cash, cash equivalents, and restricted cash	$2,246	$2,186
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$33	$27
Stock-based compensation included in capitalized software and website development costs	$28	$35
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
The Company operates a local commerce platform that connects merchants, consumers, and Dashers. The Company's primary offerings are the DoorDash Marketplace and the Wolt Marketplace (together, the "Marketplaces"), which together operate in over 25 countries across the globe. The Marketplaces provide a suite of services that enable merchants to establish an online presence, generate demand, seamlessly transact with consumers, and fulfill orders primarily through independent contractors who use the Company’s platform to deliver orders (“Dashers”). As part of the Marketplaces, the Company also offers Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Work, which provides merchants on the Company’s platform with large group orders and catering orders for businesses and events. The DoorDash Marketplace also includes DashPass and the Wolt Marketplace includes Wolt+. DashPass and Wolt+ are the Company’s membership products, which provide members with unlimited access to eligible merchants with zero delivery fees and reduced service fees on eligible orders.
In addition to the Marketplaces, the Company offers Platform Services, which primarily includes DoorDash Drive and Wolt Drive (together, "Drive"), which are white-label delivery fulfillment services that enable merchants that have generated consumer demand through their own channels to fulfill this demand using the Company’s platform. Platform Services also includes DoorDash Storefront ("Storefront"), which enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or fulfillment capabilities, and Bbot, which offers merchants solutions for their in-store and online channels, including in-store digital ordering and payments.
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
These unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. They should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of the results for a full year.
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

Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the year ended December 31, 2022.
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
Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended March 31,
	2022	2023

United States	$1,445	$1,846
International	11	189
Total revenue	$1,456	$2,035
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the three months ended March 31, 2023 was as follows (in millions):

Three Months Ended March 31, 2023
Beginning balance	$251
Addition to contract liabilities	524
Reduction of contract liabilities(1)(2)	(546)
Ending balance	$229
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
(2) Included in the beginning balance of contract liabilities was $129 million associated with unearned prepayments received by the Company, of which $70 million was recognized as revenue during the three months ended March 31, 2023. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.
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

	Three Months Ended March 31,
	2022	2023

Beginning balance	$62	$100
Addition to deferred contract costs	13	17
Amortization of deferred contract costs	(6)	(10)
Ending balance	$69	$107
Deferred contract costs, current	$27	$39
Deferred contract costs, non-current	42	68
Total deferred contract costs	$69	$107
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Three Months Ended March 31,
	2022	2023

Beginning balance	$39	$20
Additions to the provision for expected credit losses	2	—
Write-offs charged against the allowance	(4)	(3)
Ending balance	$37	$17
4. Acquisitions
Wolt Acquisition
On May 31, 2022, the Company completed the acquisition of 100 percent of the outstanding equity interests of Wolt Enterprise Oy (“Wolt”). The Company's aim is to accelerate its product development, increase its international scale, bring greater focus to its markets outside the United States, and improve the value provided to consumers, merchants, as well as Dashers around the world. The Company’s acquisition-related costs were $48 million and all costs were recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations during the period in which they were incurred. The acquisition date fair value of the consideration transferred for Wolt was $2,838 million, which consisted of the following (in millions):

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

The total purchase consideration of the Wolt acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The Company recorded $1,997 million of goodwill which represents the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to the assembled workforce of Wolt and anticipated synergies from the future growth and strategic advantages in the global local commerce industry. The goodwill recorded in connection with the acquisition of Wolt is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimate and assumptions, and are considered preliminary and subject to change within the measurement period, including potential adjustments to sales tax balances and other liabilities, as additional information is received. The Company expects to finalize the allocation of the purchase price as soon as practicable, but no later than one year from the acquisition date when the measurement period ends.
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

May 31, 2022

Current assets	$272
Intangible assets	772
Goodwill	1,997
Other non-current assets	82
Current liabilities	(204)
Deferred tax liability, net	(34)
Other non-current liabilities	(47)
Total purchase price	$2,838
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
The total purchase consideration was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the anticipated synergies from the future growth opportunities from the adoption of Bbot’s technology by the Company’s merchants. The fair value of assets acquired and liabilities assumed are based on management’s best estimate and assumptions, including a valuation from an independent third-party valuation firm.
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
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the three months ended months ended March 31, 2023 were as follows (in millions):

Total

Balance as of December 31, 2022	$2,370
Goodwill measurement period adjustment	3
Effects of foreign currency translation	30
Balance as of March 31, 2023	$2,403
Intangible assets, net consisted of the following as of December 31, 2022 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	5.3	$236	$(88)	$148
Merchant relationships	10.0	294	(26)	268
Courier relationships	0.4	12	(7)	5
Customer relationships	2.4	119	(30)	89
Trade name and trademarks	9.4	277	(22)	255
Balance as of December 31, 2022		$938	$(173)	$765
Intangible assets, net consisted of the following as of March 31, 2023 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	5.1	$238	$(95)	$143
Merchant relationships	9.8	297	(33)	264
Courier relationships	0.2	12	(10)	2
Customer relationships	2.2	121	(40)	81
Trade name and trademarks	9.1	282	(29)	253
Balance as of March 31, 2023		$950	$(207)	$743

Amortization expense associated with intangible assets was $3 million and $33 million for the three months ended March 31, 2022 and 2023, respectively.
The estimated future amortization expense of intangible assets as of March 31, 2023 was as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2023	$94
2024	123
2025	99
2026	81
2027	79
Thereafter	267
Total estimated future amortization expense	$743
6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$886	$—	$—	$886
Commercial paper	—	3	—	3
Short-term marketable securities
Commercial paper	—	306	—	306
Corporate bonds	—	205	—	205
U.S. government agency securities	—	76	—	76
U.S. Treasury securities	—	957	—	957
Long-term marketable securities
Corporate bonds	—	145	—	145
U.S. government agency securities	—	44	—	44
U.S. Treasury securities	—	208	—	208
Total	$886	$1,944	$—	$2,830

	March 31, 2023
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$825	$—	$—	$825
Commercial paper	—	20	—	20
U.S. Treasury securities	—	10	—	10
Short-term marketable securities
Commercial paper	—	283	—	283
Corporate bonds	—	194	—	194
U.S. government agency securities	—	170	—	170
U.S. Treasury securities	—	926	—	926
Long-term marketable securities
Corporate bonds	—	144	—	144
U.S. government agency securities	—	46	—	46
U.S. Treasury securities	—	124	—	124
Total	$825	$1,917	$—	$2,742

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
The Company's investments in non-marketable equity securities were accounted for using the measurement alternative, where the Company adjusts the value of the investments based on changes in value due to observable price changes for identical or similar securities of the investee or impairment. In the three months ended March 31, 2022 and 2023, the Company did not record any material upward or downward adjustments or impairments on its non-marketable equity securities.
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2022 and March 31, 2023, including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other income (expenses), net in the condensed consolidated statements of operations during the period in which they were incurred (in millions):

	December 31, 2022	March 31, 2023
Initial cost basis	$427	$428
Upward adjustments	9	9
Downward adjustments (including impairment)	(312)	(312)
Total carrying value at the end of reporting period	$124	$125

7. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2022
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$886	$—	$—	$886
Commercial paper	3	—	—	3
Short-term marketable securities
Commercial paper	306	—	—	306
Corporate bonds	207	—	(2)	205
U.S. government agency securities	78	—	(2)	76
U.S. Treasury securities	970	—	(13)	957
Long-term marketable securities
Corporate bonds	146	—	(1)	145
U.S. government agency securities	44	—	—	44
U.S. Treasury securities	210	—	(2)	208
Total	$2,850	$—	$(20)	$2,830

	March 31, 2023
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$825	$—	$—	$825
Commercial paper	20	—	—	20
U.S. Treasury securities	10	—	—	10
Short-term marketable securities
Commercial paper	283	—	—	283
Corporate bonds	195	—	(1)	194
U.S. government agency securities	171	—	(1)	170
U.S. Treasury securities	934	—	(8)	926
Long-term marketable securities
Corporate bonds	145	—	(1)	144
U.S. government agency securities	46	—	—	46
U.S. Treasury securities	124	—	—	124
Total	$2,753	$—	$(11)	$2,742
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2022, and March 31, 2023.

Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2022	March 31, 2023

Equipment for merchants	$156	$160
Computer equipment and software	68	69
Capitalized software and website development costs	591	674
Leasehold improvements	164	179
Office equipment	52	55
Construction in progress	74	66
Total	1,105	1,203
Less: Accumulated depreciation and amortization	(468)	(547)
Property and equipment, net	$637	$656
Depreciation expenses were $27 million and $33 million for the three months ended March 31, 2022 and 2023, respectively.
The Company capitalized $67 million and $83 million in capitalized software and website development costs during the three months ended March 31, 2022 and 2023, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $29 million and $57 million for the three months ended March 31, 2022 and 2023, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2022	March 31, 2023

Litigation reserves	$37	$40
Sales tax payable and accrued sales and indirect taxes	194	227
Accrued operations related expenses	220	230
Accrued advertising	124	138
Dasher and merchant payable	702	717
Insurance reserves	418	489
Contract liabilities	251	229
Other	386	318
Total	$2,332	$2,388
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
No liability associated with such indemnifications was recorded as of December 31, 2022 and March 31, 2023.
Revolving Credit Facility and Letters of Credit
In November 2019, the Company entered into a revolving credit and guaranty agreement which provided for a $300 million unsecured revolving credit facility maturing on November 19, 2024. In August 2020, the Company amended and restated the revolving credit and guaranty agreement to provide for $100 million of incremental revolving loan commitments, effective upon consummation of the Company's initial public offering (the "IPO"), for total revolving commitments of $400 million. The amendment and restatement also extended the maturity date for the revolving credit facility from November 19, 2024 to August 7, 2025. As further amended on October 31, 2022, loans under the credit facility bear interest at the Company’s option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted SOFR rate for a one-month interest period plus 1.00%, or (ii) an adjusted SOFR rate (based on an interest period of one, three, or six months) plus a margin equal to 1.00%. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee of 0.10%. The credit agreement contains customary affirmative covenants, such as financial statement reporting requirements and restrictions on the use of proceeds, as well as customary negative covenants that restrict its ability and its subsidiaries’ ability to, among other things, incur additional indebtedness, incur liens, declare cash dividends or make certain other distributions, merge or consolidate with other companies or sell substantially all of its assets, make investments, loans and acquisitions, and engage in transactions with affiliates.
As of December 31, 2022 and March 31, 2023, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2022 and March 31, 2023, no amounts were drawn from the credit facility.
The Company maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2022 and March 31, 2023, the Company had $132 million and $133 million of issued letters of credit outstanding, respectively, of which $99 million and $99 million, respectively, were issued from the revolving credit and guaranty agreement.
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
9. Common Stock
Stock Repurchase Program
In February 2023, the Company authorized the repurchase of shares of Class A common stock, in an aggregate amount of up to $750 million. During the three months ended March 31, 2023, the Company repurchased 6.8 million shares of its Class A common stock at a weighted average price of $58.03 per share for a total amount of $392 million. The shares were retired immediately upon repurchase.
Restricted Stock
In 2022, the Company granted restricted stock to certain continuing employees in connection with the Wolt acquisition. Vesting of this stock is dependent on the respective employee’s continued employment at the Company during the requisite service period, which is generally up to four years from the issuance date. The fair value of the restricted stock issued to employees that is subject to post-acquisition employment is recorded as compensation expense on a straight-line basis over the requisite service period.
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested restricted stock as of December 31, 2022	472
Granted	—	$—
Vested	(47)	$76.91
Forfeited	—	$—
Unvested restricted stock as of March 31, 2023	425

Stock Award Activities
A summary of stock option activity under the 2014 Equity Incentive Plan, 2020 Equity Incentive Plan and 2022 Inducement Equity Incentive Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2022	16,021	$2.84	3.48	$737
Granted	—	$—
Exercised	(1,724)	$1.12		$98
Cancelled and forfeited	—	$—
Balance as of March 31, 2023	14,297	$3.05	3.28	$865
Exercisable as of March 31, 2023	13,995	$3.03	3.27	$847
Vested and expected to vest as of March 31, 2023	14,297	$3.05	3.28	$865
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the New York Stock Exchange (the "NYSE") as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2022, and 2023 was $316 million and $98 million, respectively. There were no stock options granted during the three months ended March 31, 2022 and 2023.
The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested units as of December 31, 2022	44,805		$2,167
Granted	1,386	$58.28
Vested	(12)	$76.20
Vested and settled	(3,018)	$80.19
Forfeited	(2,846)	$91.52
Unvested units as of March 31, 2023	40,315		$2,562
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the NYSE as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the three months ended March 31, 2022 and 2023 was $104.15 and $58.28, respectively.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2022	2023

Cost of revenue, exclusive of depreciation and amortization	$12	$24
Sales and marketing	14	24
Research and development	55	98
General and administrative	48	84
Total stock-based compensation expense	$129	$230

As of March 31, 2023, there was $10 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.66 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of March 31, 2023, unrecognized stock-based compensation expense related to the CEO Performance Award was $150 million, which is expected to be recognized over a period of 2.07 years.
As of March 31, 2023, there was $2.2 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award. The Company expects to recognize this expense over the remaining weighted-average period of 2.83 years.
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
The Company recorded zero and $17 million of provision for income taxes for the three months ended March 31, 2022 and 2023, respectively.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of March 31, 2023, the Company maintains a full valuation allowance on its deferred tax assets except for certain foreign jurisdictions.
As of March 31, 2023, the Company had $75 million of unrecognized tax benefits, if recognized, the majority of which would result in adjustments to the valuation allowance. The Company is subject to income tax audits in the United States and foreign jurisdictions. The Company recorded liabilities related to uncertain tax positions and believes that the Company has provided adequate reserves for income tax uncertainties in all open tax years. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the federal, state, or foreign tax authorities to the extent utilized in a future period.
11. Net Loss per Share Attributable to DoorDash, Inc. Common Stockholders
The Company computes net loss per share attributable to DoorDash, Inc. common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses.
The following table sets forth the calculation of basic and diluted net loss per share attributable to DoorDash, Inc. common stockholders during the periods presented. RSUs that vested but have not been settled are included in the denominator in calculating net loss per share for the three months ended March 31, 2023 (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended March 31,
	2022		2023
	Class A	Class B	Class A	Class B

Net loss including redeemable non-controlling interests	$(152)	$(15)	$(150)	$(12)
Less: Net loss attributable to redeemable non-controlling interests	—	—	(1)	—
Net loss attributable to DoorDash, Inc. common stockholders	$(152)	$(15)	$(149)	$(12)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	318,086	31,133	362,406	27,991
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(0.48)	$(0.48)	$(0.41)	$(0.41)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	As of March 31,
	2022	2023
Stock options to purchase common stock	16,425	14,297
Unvested restricted stock and restricted stock units	27,422	40,635
Escrow shares	—	2,012
Total	43,847	56,944
12. Restructuring
On November 30, 2022, the Company committed to a reduction in workforce (the “Plan”) intended to better align the Company’s talent with its strategic priorities and to improve operating efficiency. The Plan included the elimination of approximately 1,250 positions across the Company, or approximately 7% of the Company’s current employee workforce at such time.
During the three months ended March 31, 2023, the Company recognized an additional $2 million in connection with the Plan, primarily consisting of separation-related payments and other termination benefit costs. These expenses are included in restructuring charges in the Company’s condensed consolidated statements of operations.
During the three months ended March 31, 2023, the Company made cash payments amounting to $49 million in connection with the Plan. As of March 31, 2023, the liabilities related to the Plan were immaterial.
The Company expects that cash payments and expenses related to the Plan will be completed by the end of the second quarter of 2023.

13. Subsequent Events
In April 2023, the Company repurchased an additional 1.7 million shares of its Class A common stock at a weighted average price of $61.68 per share for a total amount of $108 million. The shares were retired immediately upon repurchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that are based on current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
DoorDash, Inc. is incorporated in Delaware with headquarters in San Francisco, California. We provide a local commerce platform that enables local businesses to address consumers’ expectations of ease and immediacy and thrive in today’s convenience economy.
We operate a local commerce platform that connects merchants, consumers, and Dashers. Our primary offerings are the DoorDash Marketplace and the Wolt Marketplace, which together operate in over 25 countries across the globe. The Marketplaces provide a suite of services that enable merchants to establish an online presence, generate demand, seamlessly transact with consumers, and fulfill orders primarily through independent contractors who use our platform to deliver orders. Dashers that use our DoorDash Marketplace and Wolt Marketplace are referred to as "DoorDash Dashers" and "Wolt courier partners," respectively, in this Quarterly Report on Form 10-Q. As part of our Marketplaces, we also offer Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Work, which provides merchants on our platform with large group orders and catering orders for businesses and events. The DoorDash Marketplace also includes DashPass and the Wolt Marketplace includes Wolt+. DashPass and Wolt+ are our membership products, which provide members with unlimited access to eligible merchants with zero delivery fees and reduced service fees on eligible orders.
In addition to our Marketplaces, we offer Platform Services, which primarily includes DoorDash Drive and Wolt Drive, which are white-label delivery fulfillment services that enable merchants that have generated consumer demand through their own channels to fulfill this demand using our platform. Platform Services also includes DoorDash Storefront, which enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or fulfillment capabilities, and Bbot, which offers merchants solutions for their in-store and online channels, including in-store digital ordering and payments.

Financial and Operational Highlights
We use the following financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023

Total Orders	404	512
Total Orders Y/Y growth	23%	27%
Marketplace GOV	$12,353	$15,913
Marketplace GOV Y/Y growth	25%	29%
Revenue	$1,456	$2,035
Revenue Y/Y growth	35%	40%
Net Revenue Margin	11.8%	12.8%
GAAP Gross Profit	$662	$921
GAAP Gross Profit as a % of Marketplace GOV	5.4%	5.8%
Contribution Profit(1)	$319	$533
Contribution Profit as a % of Marketplace GOV	2.6%	3.3%
GAAP Net Loss including redeemable non-controlling interests	$(167)	$(162)
GAAP Net Loss including redeemable non-controlling interests as a % of Marketplace GOV	(1.4)%	(1.0)%
Adjusted EBITDA(1)	$54	$204
Adjusted EBITDA as a % of Marketplace GOV	0.4%	1.3%
Basic shares, options and RSUs outstanding as of period end	395	444
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
In the first quarter of 2023, Total Orders increased to 512 million, or 27% growth compared to the same quarter of 2022. The increase in Total Orders was driven primarily by growth in consumers and increased consumer engagement as well as our acquisition of Wolt.
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
In the first quarter of 2023, Marketplace GOV increased to $15.9 billion, or 29% growth compared to the same quarter of 2022, driven primarily by organic growth in Total Orders as well as our acquisition of Wolt.
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
In the first quarter of 2023, Contribution Profit increased to $533 million, compared to $319 million in the same quarter of 2022, driven primarily by growth in Marketplace GOV, an increase in Net Revenue Margin, defined as revenue expressed as a percentage of Marketplace GOV, and leverage on sales and marketing expenses, partially offset by an increase in cost of revenue.
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
In the first quarter of 2023, Adjusted EBITDA increased to $204 million from $54 million in the same quarter of 2022, driven by growth in Contribution Profit.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
In the first quarter of 2023, Free Cash Flow increased to $316 million, compared to negative Free Cash Flow of $91 million in the same quarter of 2022, driven primarily by changes in operating assets and liabilities.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
(In millions)	2022	2023

Revenue	$1,456	$2,035
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	763	1,069
Sales and marketing	414	496
Research and development	148	231
General and administrative	245	285
Depreciation and amortization(2)	59	123
Restructuring charges	—	2
Total costs and expenses	1,629	2,206
Loss from operations	(173)	(171)
Interest income	1	28
Interest expense	—	(1)
Other income (expense), net	5	(1)
Loss before income taxes	(167)	(145)
Provision for income taxes	—	17
Net loss including redeemable non-controlling interests	(167)	(162)
Less: net loss attributable to redeemable non-controlling interests	—	(1)
Net loss attributable to DoorDash, Inc. common stockholders	$(167)	$(161)
(1)Costs and expenses included stock-based compensation expense as follows:

	Three Months Ended March 31,
(In millions)	2022	2023

Cost of revenue, exclusive of depreciation and amortization	$12	$24
Sales and marketing	14	24
Research and development	55	98
General and administrative	48	84
Total stock-based compensation expense	$129	$230
(2)Depreciation and amortization related to the following:

	Three Months Ended March 31,
(In millions)	2022	2023

Cost of revenue	$31	$45
Sales and marketing	6	33
Research and development	18	42
General and administrative	4	3
Total depreciation and amortization	$59	$123

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2022	2023
Revenue	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	53%	53%
Sales and marketing	28%	24%
Research and development	10%	11%
General and administrative	17%	14%
Depreciation and amortization	4%	6%
Restructuring charges	—%	—%
Total costs and expenses	112%	108%
Loss from operations	(12)%	(8)%
Interest income	—%	1%
Interest expense	—%	—%
Other income (expense), net	—%	—%
Loss before income taxes	(12)%	(7)%
Provision for income taxes	—%	1%
Net loss including redeemable non-controlling interests	(12)%	(8)%
Less: net loss attributable to redeemable non-controlling interests	—%	—%
Net loss attributable to DoorDash, Inc. common stockholders	(12)%	(8)%
Comparison of the Three Months Ended March 31, 2022 and 2023
Revenue
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

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Revenue	$1,456	$2,035	40%
Revenue increased by $579 million, or 40%, during the first quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by a 29% increase in Marketplace GOV to $15.9 billion. On a year-over-year basis, revenue for the first quarter of 2023 grew at a faster rate than Marketplace GOV primarily due to improved logistics efficiency.

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

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Cost of revenue, exclusive of depreciation and amortization	$763	$1,069	40%
Cost of revenue, exclusive of depreciation and amortization, increased by $306 million, or 40%, for the first quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase of $203 million in order management costs and an increase of $29 million in platform costs, driven primarily by growth in Total Orders. Order management costs also increased due to an increase in insurance reserves, and costs associated with our first-party distribution business. Additionally, personnel-related compensation expenses and allocated overhead increased by $66 million driven by increased headcount.
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

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Sales and marketing	$414	$496	20%
Sales and marketing expenses increased by $82 million, or 20%, for the first quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase of $51 million in advertising expenses and an increase of $25 million in personnel-related compensation expenses and allocated overhead driven by increased headcount.
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Research and development	$148	$231	56%
Research and development expenses increased by $83 million, or 56%, for the first quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase of $93 million in personnel-related compensation expenses and allocated overhead driven by increased headcount, partially offset by an increase in capitalized software and website development costs of $12 million.

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

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

General and administrative	$245	$285	16%
General and administrative expenses increased by $40 million, or 16%, for the first quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase of $52 million in personnel-related compensation expenses and allocated overhead driven by increased headcount, offset by a decrease in transaction-related costs of $12 million.
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

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Depreciation and amortization	$59	$123	108%
Depreciation and amortization expenses increased by $64 million, or 108%, for the first quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase of $30 million of amortization expenses for acquired intangible assets and an increase of $28 million in amortization expense related to increased capitalized software and website development costs.
Restructuring Charges
Restructuring charges primarily consist of separation-related payments and other termination benefit costs associated with a reduction in workforce that is discussed in further detail in Note 12 – "Restructuring" included in Part I, Item 1, “Financial Statements and Supplementary Data,” of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Restructuring charges	$—	$2	*
*Percentage not meaningful.
Restructuring charges was not material in the periods presented.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities.

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Interest income	$1	$28	*
*Percentage not meaningful.
Interest income increased by $27 million for the first quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase in average interest rates earned on marketable securities during 2023.

Interest Expense
Interest expense primarily consists of interest costs related to our credit facility.

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Interest expense	$—	$(1)	*
*Percentage not meaningful.
Interest expense was not material in the periods presented.
Other Income (Expense), Net
Other income (expense), net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency.

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Other income (expense), net	$5	$(1)	*
*Percentage not meaningful.
Other expense, net was not material in the periods presented.
Provision for income taxes
Provision for income taxes is primarily attributable to U.S. income tax expense, as well as income tax expense attributable to foreign operations.

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023	% Change

Provision for income taxes	$—	$17	*
*Percentage not meaningful.
The provision for income taxes increased by $17 million for the first quarter of 2023, compared to the same quarter of 2022. The increase was primarily due to an increase in U.S. taxable income.
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
We compensate for these limitations by providing a reconciliation of adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit (Loss), Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow to their respective related GAAP financial measures. We encourage investors and others to review our business, results of operations, and financial information in its entirety, not to rely on any single financial measure, and to view adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit (Loss), Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA and Free Cash Flow in conjunction with their respective related GAAP financial measures.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended March 31,
(In millions)	2022	2023

Cost of revenue, exclusive of depreciation and amortization	$763	$1,069
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(12)	(24)
Allocated overhead	(9)	(9)
Adjusted cost of revenue	$742	$1,036
Adjusted Sales and Marketing Expense
We define adjusted sales and marketing expense as sales and marketing expenses excluding stock-based compensation expense and certain payroll tax expense, and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended March 31,
(In millions)	2022	2023

Sales and marketing	$414	$496
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(14)	(24)
Allocated overhead	(5)	(6)
Adjusted sales and marketing	$395	$466
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

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended March 31,
(In millions)	2022	2023

Research and development	$148	$231
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(56)	(98)
Allocated overhead	(4)	(4)
Adjusted research and development	$88	$129
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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended March 31,
(In millions)	2022	2023

General and administrative	$245	$285
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(48)	(84)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(24)	(19)
Transaction-related costs(2)	(14)	(1)
Allocated overhead from cost of revenue, sales and marketing, and research and development	18	19
Adjusted general and administrative	$177	$200
(1)We exclude certain costs and expenses from our calculation of adjusted general and administrative expense because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, (iii) costs related to the settlement of an intellectual property matter, (iv) expenses related to supporting various policy matters, including those related to worker classification and price controls, and (v) donations as part of our relief efforts in connection with the COVID-19 pandemic and Russia's invasion of Ukraine. We believe it is appropriate to exclude the foregoing matters from our calculation of adjusted general and administrative expense because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
(2)Consists of acquisition, integration, and investment related costs, primarily related to the Wolt acquisition.
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

Gross profit (loss) is the most directly comparable financial measure to Contribution Profit (Loss). The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023

Revenue	$1,456	$2,035
Less: Cost of revenue, exclusive of depreciation and amortization	(763)	(1,069)
Less: Depreciation and amortization related to cost of revenue	(31)	(45)
Gross profit	$662	$921
Gross Margin	45.5%	45.3%
Less: Sales and marketing	$(414)	$(496)
Add: Depreciation and amortization related to cost of revenue	31	45
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	26	48
Add: Allocated overhead included in cost of revenue and sales and marketing	14	15
Contribution Profit	$319	$533
Contribution Margin	21.9%	26.2%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended March 31,
(In millions, except percentages)	2022	2023

Gross profit	$662	$921
Add: Depreciation and amortization related to cost of revenue	31	45
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	12	24
Add: Allocated overhead included in cost of revenue	9	9
Adjusted Gross Profit	$714	$999
Adjusted Gross Margin	49.0%	49.1%
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

The following table provides a reconciliation of net loss including redeemable non-controlling interests to Adjusted EBITDA:

	Three Months Ended March 31,
(In millions)	2022	2023

Net loss including redeemable non-controlling interests	$(167)	$(162)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	24	19
Transaction-related costs(2)	14	1
Restructuring charges	—	2
Provision for (benefit from) income taxes	—	17
Interest (income) expense, net	(1)	(27)
Other (income) expense, net	(5)	1
Stock-based compensation expense and certain payroll tax expense	130	230
Depreciation and amortization expense	59	123
Adjusted EBITDA	$54	$204
(1)We exclude certain costs and expenses from our calculation of Adjusted EBITDA because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, (iii) costs related to the settlement of an intellectual property matter, (iv) expenses related to supporting various policy matters, including those related to worker classification and price controls, and (v) donations as part of our relief efforts in connection with the COVID-19 pandemic and Russia's invasion of Ukraine. We believe it is appropriate to exclude the foregoing matters from our calculation of Adjusted EBITDA because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
(2)Consists of acquisition, integration, and investment related costs, primarily related to the Wolt acquisition.
Free Cash Flow
We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three Months Ended March 31,
(in millions)	2022	2023

Net cash (used in) provided by operating activities	$(20)	$397
Purchases of property and equipment	(32)	(39)
Capitalized software and website development costs	(39)	(42)
Free Cash Flow	$(91)	$316
Credit Facilities
On November 19, 2019, we entered into a revolving credit and guaranty agreement with JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs & Co. LLC, which, as amended and restated on August 7, 2020, and further amended on October 31, 2022, provides for a $300 million unsecured revolving credit facility maturing on August 7, 2025, which increased to $400 million in aggregate revolving commitments upon the consummation of an initial public offering, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $200 million. Loans under the credit facility bear interest, at our option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted SOFR rate for a one-month interest period plus 1.00%, or (ii) an adjusted SOFR rate (based on an interest period of one, three, or six months) rate plus a margin equal to 1.00%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. As of March 31, 2023, we were in compliance with the covenants under the revolving credit and guaranty agreement. As of December 31, 2022 and March 31, 2023, no revolving loans were outstanding under the credit facility.

We maintain letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2022 and March 31, 2023, we had $132 million and $133 million of issued letters of credit outstanding, respectively, of which $99 million and $99 million were issued under the revolving credit and guaranty agreement.
Liquidity and Capital Resources
In December 2020, we completed our IPO in which we received net proceeds of $3.3 billion from sales of shares of our Class A common stock in the IPO, after deducting underwriting discounts and commissions.
As of March 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $3.7 billion, which consisted of cash and cash equivalents of $1.8 billion, short-term marketable securities of $1.6 billion and long-term marketable securities of $314 million. Additionally, funds held at payment processors of $290 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds, commercial paper, and U.S. Treasury securities. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities, and U.S. Treasury securities.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $4.4 billion as of March 31, 2023. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the $400 million in available borrowings under our unsecured revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond. We have an obligation to our insurance provider which requires us to set aside collateral of $265 million in an escrow account which is restricted from general use.
In February 2023, our board of directors authorized the repurchase of up to $750 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
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
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(In millions)	2022	2023

Net cash (used in) provided by operating activities	$(20)	$397
Net cash used in investing activities	(246)	(10)
Net cash provided by (used in) financing activities	5	(390)
Foreign currency effect on cash, cash equivalents, and restricted cash	1	1
Net decrease in cash, cash equivalents, and restricted cash	$(260)	$(2)
Operating Activities
Cash provided by operating activities was $397 million for the first quarter of 2023. This consisted of a net loss, including redeemable non-controlling interests, of $162 million, offset by non-cash stock-based compensation expense of $230 million, non-cash depreciation and amortization expense of $123 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $32 million, and other net non-cash expenses of $4 million, as well as $170 million net inflows from changes in operating assets and liabilities primarily driven by an decrease in our funds held at payment processors.
Cash used in operating activities was $20 million for the first quarter of 2022. This primarily consisted of a net loss, including redeemable non-controlling interests, of $167 million, offset by non-cash stock-based compensation expense of $129 million, non-cash depreciation and amortization expense of $59 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $16 million, as well as $60 million net outflows from changes in operating assets and liabilities primarily driven by an increase in our prepaid expenses.
Investing Activities
Cash used in investing activities was $10 million for the first quarter of 2023, which primarily consisted of purchases of marketable securities of $434 million, purchases of property and equipment of $39 million, and cash outflows for capitalized software and website development costs of $42 million, partially offset by proceeds from maturities and sales of marketable securities of $506 million.
Cash used in investing activities was $246 million for the first quarter of 2022, which primarily consisted of cash paid for acquisition, net of cash acquired, of $71 million, purchases of marketable securities of $656 million, cash outflows for capitalized software and website development costs of $39 million and purchases of property and equipment of $32 million, partially offset by proceeds from maturities and sales of marketable securities of $552 million.
Financing Activities
Cash used in financing activities was $390 million for the first quarter of 2023, which consisted of repurchases of Class A common stock of $392 million, partially offset by the proceeds from exercise of stock options of $2 million.
Cash provided by financing activities was $5 million for the first quarter of 2022, which was the proceeds from exercise of stock options.
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
There have been no material changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Based on our investment portfolio balance as of March 31, 2023, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.

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

The aggregate carrying value of our non-marketable equity investments was $125 million as of March 31, 2023. Adjustments or impairments are recorded in other income (expense), net on the condensed consolidated statements of operations and establish a new carrying value for the investment.

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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the quarter ended March 31, 2023. Based on our foreign currency exposures from monetary assets and liabilities as of March 31, 2023, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are currently involved in putative class actions, representative actions, such as those brought under California Labor Code Private Attorneys General Act (“PAGA”) and individual claims both in court as well as arbitration and other matters challenging the classification of Dashers on our platform as independent contractors. Various other Dashers have challenged or threatened to challenge, and may challenge in the future, their classification on our platform, as an independent contractor under U.S. federal and state and international law, seeking monetary, injunctive, or other relief. We are currently involved in a number of such actions filed by individual Dashers, with many additional claims threatened, including those brought in, or compelled pursuant to our independent contractor agreement to, individual arbitration. In addition, in June 2020, the San Francisco District Attorney filed an action in the Superior Court of California, County of San Francisco, alleging that we misclassified California Dashers as independent contractors as opposed to employees in violation of the California Labor Code and the California Unfair Competition Law, among other allegations. This action is seeking both restitutionary damages and a permanent injunction that would bar us from continuing to classify California Dashers as independent contractors. It is a reasonable possibility that a loss may be incurred; however, the possible range of losses is not estimable given the status of the case. Please see "Risk Factors–If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, our business, financial condition, and results of operations would be adversely affected." for more information.
We believe that we have meritorious defenses and intend to dispute the allegations of wrongdoing and defend ourselves vigorously in these matters. Legal Proceedings related to these matters can have an adverse impact on us because of defense and settlement costs individually and in the aggregate, diversion of management resources, and other factors.
We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States and foreign jurisdictions. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed AB 5, which was signed into law in September 2019 and became effective in January 2020. AB 5 codified the standard in Dynamex regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for Proposition 22 to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, in February 2021, petitioners consisting of a number of individuals and labor groups filed a writ of mandate petitioning the Alameda County Superior Court to compel the State of California not to enforce any provisions of Proposition 22 as unconstitutional. In August 2021, after a merits hearing, the Alameda County Superior Court issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition and individual sponsors of Proposition 22 filed appeals in the California First District Court of Appeal. In March 2023, the Court of Appeal overturned the Alameda County Superior

Court's ruling and upheld nearly all of Proposition 22 as state law. In April 2023, petitioners consisting of a number of individuals and labor groups filed a petition for review in the Supreme Court of California.
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
•anticipate and respond to macroeconomic changes and changes in the markets in which we operate, including with respect to inflation and other fluctuations in prices such as gasoline and food costs;
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
If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition, and results of operations could be adversely affected. Further, because we have relatively limited historical financial data and operate in a rapidly evolving market, any predictions about our future results of operations may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected.
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to achieve, maintain or increase profitability in the future.
We have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to achieve profitability, or maintain or increase profitability in the future. We incurred a net loss of $167 million and $161 million in the three months ended March 31, 2022 and 2023, respectively, and, as of December 31, 2022 and March 31, 2023, we had an accumulated deficit of $3.8 billion and $4.4 billion, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, expanding into new markets and categories, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increased expenses in future periods. As of March 31, 2023, we had $2.3 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs.
If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve, maintain, or increase profitability.
We may not continue to grow on pace with historical rates.
We have grown rapidly over the last several years, and therefore our past revenue growth rate, growth in demand for our offerings, and financial performance should not necessarily be considered indicative of our future performance. For the three months ended March 31, 2022 and 2023, our revenue was $1.5 billion and $2.0 billion, respectively, representing a 40% year-over-year growth rate. In addition, during the peak of the COVID-19 pandemic in 2020 and 2021, we experienced a significant increase in revenue, Total Orders, and Marketplace GOV. The circumstances that accelerated the growth of our business during the peak of the COVID-19 pandemic are not likely to recur, and we expect growth in consumer demand and our revenue, Total Orders, and Marketplace GOV growth rates to be lower in future periods compared to growth rates in 2020 and 2021. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods.
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
In particular, our acquisition of Wolt and the expansion of the combined company may lead to an increase in competitive pressure from both existing competitors and new entrants in an already highly competitive industry. Through the acquisition, we have expanded our operations in Europe and Asia—regions that are already subject to intense competition in many of the categories in which we operate. As a result, existing competitors and any subsequent entrants in Europe and Asia may engage in aggressive consumer acquisition campaigns, develop superior offerings, or consolidate with other entities and achieve benefits of scale in response to our acquisition of Wolt. Such competitive pressures in an already highly competitive market may erode our category share, adversely impact our business, and increase the expenses associated with, or otherwise hinder, our expansion in both existing and new markets, which could adversely impact our business, financial condition, and results of operations.
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
We have significant international operations, and we expect to continue to make significant investments in non-U.S. markets as part of our growth strategy. We currently operate in over 25 countries across the globe. Our operations outside of the United States require significant operating expenses and management attention in order to oversee operations over broad geographic areas with varying regulations, cultural norms, and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. Our current international operations and our plans for investment in non-U.S. markets subject us to a number of risks and we may not be successful in our international operations for a variety of reasons, including:
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
•foreign currency exchange restrictions or costs;
•operating in jurisdictions that do not protect intellectual property rights in the same manner or to the same extent as the United States;
•public health concerns or emergencies, such as the COVID-19 pandemic and other highly communicable diseases or viruses, outbreaks of which have from time to time occurred, and which may occur, in various parts of the world in which we operate or may operate in the future; and
•limitations and differences in available instruments to invest our funds, including the risk profile associated with such investments, and limitations on our ability to repatriate funds.
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
Our pay models for Dashers, particularly with respect to tips for Dashers, has previously led, and may continue to lead, to negative publicity, lawsuits, arbitration demands, and government inquiries. For example, under a former pay model for Dashers in the United States, we would increase the amount paid to Dashers on a delivery in cases when a consumer left little or no tip. Although this “boost” pay was intended to help Dashers by making every delivery economically worthwhile, it also had the unintended effect of causing some people to be under the misimpression that not all tips were being received by Dashers. Government authorities have brought claims against us related to our former DoorDash Dasher pay model and may bring similar claims in the future. For example, on November 19, 2019, the District of Columbia filed an action in the Superior Court of the District of Columbia alleging violations of the District of Columbia’s Consumer Protection Procedures Act with respect to our former DoorDash Dasher pay model and on November 30, 2020, the court entered a consent order and judgment to resolve the litigation. We could face similar claims related to our former DoorDash Dasher pay model from other government authorities in the future.
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
Our failure to implement and maintain effective internal control over financial reporting as a result of our rapid growth, including at Wolt and other companies we may acquire, could result in errors in our condensed consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and could cause a decline in the price of our Class A common stock. We will need to continue to improve our operational and financial infrastructure in order to manage our business effectively and accurately report our results of operations. Similarly, our failure to implement and maintain effective data and information security systems with respect to our platform as we grow could result in breaches, security incidents, theft or fraud, service disruptions, loss of user confidence in our platform, legal claims, regulatory investigations, and damage to our reputation or brand, any of which could adversely affect our business, financial condition and results of operations.
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
Our performance is subject to variable global economic conditions in the regions in which we do business and their impact on levels of consumer spending. Some of the factors that may impact consumer spending on our platform include general economic conditions, unemployment, consumer debt, fluctuations in household net worth, inflation generally, fluctuations in gasoline, vehicle, and transportation costs, increased food costs, fluctuations in commodity prices, declines in asset prices, residential real estate and mortgage markets, taxation, energy prices, changes in interest rates and credit availability, consumer confidence, uncertainty regarding the current and future political and economic environment, and other macroeconomic factors. Economic conditions in certain regions may also be affected or exacerbated by natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the COVID-19 pandemic. Additionally, volatility in the global financial markets, or in specific segments of those markets, may contribute to banks and financial institutions with whom we have banking or payment processing relationships entering receivership or becoming insolvent in the future, and we may be unable to access or may lose some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the Federal Deposit Insurance Corporation or other insurance programs. Such volatility may also adversely impact any funds held temporarily at our third-party payment processors.
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
We are subject to foreign currency exchange risk as a result of our operations in foreign countries. When conducting business in foreign countries, including through Wolt and our other subsidiaries and affiliates, such business is typically denominated in the local currency of the respective country, which exposes us to the risk of fluctuations in foreign currency exchange rates. Our primary foreign currency exposure is currently to the euro, the Canadian dollar, the Israeli shekel, and the Australian dollar. Additionally, because our financial statements are presented in U.S. dollars, local currencies will be converted into U.S. dollars at the applicable exchange rates for inclusion in our condensed consolidated financial statements, thereby increasing our foreign exchange translation risk.

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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the New York Stock Exchange (the "NYSE"). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.
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
We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We may incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

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
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective, and speculative. Additionally, actuarial projections make no provision for the extraordinary future emergence of losses or types of losses not sufficiently represented in the historical data or which are not yet quantifiable. A number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments, judicial developments and unexpected events such as natural or human-made catastrophic disasters or negative publicity. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any related estimable expenses for current and historical periods. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our condensed consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our business, financial condition and results of operations.
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
As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of the NYSE. For example, the Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.
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
We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the U.S. federal, state, and municipal levels, as well as in jurisdictions in Europe and Asia, challenging the classification of Dashers that utilize our platform as independent contractors. The tests governing whether a Dasher is an independent contractor or an employee vary by governing law and are typically highly fact intensive. Laws and regulations that govern the status and classification of independent contractors are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us, as well as the Dashers, merchants, and consumers that use our platform. For example, in October 2022, the U.S. Department of Labor released a proposed rule regarding the classification of employees and independent contractors under the federal Fair Labor Standards Act. The proposed rule would implement new interpretative guidance for classification of workers. We maintain that Dashers that utilize our platform are properly classified as independent contractors. However, Dashers may be reclassified as employees, especially in light of the evolving rules and restrictions on worker classification and their potential impact on the local commerce industry. A reclassification of Dashers as employees would adversely affect our business, financial condition, and results of operations, including as a result of:
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
Some jurisdictions in the United States, Europe, and Asia have modified, or are considering modifying, their standards used to determine worker classification. For example, the California Legislature passed Assembly Bill ("AB 5") and it was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for Proposition 22 (“Proposition 22”) to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, on August 20, 2021, the Alameda County Superior Court in California issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General and other groups and individuals appealed to the California First District Court of Appeal. In March 2023, the Court of Appeal overturned the Alameda County Superior Court’s ruling and upheld nearly all of Proposition 22 as state law. In April 2023, petitioners consisting of a number of individuals and labor groups filed a petition for review in the Supreme Court of California. To the extent

Proposition 22 remains in effect, certain provisions regarding compensation, along with certain other requirements, are applicable to us and Dashers in California. These provisions have increased our costs related to Dashers in California. To offset a portion of these increased costs, in certain circumstances we charge higher fees and commissions, which could result in lower order volumes over time. Depending on whether and how much we choose to increase fees and commissions, these increased costs could also lead to a lower Net Revenue Margin, which we referred to in past SEC filings as Take Rate, defined as revenue expressed as a percentage of Marketplace GOV. The provisions resulting from Proposition 22 that are now applicable to us include, but are not limited to, (i) net earnings (which excludes tips, tolls, and certain other amounts) to Dashers no less than a net earnings floor equal to (A) 120% of the minimum wage for a Dasher’s engaged time and (B) for Dashers using a motor vehicle, $0.30 per engaged mile (which amount shall be adjusted for inflation in future years) and (ii) for Dashers averaging at least 15 hours per week of engaged time during a calendar quarter who subscribe to a qualifying health plan, payments to such Dashers of healthcare subsidies of varying dollar amounts depending on a Dasher’s engaged time per week. As such, Proposition 22 has had, and may continue to have, an adverse impact on our results of operations.
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
We are subject to indirect taxes, such as payroll, sales, use, value-added, goods and services, and gross receipt taxes in the United States and foreign jurisdictions where we operate, such as Canada, Australia, and several countries in Europe and Asia, and we may face various indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, including tax on the cost of goods sold, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage merchants, consumers, and Dashers from utilizing our offerings, or could otherwise harm our business, financial condition, and results of operations. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes. Additionally, if merchants try to pass along increased additional taxes and raise prices to consumers, order volume may decline. Although we have reserved for potential payments of possible past tax liabilities in our condensed consolidated financial statements, if these liabilities exceed such reserves, our financial condition and results of operations would be harmed.
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
As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our condensed consolidated financial statements and any such difference may adversely affect our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.
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
Federal, state, local, and foreign governments may amend existing taxation laws or enact new taxation legislation applicable to our business activities, including but not limited to legislation adopting the Pillar One and Pillar Two agreements of the Organisation for Economic Cooperation and Development. These changes in legislation could adversely affect our business, financial condition, and results of operations.
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
The on-demand local commerce industry and our business model are relatively nascent and rapidly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions, including those related to worker classification, Dasher pay, insurance, merchant pricing and commissions, and consumer fees. Laws, regulations, and standards governing issues such as worker classification or our relationship with Dashers more generally (for example, those concerning Dasher pay and insurance requirements), labor and employment, anti-discrimination, food safety, alcoholic beverages and other highly regulated products, online credit card payments, gratuities, merchant pricing and commissions, text messaging, membership products, intellectual property, data retention, privacy, data sharing, data security, consumer protection, consumer fees, background checks, website and mobile application accessibility, and tax and other government-imposed fees are often complex, subject to change, and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between U.S. law and the laws of other countries, U.S. state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. We have been proactively working with national, federal, state, and local governments and regulatory bodies to ensure that our platform is available broadly in the United States and foreign jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which it may become subject.
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
Further, we are subject to regulatory review, proceedings, and audits pursuant to national, federal, state, and local laws regulating the sale and delivery of alcoholic beverages and other highly regulated products, such as products containing Cannabidiol or CBD. These regulations and laws dictate matters such as licensing requirements, advertising restrictions, and consumer age verification. Any governmental litigation, fines, or restrictions on our operations resulting from the enforcement of these existing regulations, any changes to existing regulations or changes to the interpretation or enforcement of existing regulations, or the adoption of any new legislation or regulations could result in penalties or cause us to have to suspend sales and delivery of alcoholic beverages or other highly regulated products in a jurisdiction for a period of time or result in increased production, sales or marketing costs, or changes to our business practices, each of which could have an adverse effect on our brand, reputation, business, financial condition, and results of operations.
As our business grows and evolves and our services are used in a greater number of geographies, particularly following our acquisition of Wolt, we have become subject to a growing array of laws and regulations, which increase the complexity and compliance risk inherent in our business. For example, the EU has recently enacted, and is in the process of enacting, various laws and regulations that govern digital services and markets and impose environmental sustainability obligations and disclosure requirements on businesses like ours. In particular, in November 2022, the Digital Services Act entered into force in the EU and includes new obligations to limit the spread of illegal content and illegal products online, increase the protection of minors, and provide users with more choice and transparency. The impact of these new regulations on the overall industry, business models, and our operations is uncertain. We may be required to enhance our disclosures and undertake certain changes to our products, services, fees and commissions structure, and operations as a result of these new requirements. Furthermore, we could be subject to administrative costs, regulatory proceedings, and fines, any of which could have an adverse effect on our business, financial condition, and results of operations.
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
Where permitted under applicable law, we rely on accredited third-party background check providers to provide the criminal and/or driving history of potential Dashers and, in some cases, existing Dashers to help identify those that are not qualified to use our platform pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate provider, and may not be able to secure similar terms or replace such partners in an acceptable time frame. In certain jurisdictions, including the United States, we currently rely on a single third-party background check provider. If we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential Dashers, and as a result, our platform may be less attractive to potential Dashers and we may have difficulty finding enough Dashers to meet consumer demand. Further, if the background checks conducted by our third-party background check providers are inaccurate or do not otherwise meet our expectations, unqualified Dashers may be permitted to make deliveries on our platform, and as a result, we may be unable to adequately help protect or provide a safe environment for our merchants and consumers and qualified Dashers may be inadvertently excluded from our platform. As a result of inaccurate background checks, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, if a Dasher engages in criminal activity after the third-party background check has been conducted, we may not be informed of such criminal activity and this Dasher may be permitted to continue making deliveries on our platform.
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
In jurisdictions where our industry does not have regulations establishing standards for background checks, we decide on the scope of our background checks and the cadence with which we conduct such background checks. If we chose background checks that are less thorough in scope than we are permitted to conduct under applicable law or regulation, or if we failed to run additional background checks after Dashers are on-boarded, we may face negative publicity or become subject to litigation in the future.
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
We have integrations with PayPal, Stripe, Olo, Google Maps, AWS, and a variety of other vendors. Third-party applications, products, and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. In addition, some of our competitors or merchants on our platform may take actions that disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to, and the terms on which we, operate and distribute our platform. As our platform evolves, we expect the types and levels of competition we face to increase. Should any of our competitors or merchants on our platform modify their technologies, standards, or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to our competitors’ products or services, our platform, business, financial condition, and results of operations could be adversely affected.
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
We have registered domain names that we use in, or are related to, our business, such as www.doordash.com and www.wolt.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our offerings under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. We may not be able to obtain preferred domain names due to a variety of reasons. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition, and results of operations.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of March 31, 2023, there were no revolving loans outstanding and $99 million in aggregate face amount of letters of credit issued under our revolving credit facility.
Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of March 31, 2023, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of Consumer Engineering, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 61% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to the IPO and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of March 31, 2023, our Co-Founders would collectively hold 72% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
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
We have no current plans to issue shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law). These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in our Co-Founders, in particular Mr. Xu, holding less than a majority of our total outstanding voting power. Once our Co-Founders own less than a majority of our total outstanding voting power, Mr. Xu would no longer have the unilateral ability to elect all of our directors and to determine the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock would have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the voting control of Mr. Xu. Further, the issuance of such shares of Class C common stock to Mr. Xu would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Xu would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Xu’s control of our voting power and his ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to our Co-Founders and, in that event, they would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing Mr. Xu’s voting control. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of the NYSE.
Although we do not expect to rely on the “controlled company” exemption under the listing standards of the NYSE, we expect to have the right to use such exemption and therefore we could in the future avail ourselves of certain reduced corporate governance requirements.
As a result of our multi-class common stock structure and the Voting Agreement, our Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of December 31, 2022, and Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of the NYSE. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of the NYSE regarding corporate governance, including:
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
These requirements would not apply to us if, in the future, we choose to avail ourselves of the “controlled company” exemption. Although we qualify as a “controlled company,” we do not currently expect to rely on these exemptions and intend to fully comply with all corporate governance requirements under the listing standards of the NYSE. However, if we were to utilize some or all of these exemptions, we would not comply with certain of the corporate governance standards of the NYSE, which could adversely affect the protections for other stockholders.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
January 1 - 31	—	$—	—	$—
February 1 - 28	—	$—	—	$750
March 1 - 31	6,761	$58.03	6,761	$358
Total	6,761		6,761

(1)In February 2023, our board of directors authorized the repurchase of up to $750 million of our Class A common stock. In connection with this authorization, we entered into a Rule 10b5-1 plan to facilitate repurchases of up to $500 million of our Class A common stock in open market transactions. As of April 11, 2023, $500 million in repurchases under the Rule 10b5-1 plan was completed. Please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant	10-K	001-39759	3.1	March 5, 2021
3.2	Certificate of Change of Registered Agent.	10-K	001-39759	3.2	February 27, 2023
3.3	Amended and Restated Bylaws of the registrant	10-K	001-39759	3.3	February 27, 2023
10.1	Confirmatory Employment Letter between the registrant and Ravi Inukonda, dated as of April 27, 2023.
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from DoorDash Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL and contained in Exhibit 101
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

DOORDASH, INC.

Date: May 5, 2023	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2023	By:	/s/ Ravi Inukonda
Ravi Inukonda
Chief Financial Officer
(Principal Financial Officer)