Form 10-Q
period 2023-06-30
DoorDash, Inc.
filed 2023-08-02
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
303 2nd Street, South Tower, 8th Floor
San Francisco, California 94107
(Address of principal executive offices) (Zip code)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The registrant had outstanding 365,828,952 shares of Class A common stock, 27,468,845 shares of Class B common stock, and no shares of Class C common stock as of July 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, financial and operational metrics, our ability to determine reserves, and our ability to achieve, maintain, or increase long-term future profitability;
•our ability to successfully execute our business and growth strategy;
•the sufficiency of our cash, cash equivalents, and marketable securities to meet our liquidity needs;
•the demand for our platform or for local commerce platforms in general;
•our ability to attract and retain merchants, consumers, and Dashers;
•our ability to effectively manage costs related to Dashers;
•our ability to develop new offerings, services, and features, and bring them to market in a timely and cost-effective manner and make enhancements to our platform;
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
•our ability to successfully integrate and realize the benefits of acquisitions, strategic partnerships, joint ventures and investments; and
•the increased expenses associated with being a public company.
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2022	June 30, 2023

Assets
Current assets:
Cash and cash equivalents	$1,977	$1,904
Short-term marketable securities	1,544	1,552
Funds held at payment processors	441	297
Accounts receivable, net	400	383
Prepaid expenses and other current assets	358	469
Total current assets	4,720	4,605
Long-term restricted cash	211	144
Long-term marketable securities	397	381
Operating lease right-of-use assets	436	417
Property and equipment, net	637	677
Intangible assets, net	765	708
Goodwill	2,370	2,396
Non-marketable equity securities	124	142
Other assets	129	131
Total assets	$9,789	$9,601
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$157	$173
Operating lease liabilities	55	58
Accrued expenses and other current liabilities	2,332	2,495
Total current liabilities	2,544	2,726
Operating lease liabilities	456	440
Other liabilities	21	28
Total liabilities	3,021	3,194
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	14	11
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2022 and June 30, 2023, 363,299 and 365,183 Class A shares issued and outstanding as of December 31, 2022 and June 30, 2023, respectively; 200,000 Class B shares authorized as of December 31, 2022 and June 30, 2023, 28,172 and 27,469 Class B shares issued and outstanding as of December 31, 2022 and June 30, 2023, respectively; 2,000,000 Class C shares authorized as of December 31, 2022 and June 30, 2023, zero Class C shares issued and outstanding as of December 31, 2022 and June 30, 2023	—	—
Additional paid-in capital	10,633	11,257
Accumulated other comprehensive (loss) income	(33)	9
Accumulated deficit	(3,846)	(4,870)
Total stockholders’ equity	6,754	6,396
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$9,789	$9,601
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

Revenue	$1,608	$2,133	$3,064	$4,168
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	880	1,135	1,643	2,204
Sales and marketing	421	471	835	967
Research and development	205	269	353	500
General and administrative	291	341	536	626
Depreciation and amortization	81	128	140	251
Restructuring charges	3	—	3	2
Total costs and expenses	1,881	2,344	3,510	4,550
Loss from operations	(273)	(211)	(446)	(382)
Interest income, net	4	34	5	61
Other income (expense), net	(3)	(4)	2	(5)
Loss before income taxes	(272)	(181)	(439)	(326)
Provision for (benefit from) income taxes	(9)	(9)	(9)	8
Net loss including redeemable non-controlling interests	(263)	(172)	(430)	(334)
Less: net loss attributable to redeemable non-controlling interests	—	(2)	—	(3)
Net loss attributable to DoorDash, Inc. common stockholders	$(263)	$(170)	$(430)	$(331)
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(0.72)	$(0.44)	$(1.21)	$(0.85)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	363,961	388,737	356,630	389,563
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

Net loss including redeemable non-controlling interests	$(263)	$(172)	$(430)	$(334)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustments	(87)	(8)	(87)	34
Change in unrealized loss on marketable securities	(6)	(1)	(16)	8
Total other comprehensive (loss) income, net of tax	(93)	(9)	(103)	42
Comprehensive loss including redeemable non-controlling interests	(356)	(181)	(533)	(292)
Less: Comprehensive loss attributable to redeemable non-controlling interests	—	(2)	—	(3)
Comprehensive loss attributable to DoorDash, Inc. common stockholders	$(356)	$(179)	$(533)	$(289)
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2021	$—	346,512	$—	$6,752	$(2,081)	$(4)	$4,667
Issuance of common stock upon settlement of restricted stock units	—	1,915	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	2,686	—	5	—	—	5
Stock-based compensation	—	—	—	157	—	—	157
Other comprehensive loss	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	(167)	—	(167)
Balances as of March 31, 2022	—	351,113	—	6,914	(2,248)	(14)	4,652
Issuance of common stock upon settlement of restricted stock units	—	2,492	—	—	—	—	—
Shares issued related to the acquisition of Wolt	—	35,780	—	2,842	—	—	2,842
Issuance of common stock upon exercise of stock options	—	1,031	—	3	—	—	3
Stock-based compensation	—	—	—	269	—	—	269
Other comprehensive loss	—	—	—	—	—	(93)	(93)
Net loss	—	—	—	—	(263)	—	(263)
Balances as of June 30, 2022	$—	390,416	$—	$10,028	$(2,511)	$(107)	$7,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2022	$14	391,471	$—	$10,633	$(3,846)	$(33)	$6,754
Issuance of common stock upon settlement of restricted stock units	—	3,322	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,724	—	2	—	—	2
Stock-based compensation	—	—	—	265	—	—	265
Other comprehensive income	—	—	—	—	—	51	51
Repurchase and retirement of common stock	—	(6,761)	—	—	(393)	—	(393)
Net loss	(1)	—	—	—	(161)	—	(161)
Balances as of March 31, 2023	13	389,756	—	10,900	(4,400)	18	6,518
Issuance of common stock upon settlement of restricted stock units	—	5,489	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,848	—	1	—	—	1
Stock-based compensation	—	—	—	356	—	—	356
Other comprehensive loss	—	—	—	—	—	(9)	(9)
Repurchase and retirement of common stock	—	(4,441)	—	—	(300)	—	(300)
Net loss	(2)	—	—	—	(170)	—	(170)
Balances as of June 30, 2023	$11	392,652	$—	$11,257	$(4,870)	$9	$6,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2023
Cash flows from operating activities
Net loss including redeemable non-controlling interests	$(430)	$(334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	140	251
Stock-based compensation	360	541
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	35	60
Other	14	19
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Funds held at payment processors	109	142
Accounts receivable, net	20	12
Prepaid expenses and other current assets	(51)	(27)
Other assets	(44)	(23)
Accounts payable	38	20
Accrued expenses and other current liabilities	(6)	181
Payments for operating lease liabilities	(32)	(59)
Other liabilities	(8)	7
Net cash provided by operating activities	145	790
Cash flows from investing activities
Purchases of property and equipment	(77)	(66)
Capitalized software and website development costs	(73)	(97)
Purchases of marketable securities	(1,078)	(930)
Maturities of marketable securities	992	962
Sales of marketable securities	245	3
Purchases of non-marketable equity securities	—	(16)
Net cash acquired in acquisitions	71	—
Other investing activities	—	(1)
Net cash provided by (used in) investing activities	80	(145)
Cash flows from financing activities
Proceeds from exercise of stock options	8	3
Repurchase of common stock	—	(693)
Other financing activities	—	(8)
Net cash provided by (used in) financing activities	8	(698)
Foreign currency effect on cash, cash equivalents, and restricted cash	(8)	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	225	(55)
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	2,506	2,188
Cash, cash equivalents, and restricted cash, end of period	$2,731	$2,133
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,727	$1,904
Restricted cash included in prepaid expenses and other current assets	—	85
Long-term restricted cash	4	144
Total cash, cash equivalents, and restricted cash	$2,731	$2,133
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$39	$20
Stock-based compensation included in capitalized software and website development costs	$66	$80
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
Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

United States	$1,561	$1,939	$3,006	$3,785
International	47	194	58	383
Total revenue	$1,608	$2,133	$3,064	$4,168
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the six months ended June 30, 2023 was as follows (in millions):

Six Months Ended June 30, 2023
Beginning balance	$251
Addition to contract liabilities	1,070
Reduction of contract liabilities(1)(2)	(1,081)
Ending balance	$240
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
(2) Included in the beginning balance of contract liabilities was $129 million associated with unearned prepayments received by the Company, of which $96 million was recognized as revenue during the six months ended June 30, 2023. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.
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

	Six Months Ended June 30,
	2022	2023

Beginning balance	$62	$100
Addition to deferred contract costs	27	38
Amortization of deferred contract costs	(14)	(21)
Ending balance	$75	$117
Deferred contract costs, current	$29	$42
Deferred contract costs, non-current	46	75
Total deferred contract costs	$75	$117
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Six Months Ended June 30,
	2022	2023

Beginning balance	$39	$20
Current-period provision for expected credit losses	(5)	4
Write-offs charged against the allowance	(7)	(5)
Ending balance	$27	$19
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

The total purchase consideration of the Wolt acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The Company recorded $1,997 million of goodwill which represents the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to the assembled workforce of Wolt and anticipated synergies from the future growth and strategic advantages in the global local commerce industry. The goodwill recorded in connection with the acquisition of Wolt is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimate and assumptions, with the assistance of an independent third-party valuation firm.
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
The amount of revenue and net loss from Wolt included in the condensed consolidated statements of operations for the month of June 2022 were $32 million and $45 million, respectively.
The following unaudited pro forma results presents the combined revenue and net loss as if the Wolt acquisition had been completed on January 1, 2021, the beginning of the Company’s fiscal 2021. The unaudited pro forma information is based on estimates and assumptions which the Company believes are reasonable and primarily reflects adjustments for the pro forma impact of additional amortization related to the fair value of acquired intangible assets and transaction costs. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred on January 1, 2021, nor are they indicative of future results of operations. The unaudited pro forma results are as follows (in millions):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Revenue	$1,672	$3,216
Net loss	(340)	(645)
Bbot Acquisition
On March 1, 2022, the Company acquired Bbot, Inc., a hospitality technology company. The addition of Bbot's products and technology to the Company's platform will offer merchants more solutions for their in-store and online channels, including in-store digital ordering and payments. The acquisition was accounted for under the acquisition method of accounting. The total purchase consideration was approximately $88 million in cash, including a $9 million indemnification holdback, which was settled during the three months period ended June 30, 2023.
The total purchase consideration was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the anticipated synergies from the future growth opportunities from the adoption of Bbot’s technology by the Company’s merchants. The fair value of assets acquired and liabilities assumed are based on management’s best estimate and assumptions, with the assistance of an independent third-party valuation firm.
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
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the six months ended June 30, 2023 were as follows (in millions):

Total

Balance as of December 31, 2022	$2,370
Goodwill measurement period adjustment	3
Effects of foreign currency translation	23
Balance as of June 30, 2023	$2,396

Intangible assets, net consisted of the following as of December 31, 2022 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	5.3	$236	$(88)	$148
Merchant relationships	10.0	294	(26)	268
Courier relationships	0.4	12	(7)	5
Customer relationships	2.4	119	(30)	89
Trade name and trademarks	9.4	277	(22)	255
Balance as of December 31, 2022		$938	$(173)	$765
Intangible assets, net consisted of the following as of June 30, 2023 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	4.8	$237	$(102)	$135
Merchant relationships	9.6	298	(41)	257
Courier relationships	—	12	(12)	—
Customer relationships	1.9	121	(49)	72
Trade name and trademarks	8.9	280	(36)	244
Balance as of June 30, 2023		$948	$(240)	$708
Amortization expense associated with intangible assets was $19 million and $34 million for the three months ended June 30, 2022 and 2023, respectively. Amortization expense associated with intangible assets was $22 million and $67 million for the six months ended June 30, 2022 and 2023, respectively.
The estimated future amortization expense of intangible assets as of June 30, 2023 was as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2023	$61
2024	123
2025	98
2026	82
2027	78
Thereafter	266
Total estimated future amortization expense	$708

6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$886	$—	$—	$886
Commercial paper	—	3	—	3
Short-term marketable securities
Commercial paper	—	306	—	306
Corporate bonds	—	205	—	205
U.S. government agency securities	—	76	—	76
U.S. Treasury securities	—	957	—	957
Long-term marketable securities
Corporate bonds	—	145	—	145
U.S. government agency securities	—	44	—	44
U.S. Treasury securities	—	208	—	208
Total	$886	$1,944	$—	$2,830

	June 30, 2023
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$996	$—	$—	$996
Short-term marketable securities
Commercial paper	—	289	—	289
Corporate bonds	—	196	—	196
U.S. government agency securities	—	199	—	199
U.S. Treasury securities	—	868	—	868
Long-term marketable securities
Corporate bonds	—	260	—	260
U.S. government agency securities	—	26	—	26
U.S. Treasury securities	—	95	—	95
Total	$996	$1,933	$—	$2,929
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
During the three and six months ended June 30, 2023, the Company made investments in non-marketable equity securities of $18 million and $19 million, respectively. The Company's investments in non-marketable equity securities were accounted for using the measurement alternative, where the Company adjusts the value of the investments based on changes in value due to observable price changes for identical or similar securities of the investee or impairment. In the three and six months ended June 30, 2022 and 2023, the Company did not record any material upward or downward adjustments or impairments on its non-marketable equity securities.
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2022 and June 30, 2023, including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other income (expenses), net in the condensed consolidated statements of operations during the period in which they were incurred (in millions):

	December 31, 2022	June 30, 2023
Initial cost basis	$427	$446
Upward adjustments	9	9
Downward adjustments (including impairment)	(312)	(313)
Total carrying value at the end of reporting period	$124	$142
7. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2022
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$886	$—	$—	$886
Commercial paper	3	—	—	3
Short-term marketable securities
Commercial paper	306	—	—	306
Corporate bonds	207	—	(2)	205
U.S. government agency securities	78	—	(2)	76
U.S. Treasury securities	970	—	(13)	957
Long-term marketable securities
Corporate bonds	146	—	(1)	145
U.S. government agency securities	44	—	—	44
U.S. Treasury securities	210	—	(2)	208
Total	$2,850	$—	$(20)	$2,830

	June 30, 2023
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$996	$—	$—	$996
Short-term marketable securities
Commercial paper	289	—	—	289
Corporate bonds	198	—	(2)	196
U.S. government agency securities	200	—	(1)	199
U.S. Treasury securities	873	—	(5)	868
Long-term marketable securities
Corporate bonds	263	—	(3)	260
U.S. government agency securities	26	—	—	26
U.S. Treasury securities	96	—	(1)	95
Total	$2,941	$—	$(12)	$2,929
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2022, and June 30, 2023.
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2022	June 30, 2023

Equipment for merchants	$156	$158
Computer equipment and software	68	71
Capitalized software and website development costs	591	767
Leasehold improvements	164	185
Office equipment	52	58
Construction in progress	74	64
Total	1,105	1,303
Less: Accumulated depreciation and amortization	(468)	(626)
Property and equipment, net	$637	$677
Depreciation expenses were $27 million and $33 million for the three months ended June 30, 2022 and 2023, respectively. Depreciation expenses were $54 million and $66 million for the six months ended June 30, 2022 and 2023, respectively.
The Company capitalized $78 million and $93 million in capitalized software and website development costs during the three months ended June 30, 2022 and 2023, respectively. The Company capitalized $145 million and $176 million in capitalized software and website development costs during the six months ended June 30, 2022 and 2023, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $35 million and $61 million for the three months ended June 30, 2022 and 2023, respectively. Amortization of capitalized software and website development costs was $64 million and $118 million for six months ended June 30, 2022 and 2023, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2022	June 30, 2023

Litigation reserves	$37	$77
Sales tax payable and accrued sales and indirect taxes	194	243
Accrued operations related expenses	220	234
Accrued advertising	124	113
Dasher and merchant payable	702	710
Insurance reserves	418	568
Contract liabilities	251	240
Other	386	310
Total	$2,332	$2,495
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
The Company is currently the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay model, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, the Company has recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2023. Results of audits and related governmental action are inherently unpredictable and, as such, there is always the risk of an audit having a material impact on the Company's business, financial condition, and results of operations.
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
No liability associated with such indemnifications was recorded as of December 31, 2022 and June 30, 2023.
Non-cancelable Purchase Commitments
In May 2023, the Company amended a third-party platform service agreement under which the Company has a non-cancellable purchase commitment of $892 million through May 2028.
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
As of December 31, 2022 and June 30, 2023, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2022 and June 30, 2023, no revolving loans were outstanding under the credit facility.
The Company maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2022 and June 30, 2023, the Company had $132 million and $134 million of issued letters of credit outstanding, respectively, of which $99 million and $99 million, respectively, were issued from the revolving credit and guaranty agreement.
Surety Bonds
The Company is required to maintain a $265 million collateral in connection with one of its insurance policies, which can be held in a specified combination of cash, surety bonds, and letters of credit. In order to meet that requirement, the Company has set aside $133 million in an escrow account which is restricted from general use, and the remainder of the collateral requirement is covered in the form of surety bonds with third parties. As of June 30, 2023, the Company had $132 million of surety bonds outstanding. As of December 31, 2022, the Company had no surety bonds outstanding.

Sales and Indirect Tax Matters
The Company is under audit by various state, local, and foreign tax authorities with regard to sales and indirect tax matters. The Company records sales and indirect tax reserves as they become probable and the amount can be reasonably estimated. These reserves are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. The timing of the resolution of indirect tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the tax authorities may differ from the amounts accrued.
9. Common Stock
Stock Repurchase Program
In February 2023, the Company authorized the repurchase of shares of Class A common stock, in an aggregate amount of up to $750 million. During the three months ended June 30, 2023, the Company repurchased 4.4 million shares of its Class A common stock at a weighted average price of $67.66 per share for a total amount of $301 million. During the six months ended June 30, 2023, the Company repurchased 11.2 million shares of its Class A common stock at a weighted average price of $61.85 per share for a total amount of $693 million. The shares were retired immediately upon repurchase.
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
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested restricted stock as of December 31, 2022	472
Granted	—	$—
Vested	(93)	$76.91
Forfeited	—	$—
Unvested restricted stock as of June 30, 2023	379

Stock Award Activities
A summary of stock option activity under the 2014 Equity Incentive Plan, 2020 Equity Incentive Plan and 2022 Inducement Equity Incentive Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2022	16,021	$2.84	3.48	$737
Granted	—	$—
Exercised	(3,572)	$0.96		$219
Cancelled and forfeited	—	$—
Balance as of June 30, 2023	12,449	$3.38	3.27	$909
Exercisable as of June 30, 2023	12,158	$3.37	3.26	$888
Vested and expected to vest as of June 30, 2023	12,449	$3.38	3.27	$909
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the New York Stock Exchange (the "NYSE") as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2022, and 2023 was $388 million and $219 million, respectively. The weighted-average grant date fair value of stock assumed via acquisition during the six months ended June 30, 2022 was $72.99. There were no stock options granted during the six months ended June 30, 2023.
The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested units as of December 31, 2022	44,805		$2,167
Granted	11,695	$59.94
Vested	(28)	$75.88
Vested and settled	(8,507)	$76.67
Forfeited	(3,727)	$88.96
Unvested units as of June 30, 2023	44,238		$3,381
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the NYSE as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the six months ended June 30, 2022 and 2023 was $86.84 and $59.94, respectively.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023

Cost of revenue, exclusive of depreciation and amortization	$30	$43	$42	$67
Sales and marketing	29	36	43	60
Research and development	95	133	150	231
General and administrative	77	99	125	183
Total stock-based compensation expense	$231	$311	$360	$541
As of June 30, 2023, there was $9 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.44 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of June 30, 2023, unrecognized stock-based compensation expense related to the CEO Performance Award was $123 million, which is expected to be recognized over a period of 1.82 years.
As of June 30, 2023, there was $2.4 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award. The Company expects to recognize this expense over the remaining weighted-average period of 2.55 years.
10. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment to tax expense or benefit in the period. The primary differences between the effective tax rate and the federal statutory tax rate are due to the valuation allowance on the Company’s deferred tax assets in certain jurisdictions.
Specifically, the Company recorded $9 million and $9 million of benefit from income taxes for the three months ended June 30, 2022 and 2023, respectively. The Company recorded $9 million of benefit from and $8 million of provision for income taxes for the six months ended June 30, 2022 and 2023, respectively. The benefit from income taxes for 2022 is primarily driven by the losses generated in non-U.S. jurisdictions for which a tax benefit can be realized. The provision for income taxes for 2023 is primarily attributable to positive pre-tax book income in the United States resulting in federal and state income taxes.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of June 30, 2023, the Company maintains a full valuation allowance on its deferred tax assets except for certain foreign jurisdictions.
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
The following table sets forth the calculation of basic and diluted net loss per share attributable to DoorDash, Inc. common stockholders during the periods presented. RSUs that vested but have not been settled are included in the denominator in calculating net loss per share for the three and six months ended June 30, 2022 and 2023 (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2023		2022		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Net loss including redeemable non-controlling interests	$(241)	$(22)	$(160)	$(12)	$(393)	$(37)	$(310)	$(24)
Less: Net loss attributable to redeemable non-controlling interests	—	—	(2)	—	—	—	(3)	—
Net loss attributable to DoorDash, Inc. common stockholders	$(241)	$(22)	$(158)	$(12)	$(393)	$(37)	$(307)	$(24)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	333,738	30,223	361,141	27,596	325,955	30,675	361,771	27,792
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(0.72)	$(0.72)	$(0.44)	$(0.44)	$(1.21)	$(1.21)	$(0.85)	$(0.85)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	As of June 30,
	2022	2023
Stock options to purchase common stock	17,090	12,449
Unvested restricted stock and restricted stock units	40,570	44,512
Escrow shares	2,361	2,010
Total	60,021	58,971

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
We operate a local commerce platform that connects merchants, consumers, and Dashers. Our primary offerings are the DoorDash Marketplace and the Wolt Marketplace (our "Marketplaces"), which together operate in over 25 countries across the globe. Our Marketplaces provide a suite of services that enable merchants to establish an online presence, generate demand, seamlessly transact with consumers, and fulfill orders primarily through independent contractors who use our platform to deliver orders. Dashers that use our DoorDash Marketplace and Wolt Marketplace are referred to as "DoorDash Dashers" and "Wolt courier partners," respectively, in this Quarterly Report on Form 10-Q. As part of our Marketplaces, we also offer Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Work, which provides merchants on our platform with large group orders and catering orders for businesses and events. The DoorDash Marketplace also includes DashPass and the Wolt Marketplace includes Wolt+. DashPass and Wolt+ are our membership products, which provide members with unlimited access to eligible merchants with zero delivery fees and reduced service fees on eligible orders.
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

Financial and Operational Highlights
We use the following financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,
(In millions, except percentages)	2022	2023

Total Orders	426	532
Total Orders Y/Y growth	23%	25%
Marketplace GOV	$13,081	$16,468
Marketplace GOV Y/Y growth	25%	26%
Revenue	$1,608	$2,133
Revenue Y/Y growth	30%	33%
Net Revenue Margin	12.3%	13.0%
GAAP Gross Profit	$686	$951
GAAP Gross Profit as a % of Marketplace GOV	5.2%	5.8%
Contribution Profit(1)	$381	$620
Contribution Profit as a % of Marketplace GOV	2.9%	3.8%
GAAP Net Loss including redeemable non-controlling interests	$(263)	$(172)
GAAP Net Loss including redeemable non-controlling interests as a % of Marketplace GOV	(2.0)%	(1.0)%
Adjusted EBITDA(1)	$103	$279
Adjusted EBITDA as a % of Marketplace GOV	0.8%	1.7%
Basic shares, options and RSUs outstanding as of period end	448	449
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
In the second quarter of 2023, Total Orders increased to 532 million, or 25% growth compared to the same quarter of 2022. The increase in Total Orders was driven primarily by growth in consumers and increased consumer engagement as well as the inclusion of Wolt.
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
In the second quarter of 2023, Marketplace GOV increased to $16.5 billion, or 26% growth compared to the same quarter of 2022, driven primarily by organic growth in Total Orders as well as the inclusion of Wolt.
Net Revenue Margin. We define Net Revenue Margin as revenue expressed as a percentage of Marketplace GOV.
In the second quarter of 2023, Net Revenue Margin increased to 13.0% from 12.3% in the same quarter of 2022, primarily due to improved logistics efficiency.
Contribution Profit. We define Contribution Profit as our gross profit less sales and marketing expense plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing expenses, (iii) allocated overhead included in cost of revenue and sales and marketing expenses, and (iv) inventory write-off related to restructuring. Gross profit is defined as revenue less (i) cost of revenue, exclusive of depreciation and amortization and (ii) depreciation and amortization related to cost of revenue.

We use Contribution Profit to evaluate our operating performance and trends. We believe that Contribution Profit is a useful indicator of the economic impact of orders fulfilled through DoorDash as it takes into account the direct expenses associated with generating and fulfilling orders.
In the second quarter of 2023, Contribution Profit increased to $620 million, compared to $381 million in the same quarter of 2022, driven primarily by growth in revenue and leverage on sales and marketing expenses, partially offset by an increase in cost of revenue.
Contribution Profit is a non-GAAP financial measure with certain limitations regarding its usefulness. It does not reflect our financial results in accordance with accounting principles generally accepted in the United States ("GAAP") as it does not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Accordingly, Contribution Profit is not indicative of our overall results or an indicator of past or future financial performance. Further, it is not a financial measure of total company profitability and it is neither intended to be used as a proxy for total company profitability nor does it imply profitability for our business.
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) including redeemable non-controlling interests, adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv) impairment expenses, (v) restructuring charges, (vi) inventory write-off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest income, net, (ix) other (income) expense, net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense.
Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business.
In the second quarter of 2023, Adjusted EBITDA increased to $279 million from $103 million in the same quarter of 2022, driven by growth in Contribution Profit.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
In the second quarter of 2023, Free Cash Flow increased to $311 million, compared to Free Cash Flow of $86 million in the same quarter of 2022, driven primarily by an increase in net cash provided by operating activities.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023

Revenue	$1,608	$2,133	$3,064	$4,168
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	880	1,135	1,643	2,204
Sales and marketing	421	471	835	967
Research and development	205	269	353	500
General and administrative	291	341	536	626
Depreciation and amortization(2)	81	128	140	251
Restructuring charges	3	—	3	2
Total costs and expenses	1,881	2,344	3,510	4,550
Loss from operations	(273)	(211)	(446)	(382)
Interest income, net	4	34	5	61
Other income (expense), net	(3)	(4)	2	(5)
Loss before income taxes	(272)	(181)	(439)	(326)
Provision for (benefit from) income taxes	(9)	(9)	(9)	8
Net loss including redeemable non-controlling interests	(263)	(172)	(430)	(334)
Less: net loss attributable to redeemable non-controlling interests	—	(2)	—	(3)
Net loss attributable to DoorDash, Inc. common stockholders	$(263)	$(170)	$(430)	$(331)
(1)Costs and expenses included stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023

Cost of revenue, exclusive of depreciation and amortization	$30	$43	$42	$67
Sales and marketing	29	36	43	60
Research and development	95	133	150	231
General and administrative	77	99	125	183
Total stock-based compensation expense	$231	$311	$360	$541
(2)Depreciation and amortization related to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023

Cost of revenue	$42	$47	$73	$92
Sales and marketing	14	33	20	66
Research and development	22	44	40	86
General and administrative	3	4	7	7
Total depreciation and amortization	$81	$128	$140	$251

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	55%	53%	54%	53%
Sales and marketing	26%	22%	27%	23%
Research and development	13%	13%	11%	12%
General and administrative	18%	16%	18%	15%
Depreciation and amortization	5%	6%	5%	6%
Restructuring charges	—%	—%	—%	—%
Total costs and expenses	117%	110%	115%	109%
Loss from operations	(17)%	(10)%	(15)%	(9)%
Interest income, net	—%	2%	—%	1%
Other income (expense), net	—%	—%	—%	—%
Loss before income taxes	(17)%	(8)%	(15)%	(8)%
Provision for (benefit from) income taxes	(1)%	—%	—%	—%
Net loss including redeemable non-controlling interests	(16)%	(8)%	(15)%	(8)%
Less: net loss attributable to redeemable non-controlling interests	—%	—%	—%	—%
Net loss attributable to DoorDash, Inc. common stockholders	(16)%	(8)%	(15)%	(8)%
Comparison of the Three and Six Months Ended June 30, 2022 and 2023
Revenue
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Revenue	$1,608	$2,133	33%	$3,064	$4,168	36%
Revenue increased by $525 million, or 33%, during the second quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by a 26% increase in Marketplace GOV to $16.5 billion. On a year-over-year basis, revenue for the second quarter of 2023 grew at a faster rate than Marketplace GOV during the same period primarily due to improved logistics efficiency.

Revenue increased by $1.1 billion, or 36%, during the first six months of 2023, compared to the same period of 2022. The increase was primarily driven by a 27% increase in Marketplace GOV. For the first six months of 2023, revenue grew at a faster rate than Marketplace GOV during the same period primarily due to improved logistics efficiency.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Cost of revenue, exclusive of depreciation and amortization	$880	$1,135	29%	$1,643	$2,204	34%
Cost of revenue, exclusive of depreciation and amortization, increased by $255 million, or 29%, for the second quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase of $177 million in order management costs and an increase of $28 million in platform costs, driven primarily by growth in Total Orders. Additionally, personnel-related compensation expenses and allocated overhead increased by $46 million primarily driven by increased headcount.
Cost of revenue, exclusive of depreciation and amortization, increased by $561 million, or 34%, during the first six months of 2023, compared to the same period of 2022. The increase was primarily attributable to an increase of $380 million in order management costs, an increase of $57 million in platform costs, driven primarily by growth in Total Orders. Additionally, personnel-related compensation expenses and allocated overhead increased by $112 million primarily driven by increased headcount.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Sales and marketing	$421	$471	12%	$835	$967	16%
Sales and marketing expenses increased by $50 million, or 12%, for the second quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase of $25 million in advertising expenses and an increase of $16 million in personnel-related compensation expenses and allocated overhead primarily driven by increased headcount.
Sales and marketing expenses increased by $132 million, or 16%, during the first six months of 2023, compared to the same period of 2022. The increase was primarily driven by an increase of $76 million in advertising expenses and an increase of $41 million in personnel-related compensation expenses and allocated overhead primarily driven by increased headcount.

Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Research and development	$205	$269	31%	$353	$500	42%
Research and development expenses increased by $64 million, or 31%, for the second quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase of $77 million in personnel-related compensation expenses and allocated overhead primarily driven by increased headcount, partially offset by an increase in capitalized software and website development costs of $13 million.
Research and development expenses increased by $147 million, or 42%, during the first six months of 2023, compared to the same period of 2022. The increase was primarily driven by an increase of $170 million in personnel-related compensation expenses and allocated overhead primarily driven by increased headcount, partially offset by an increase in capitalized software and website development costs of $25 million.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

General and administrative	$291	$341	17%	$536	$626	17%
General and administrative expenses increased by $50 million, or 17%, for the second quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase of $55 million in legal, tax, and regulatory expenses and an increase of $30 million in personnel-related compensation expenses and allocated overhead primarily driven by increased headcount, partially offset by a decrease in transaction-related costs of $43 million.
General and administrative expenses increased by $90 million, or 17%, during the first six months of 2023, compared to the same period of 2022. The increase was primarily driven by an increase of $57 million in legal, tax, and regulatory expenses and an increase of $82 million in personnel-related compensation expenses and allocated overhead primarily driven by increased headcount, partially offset by a decrease in transaction-related costs of $55 million.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Depreciation and amortization	$81	$128	58%	$140	$251	79%
Depreciation and amortization expenses increased by $47 million, or 58%, for the second quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase of $26 million in amortization expense related to increased capitalized software and website development costs, and an increase of $15 million of amortization expenses for acquired intangible assets.

Depreciation and amortization expenses increased by $111 million, or 79%, during the first six months of 2023, compared to the same period of 2022. The increase was primarily driven by an increase of $54 million in amortization expense related to increased capitalized software and website development costs, and an increase of $45 million of amortization expenses for acquired intangible assets.
Restructuring Charges
Restructuring charges primarily consist of separation-related payments and other termination benefit costs associated with restructuring activities.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Restructuring charges	$3	$—	*	$3	$2	*
*Percentage not meaningful.
Restructuring charges was not material in the periods presented.
Interest Income, Net
Interest income, net primarily consists of interest earned on our cash, cash equivalents, and marketable securities.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Interest income, net	$4	$34	*	$5	$61	*
*Percentage not meaningful.
Interest income, net increased by $30 million for the second quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase in average interest rates earned on marketable securities during 2023.
Interest income, net increased by $56 million during the first six months of 2023, compared to the same period of 2022. The increase was primarily driven by an increase in average interest rates earned on marketable securities during 2023.
Other Income (Expense), Net
Other income (expense), net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Other income (expense), net	$(3)	$(4)	*	$2	$(5)	*
*Percentage not meaningful.
Other income (expense), net was not material in the periods presented.
Provision for (benefit from) income taxes
Provision for income taxes is primarily attributable to U.S. income tax expense, as well as income tax expense attributable to foreign operations. Benefit from income taxes primarily results from losses and credits for which an income tax benefit can be recognized.

	Three Months Ended June 30,			Six Months Ended June 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Provision for (benefit from) income taxes	$(9)	$(9)	*	$(9)	$8	*
*Percentage not meaningful.

The benefit from income taxes for the second quarter of 2023, is comparable to that in the same quarter of 2022.
The provision for income taxes for the first six months of 2023 is primarily attributable to positive pre-tax book income in the United States resulting in federal and state income taxes. The benefit from income taxes for the first six months of 2022 is primarily driven by the losses generated in non-U.S. jurisdictions for which a tax benefit can be realized.
Non-GAAP Financial Measures
We use adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit, Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our business and financial performance. We believe that these non-GAAP financial measures provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, and allow for greater transparency with respect to metrics used by our management in their financial and operational decision making. We are presenting these non-GAAP financial measures to assist investors in seeing our business and financial performance through the eyes of management, and because we believe that these non-GAAP financial measures provide an additional tool for investors to use in comparing results of operations of our business over multiple periods with other companies in our industry.
Our definitions may differ from the definitions used by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Further, these metrics have certain limitations in that they do not include the impact of certain expenses that are reflected in our condensed consolidated statements of operations. Thus, our adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit, Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP.
We compensate for these limitations by providing a reconciliation of adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit, Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow to their respective related GAAP financial measures. We encourage investors and others to review our business, results of operations, and financial information in its entirety, not to rely on any single financial measure, and to view adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit, Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA and Free Cash Flow in conjunction with their respective related GAAP financial measures.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023

Cost of revenue, exclusive of depreciation and amortization	$880	$1,135	$1,643	$2,204
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(31)	(43)	(43)	(67)
Allocated overhead	(8)	(8)	(17)	(17)
Inventory write-off related to restructuring	(2)	$—	(2)	—
Adjusted cost of revenue	$839	$1,084	$1,581	$2,120

Adjusted Sales and Marketing Expense
We define adjusted sales and marketing expense as sales and marketing expenses excluding stock-based compensation expense and certain payroll tax expense, and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023

Sales and marketing	$421	$471	$835	$967
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(29)	(36)	(43)	(60)
Allocated overhead	(4)	(6)	(9)	(12)
Adjusted sales and marketing	$388	$429	$783	$895
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
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023

Research and development	$205	$269	$353	$500
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(95)	(134)	(151)	(232)
Allocated overhead	(4)	(5)	(8)	(9)
Adjusted research and development	$106	$130	$194	$259
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

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023

General and administrative	$291	$341	$536	$626
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(76)	(99)	(124)	(183)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(15)	(49)	(39)	(68)
Transaction-related costs(2)	(44)	(1)	(58)	(2)
Allocated overhead from cost of revenue, sales and marketing, and research and development	16	19	34	38
Adjusted general and administrative	$172	$211	$349	$411
(1)We exclude certain costs and expenses from our calculation of adjusted general and administrative expense because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, (iii) expenses related to supporting various policy matters, including those related to worker classification and price controls, and (iv) donations as part of our relief efforts in connection with the COVID-19 pandemic and Russia's invasion of Ukraine. We believe it is appropriate to exclude the foregoing matters from our calculation of adjusted general and administrative expense because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
(2)Consists of acquisition, integration, and investment related costs, primarily related to the Wolt acquisition.
Contribution Profit
We use Contribution Profit to evaluate our operating performance and trends. We believe that Contribution Profit is a useful indicator of the economic impact of orders fulfilled through DoorDash as it takes into account the direct expenses associated with generating and fulfilling orders. We define Contribution Profit as our gross profit less sales and marketing expense plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing expenses, (iii) allocated overhead included in cost of revenue and sales and marketing expenses, and (iv) inventory write off related to restructuring. We define gross margin as gross profit as a percentage of revenue for the same period and we define Contribution Margin as Contribution Profit as a percentage of revenue for the same period.
Gross profit is the most directly comparable financial measure to Contribution Profit. The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2022	2023	2022	2023

Revenue	$1,608	$2,133	$3,064	$4,168
Less: Cost of revenue, exclusive of depreciation and amortization	(880)	(1,135)	(1,643)	(2,204)
Less: Depreciation and amortization related to cost of revenue	(42)	(47)	(73)	(92)
Gross profit	$686	$951	$1,348	$1,872
Gross Margin	42.7%	44.6%	44.0%	44.9%
Less: Sales and marketing	$(421)	$(471)	$(835)	$(967)
Add: Depreciation and amortization related to cost of revenue	42	47	73	92
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	60	79	86	127
Add: Allocated overhead included in cost of revenue and sales and marketing	12	14	26	29
Add: Inventory write-off related to restructuring	2	—	2	—
Contribution Profit	$381	$620	$700	$1,153
Contribution Margin	23.7%	29.1%	22.8%	27.7%

Adjusted Gross Profit
We define Adjusted Gross Profit as gross profit plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-based compensation expense and certain payroll tax expense included in cost of revenue, (iii) allocated overhead included in cost of revenue, and (iv) inventory write off related to restructuring. Gross profit is defined as revenue less (i) cost of revenue, exclusive of depreciation and amortization and (ii) depreciation and amortization related to cost of revenue. Adjusted Gross Margin is defined as Adjusted Gross Profit as a percentage of revenue for the same period.
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except percentages)	2022	2023	2022	2023

Gross profit	$686	$951	$1,348	$1,872
Add: Depreciation and amortization related to cost of revenue	42	47	73	92
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	31	43	43	67
Add: Allocated overhead included in cost of revenue	8	8	17	17
Add: Inventory write-off related to restructuring	2	—	2	—
Adjusted Gross Profit	$769	$1,049	$1,483	$2,048
Adjusted Gross Margin	47.8%	49.2%	48.4%	49.1%
Adjusted EBITDA
Adjusted EBITDA is a measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss) including redeemable non-controlling interests, adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv) impairment expenses, (v) restructuring charges, (vi) inventory write off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest income, net, (ix) other (income) expense, net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense.

The following table provides a reconciliation of net loss including redeemable non-controlling interests to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2023	2022	2023

Net loss including redeemable non-controlling interests	$(263)	$(172)	$(430)	$(334)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	15	49	39	68
Transaction-related costs(2)	44	1	58	2
Restructuring charges	3	—	3	2
Inventory write-off related to restructuring	2	—	2	—
Provision for (benefit from) income taxes	(9)	(9)	(9)	8
Interest income, net	(4)	(34)	(5)	(61)
Other (income) expense, net	3	4	(2)	5
Stock-based compensation expense and certain payroll tax expense	231	312	361	542
Depreciation and amortization expense	81	128	140	251
Adjusted EBITDA	$103	$279	$157	$483
(1)We exclude certain costs and expenses from our calculation of Adjusted EBITDA because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, (iii) expenses related to supporting various policy matters, including those related to worker classification and price controls, and (iv) donations as part of our relief efforts in connection with the COVID-19 pandemic and Russia's invasion of Ukraine. We believe it is appropriate to exclude the foregoing matters from our calculation of Adjusted EBITDA because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
(2)Consists of acquisition, integration, and investment related costs, primarily related to the Wolt acquisition.
Free Cash Flow
We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Six Months Ended June 30,
(in millions)	2022	2023

Net cash provided by operating activities	$145	$790
Purchases of property and equipment	(77)	(66)
Capitalized software and website development costs	(73)	(97)
Free Cash Flow	$(5)	$627
Credit Facilities
On November 19, 2019, we entered into a revolving credit and guaranty agreement with JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs & Co. LLC, which, as amended and restated on August 7, 2020, and further amended on October 31, 2022, provides for a $300 million unsecured revolving credit facility maturing on August 7, 2025, which increased to $400 million in aggregate revolving commitments upon the consummation of an initial public offering, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $200 million. Loans under the credit facility bear interest, at our option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted SOFR rate for a one-month interest period plus 1.00%, or (ii) an adjusted SOFR rate (based on an interest period of one, three, or six months) rate plus a margin equal to 1.00%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. As of June 30, 2023, we were in compliance with the covenants under the revolving credit and guaranty agreement. As of December 31, 2022 and June 30, 2023, no revolving loans were outstanding under the credit facility.

We maintain letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2022 and June 30, 2023, we had $132 million and $134 million of issued letters of credit outstanding, respectively, of which $99 million and $99 million were issued under the revolving credit and guaranty agreement.
Liquidity and Capital Resources
In December 2020, we completed our IPO in which we received net proceeds of $3.3 billion from sales of shares of our Class A common stock in the IPO, after deducting underwriting discounts and commissions.
As of June 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $3.9 billion, which consisted of cash and cash equivalents of $1.9 billion, short-term marketable securities of $1.6 billion and long-term marketable securities of $381 million. Additionally, funds held at payment processors of $297 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds. Marketable securities consisted of commercial paper, corporate bonds, U.S. government agency securities, and U.S. Treasury securities.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $4.9 billion as of June 30, 2023. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the $400 million in available borrowings under our unsecured revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
In February 2023, our board of directors authorized the repurchase of up to $750 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of June 30, 2023, approximately $57 million remained available under the repurchase authorization.
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
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(In millions)	2022	2023

Net cash provided by operating activities	$145	$790
Net cash provided by (used in) investing activities	80	(145)
Net cash provided by (used in) financing activities	8	(698)
Foreign currency effect on cash, cash equivalents, and restricted cash	(8)	(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$225	$(55)
Operating Activities
Cash provided by operating activities was $790 million for the first six months of 2023. This consisted of a net loss, including redeemable non-controlling interests, of $334 million, offset by non-cash stock-based compensation expense of $541 million, non-cash depreciation and amortization expense of $251 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $60 million, and other net non-cash expenses of $19 million, as well as $253 million net inflows from changes in operating assets and liabilities primarily driven by an increase in accrued liabilities and other current liabilities and decrease in our funds held at payment processors.
Cash provided by operating activities was $145 million for the first six months of 2022. This primarily consisted of a net loss, including redeemable non-controlling interests, of $430 million, offset by non-cash stock-based compensation expense of $360 million, non-cash depreciation and amortization expense of $140 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $35 million, as well as $26 million net inflows from changes in operating assets and liabilities primarily driven by a decrease in funds held at payment processors.
Investing Activities
Cash used in investing activities was $145 million for the first six months of 2023, which primarily consisted of purchases of marketable securities of $930 million, purchases of property and equipment of $66 million, and cash outflows for capitalized software and website development costs of $97 million, partially offset by proceeds from maturities and sales of marketable securities of $965 million.
Cash provided by investing activities was $80 million for the first six months of 2022, which primarily consisted of proceeds from maturities and sales of marketable securities of $1.2 billion, net of cash acquired in acquisition of $71 million, partially offset by purchases of marketable securities of $1.1 billion, purchases of property and equipment of $77 million, and cash outflows for capitalized software and website development costs of $73 million.
Financing Activities
Cash used in financing activities was $698 million for the first six months of 2023, which primarily consisted of repurchases of Class A common stock of $693 million.
Cash provided by financing activities was $8 million for the first six months of 2022, which was the proceeds from exercise of stock options.
Non-cancelable Purchase Commitments
In May 2023, we amended a third-party platform service agreement under which we have a non-cancellable purchase commitment of $892 million through May 2028.
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
Based on our investment portfolio balance as of June 30, 2023, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
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

The aggregate carrying value of our non-marketable equity investments was $142 million as of June 30, 2023. Adjustments or impairments are recorded in other income (expense), net on the condensed consolidated statements of operations and establish a new carrying value for the investment.

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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three and six months ended June 30, 2023. Based on our foreign currency exposures from monetary assets and liabilities as of June 30, 2023, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States and foreign jurisdictions. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed AB 5, which was signed into law in September 2019 and became effective in January 2020. AB 5 codified the standard in Dynamex regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for Proposition 22 to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, in February 2021, petitioners consisting of a number of individuals and labor groups filed a writ of mandate petitioning the Alameda County Superior Court to compel the State of California not to enforce any provisions of Proposition 22 as unconstitutional. In August 2021, after a merits hearing, the Alameda County Superior Court issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition and individual sponsors of Proposition 22 filed appeals in the California First District Court of Appeal. In March 2023, the Court of Appeal overturned the Alameda County Superior

Court's ruling and upheld nearly all of Proposition 22 as state law. In April 2023, petitioners consisting of a number of individuals and labor groups filed a petition for review in the Supreme Court of California, which was granted in June 2023.
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
Regulatory and administrative investigations, audits, demands, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models, compliance with consumer protection laws, privacy, data security, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, we have recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2023. We are currently undergoing government audits in other jurisdictions as well. Results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
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
•Our business is subject to a variety of laws and regulations globally, including those related to worker classification, Dasher pay and conditions of work, and merchant pricing and commissions, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations and subject us to legal claims;
•The multi-class structure of our common stock and the voting agreement and irrevocable proxy (the "Voting Agreement"), between Tony Xu, Andy Fang, and Stanley Tang (our "Co-Founders"), has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval; and
•The trading price of our Class A common stock may be volatile, and you could lose all or part of your investment.
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
We have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to achieve profitability, or maintain or increase profitability in the future. We incurred a net loss of $263 million and $170 million in the three months ended June 30, 2022 and 2023, respectively, and, as of December 31, 2022 and June 30, 2023, we had an accumulated deficit of $3.8 billion and $4.9 billion, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business and operating as a public company. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, expanding into new markets and categories, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increased expenses in future periods. As of June 30, 2023, we had $2.5 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs.
If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses in the future and may not be able to achieve, maintain, or increase profitability.
We may not continue to grow on pace with historical rates.
We have grown rapidly over the last several years, and we experienced a significant increase in revenue in 2020 and 2021 during the peak of the COVID-19 pandemic. Our past revenue growth rate, growth in demand for our offerings, and financial performance should not necessarily be considered indicative of our future performance, and the circumstances that accelerated the growth of our business during the peak of the COVID-19 pandemic are not likely to recur. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods.
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
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. In particular, local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. Globally, we compete with other local on-demand delivery companies, such as Uber Eats, Just Eat Takeaway (including Grubhub, which it acquired in June 2021), and Delivery Hero, merchants that have their own online ordering platforms, online ordering systems, merchants that own and operate their own delivery fleets, grocers and grocery delivery services, convenience stores and convenience store delivery services, and companies that provide point of sale solutions and merchant delivery services. As we continue to expand to verticals beyond food, we may compete with large Internet companies with substantial resources, users, and market and brand power. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers as well as advertising that merchants place in local publications to attract consumers. Further, as we continue to expand our presence internationally, we also face competition from local incumbents in these markets.
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
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures and to increase use of our platform by existing Dashers. Dashers have the ability to decline orders or stop using our platform entirely at any time and we do not have any exclusivity provisions with Dashers. Accordingly, if we do not continue to provide Dashers with flexibility on our platform and compelling opportunities to earn income, we may fail to attract new Dashers or retain existing Dashers or increase their use of our platform, or we may experience complaints, negative publicity, or work stoppages that could adversely affect our users and our business. Relatedly, if merchants and consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. To attract and retain Dashers, we have, among other things, invested in making the use of our Dasher applications, and dashing, as frictionless as possible, created new ways for Dashers to earn and get paid, offered monetary incentives and perquisites, including credits to be used for orders on our platform, provided assistance using the Dasher applications, and offered access to programs that provide cashback rewards on certain purchases, including gasoline. We also frequently test Dasher incentives with subsets of existing Dashers and potential Dashers, and these incentives could fail to attract and retain Dashers or fail to increase use of our platform by existing Dashers or could have unintended adverse consequences, including negative press, adverse reactions from existing and potential Dashers, and harm to our brand and reputation in both the U.S. and other markets. Changes in certain laws and regulations, including immigration and labor and employment laws, or laws that require us to make changes to our platform that decrease the flexibility provided to Dashers in certain markets, may result in a decrease in the pool of Dashers, which may result in increased competition for Dashers or higher costs of recruitment and engagement. Other factors outside of our control, such as increases in the price of gasoline, vehicles, or insurance, may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. If we fail to attract Dashers, retain existing Dashers on favorable terms, or maintain or increase the use of our platform by existing Dashers, we may not be able to meet the demand of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.
We rely on merchants on our platform for many aspects of our business, and to the extent they fail to maintain their service levels or increase the prices they charge consumers on our platform, our business would be adversely affected.
We rely on merchants on our platform to provide quality goods to our consumers at expected price points. If these merchants experience difficulty servicing consumer demand, producing quality goods, meeting our requirements and standards, or price their goods on our platform at unreasonable rates, our reputation and brand could be damaged. An increase in merchant operating costs, whether due to inflation or otherwise, could cause merchants on our platform to raise prices, renegotiate commission rates, or cease operations, which could in turn adversely affect our revenue, operational costs, and efficiency. Further, some items on our platform are listed at higher prices relative to their in-store prices. This practice can negatively affect consumer perception of our platform and could result in a decline in consumers or order volume, or both, which would adversely affect our financial condition and results of operations.
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
It is critical to our success that merchants, consumers, and Dashers be able to access our platform at all times. Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cyberattacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. It may become increasingly difficult and expensive to maintain and improve the performance of our systems and the availability of our platform, especially during peak usage times, as our operations grow and the usage of our platform increases. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.
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
In particular, the ongoing integration of Wolt into our business poses heightened risks, including write-offs or restructuring charges, unanticipated costs, regulatory and compliance risks associated with operating in a number of new jurisdictions, operational difficulties, and the loss of key employees. There can be no assurance that the integration will be accomplished effectively or in a timely manner. In addition, the integration of Wolt will subject us to liabilities that may exist at Wolt or may arise in connection with the completion of the acquisition, some of which may be unknown. Although we and our advisers have conducted due diligence on the operations of Wolt and we have certain rights of indemnification, including an escrow of acquisition consideration to secure certain obligations of Wolt's securityholders, there can be no guarantee that we are aware of all liabilities of Wolt or that the amounts in escrow will be sufficient. Further, the escrow consists of shares and therefore, even if we are able to recover from the escrow, we will need to use our cash and resources to pay for the liabilities and damages. These liabilities, and any additional risks and uncertainties related to the acquisition not currently known to us or that we may currently deem immaterial or unlikely to occur, could negatively impact our business, financial condition and results of operations, including our profitability.
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
•unique and varying terms and conditions and cultural norms in contract negotiations across jurisdictions;
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
We have also launched, and may in the future launch, changes to the rates and fee structure for Dashers that utilize our platform, which may not ultimately be successful in attracting and retaining Dashers and may result in negative publicity or damage our reputation. For example, we increased the amount we pay to DoorDash Dashers per order when we changed our pay model in September 2019, but this pay model also causes less consistency in earnings across deliveries in some cases. This pay model has resulted in, and in the future may result in, negative publicity related to perceptions of its complexity, inconsistency in earnings for Dashers, and lack of flexibility in the ways consumers can leave tips, and as a result, we may not be successful in attracting and retaining merchants, consumers, and Dashers. In addition, in June 2023, we introduced an option for Dashers in select cities to earn a guaranteed hourly rate while delivering. In the future, based on a variety of factors, including legal and regulatory changes and expansion into new categories and geographies, we may change our Dasher pay models again. In particular, new or amended laws and regulations could require us to make changes to our Dasher pay models, or make other changes to our platform, that decrease the flexibility provided to Dashers in certain markets, which may also impact our ability to cost-effectively acquire or retain Dashers. Our current Dasher pay models, and any future changes to our pay models or our ability to cost-effectively acquire and retain Dashers, could result in an increase to the fees we charge to consumers, which in turn could affect our ability to attract and retain consumers, and could adversely affect our business, financial condition, and results of operations.
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
We face certain risks in connection with the operation of DashMart and Wolt Market, our self-operated convenience and grocery delivery businesses. To build and expand DashMart and Wolt Market, we have made substantial investments, including in establishing and managing a reliable supply chain for groceries, including the maintenance of a cold chain to ensure food safety and hygiene, establishing supply-related contractual partnerships, inventory management, leasing premises, hiring personnel, and rolling out relevant technologies and processes. We also plan to continue to invest in such businesses in the future. The maintenance and expansion of our DashMart and Wolt Market businesses requires significant investments, and there is no assurance that we will realize any of the anticipated benefits. In locations where we operate DashMart and Wolt Market, we may not be able to generate a sufficient number of orders to make such services viable in certain locations and we may incur significant costs before we can determine the viability of these DashMart and Wolt Market locations. Our self-operated retail locations also expose us to different regulatory requirements and risks than our Marketplaces and Platform Services, in particular with respect to food safety, alcoholic beverage licenses, and zoning restrictions. Our expansion into convenience, grocery, and other retail categories, may also result in the diversion of management’s attention from other business opportunities as well as the diversion of resources from support functions, which could adversely affect our business, financial condition, and results of operations.

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
Our ability to provide a cost-effective local commerce platform depends on a number of factors, including Dasher efficiency and Dasher pay. Dasher efficiency relies on the technology that powers our platform and while we continue to make significant investments to improve the efficiency and sophistication of our technology, including enhancements to demand prediction, forecasting food preparation times at merchants, and optimizing our routing and batching algorithms, there is no guarantee that such efforts will be successful and produce the resulting gains in efficiency to our platform that we expect, or at all. Dasher pay is a major component of the cost of our business and subject to a number of risks, including changes to our Dasher pay models and changes in macroeconomic conditions. The cost-effectiveness of our platform would also be adversely affected if our operational and technological improvements do not reduce the number of defective orders and accordingly our cost of revenue and refunds and credits. If we are unable to maintain or improve the cost-effectiveness of our platform, including with respect to Dasher efficiency and Dasher pay, our business, financial condition, and results of operations could be adversely affected.
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
Our business is highly dependent on consumer spending habits and Dasher behavior patterns, each of which have a significant impact on our growth and expenses. We may experience changes in consumer activity over the course of the calendar year, although our rapid growth in historical periods has made, and may continue to make, seasonal fluctuations difficult to detect. For example, consumer activity may be impacted by weather. Colder or more inclement weather may increase consumer demand, while warmer or sunny weather may decrease consumer demand. In contrast, the number of available Dashers may decrease during periods of cold or inclement weather, during times when we need more Dashers available to fulfill orders driven by increased consumer demand. In such instances, we typically rely on incentive pay to attract sufficient Dashers to maintain the quality of our platform, which increases our costs. Further, severe weather can cause businesses, including restaurants, to close, making it impossible for Dashers to fulfill deliveries. We also benefit from increased order volume in our campus markets when school is in session, and we experience a decrease in order volume when school is not in session and during summer breaks and other vacation periods, causing a decrease in Dasher pay and adverse effects to our results of operations during impacted periods. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. In addition, other seasonal trends may develop and the existing seasonal trends that we experience may become more pronounced and contribute to greater fluctuations in our results of operations as we continue to scale and our growth slows. As such, we may not accurately forecast our results of operations and we may not be able to adjust our spending quickly enough if our revenue is less than expected, causing our results of operations to fail to meet our expectations or the expectations of investors.
The impact of adverse economic conditions and other trends, including the resulting effects on consumer spending and merchant operations, may adversely affect our business, financial condition, and results of operations.
Changes to economic conditions can impact consumer spending in the regions where we do business, which can prompt consumers to reduce spending on our platform or forgo spending on our platform altogether. Any factor that impacts consumer spending broadly may also impact consumer spending on our platform. Some of these factors include unemployment, inflation, consumer debt, fluctuations in household net worth, fluctuations in gasoline, vehicle, and transportation costs, increased food costs, fluctuations in commodity prices, declines in asset prices, residential real estate and mortgage markets, taxation, energy prices, changes in interest rates and credit availability, and consumer confidence in the current and future political and economic environment. Economic conditions in certain regions may also be affected or exacerbated by natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the COVID-19 pandemic. Additionally, volatility in the global financial markets, or in specific segments of those markets, may contribute to banks and financial institutions with whom we have banking or payment processing relationships entering receivership or becoming insolvent in the future, and we may be unable to access or may lose some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the Federal Deposit Insurance Corporation or other insurance programs. Such volatility may also adversely impact any funds held temporarily at our third-party payment processors.
In addition, merchants on our platform may be negatively impacted by supply chain issues, labor shortages, inflation, or other macroeconomic factors. Labor shortages and supply chain issues at merchants could negatively impact their ability to fulfill orders, which could negatively impact volume on our Marketplaces and in our Platform Services business. Inflationary pressures could drive merchant prices higher, which could negatively impact consumer demand and drive lower order volume on our Marketplaces and in our Platform Services business. Small businesses that do not have substantial resources, like many of the merchants on our platform, tend to be more adversely affected by poor economic conditions than large businesses. If merchants on our platform, including our small business merchants, cease operations, temporarily or permanently, or face financial distress or other business disruption, we may not be able to provide consumers with sufficient merchant selection, and they may be less likely to use our platform.
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
Our capacity for continued growth depends in part on our ability to expand our operations into, and compete effectively in, new geographic markets and categories. It may be difficult for us to understand and accurately predict consumer preferences and purchasing habits in these new geographic markets and categories. In addition, each market and category has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate, the pool of Dashers that are available, and our costs associated with insurance, support, fraud, and onboarding new Dashers. In addition, each market and category is subject to distinct competitive and operational dynamics. These include our ability to offer more attractive services than alternative options and our ability to efficiently attract and retain merchants, consumers, and Dashers, all of which affect our sales, results of operations, and key business metrics. As a result, we may experience fluctuations in our results of operations due to the changing dynamics in the geographic markets and categories in which we operate. If we invest substantial time and resources to expand our operations and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. For more information on risks associated with entry into new markets internationally see the section titled “—Our international operations and any future international expansion will subject us to additional costs and risks and our plans may not be successful.” For more information on risks associated with entry into certain new categories see the section titled “—We face certain risks in expanding our convenience, grocery, and other retail operations, especially in connection with our self-operated convenience and grocery stores.”
We are subject to risks related to fluctuations in foreign currency exchange rates.
We are subject to foreign currency exchange risk as a result of our operations in foreign countries. When conducting business in foreign countries, including through Wolt and our other subsidiaries and affiliates, such business is typically denominated in the local currency of the respective country, which exposes us to the risk of fluctuations in foreign currency exchange rates. Our primary foreign currency exposure is currently to the euro, the Canadian dollar, the Israeli shekel, and the Australian dollar. Additionally, because our financial statements are presented in U.S. dollars, local functional currencies will be converted into U.S. dollars at the applicable exchange rates for inclusion in our condensed consolidated financial statements, thereby increasing our foreign exchange translation risk.
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
We may incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

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
We track certain operational metrics, including our merchant, consumer, and Dasher counts, key business and non-GAAP metrics, such as Total Orders, Marketplace GOV, Contribution Profit, Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow, and certain other metrics required by regulatory and administrative bodies, such as the monthly active recipients of our services in the EU (as required by Article 24(2) of the Digital Services Act), with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. For example, the accuracy of our operating metrics could be impacted by fraudulent users of our platform, and further, we believe that there are consumers who have multiple accounts, even though this is prohibited in our Terms of Service and we implement measures to detect and prevent this behavior. Consumer usage of multiple accounts may cause us to overstate the number of consumers on our platform. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, investors may lose confidence in our operating metrics and business and we expect that we could be subject to legal claims, including securities class action lawsuits, and our business, reputation, financial condition, and results of operations would be adversely affected.
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
We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the U.S. federal, state, and municipal levels, as well as in jurisdictions in Europe and Asia, challenging the classification of Dashers that utilize our platform as independent contractors. Laws and regulations that govern the status and classification of independent contractors vary by jurisdiction and are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us, as well as the Dashers, merchants, and consumers that use our platform. For example, in October 2022, the U.S. Department of Labor released a proposed rule regarding the classification of employees and independent contractors under the federal Fair Labor Standards Act. The proposed rule would implement new interpretative guidance for classification of workers. We maintain that Dashers that utilize our platform are properly classified as independent contractors. However, Dashers may be reclassified as employees, especially in light of the evolving rules and restrictions on worker classification and their potential impact on the local commerce industry. A reclassification of Dashers as employees would adversely affect our business, financial condition, and results of operations, including as a result of:
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
Some jurisdictions in the United States, Europe, and Asia have modified, or are considering modifying, their standards used to determine worker classification. For example, the California Legislature passed Assembly Bill ("AB 5") and it was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for Proposition 22 (“Proposition 22”) to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, on August 20, 2021, the Alameda County Superior Court in California issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General and other groups and individuals appealed to the California First District Court of Appeal. In March 2023, the Court of Appeal overturned the Alameda County Superior Court’s ruling and upheld nearly all of Proposition 22 as state law. In April 2023, petitioners consisting of a number of individuals and labor groups filed a petition for review in the Supreme Court of California, which was granted in June 2023. To the extent Proposition 22 remains in effect, certain provisions regarding compensation, along with certain other requirements, are applicable to us and Dashers in California. These provisions have increased our costs related to Dashers in California. To offset a portion of these increased costs, in certain circumstances we charge higher fees and commissions, which could result in lower order volumes over time. Depending on whether and how much we choose to increase fees and commissions, these increased costs could also lead to a lower Net Revenue Margin, defined as revenue expressed as a percentage of Marketplace GOV. The provisions resulting from Proposition 22 that are now applicable to us include, but are not limited to, (i) net earnings (which excludes tips, tolls, and certain other amounts) to Dashers no less than a net earnings floor equal to (A) 120% of the minimum wage for a Dasher’s engaged time and (B) for Dashers using a motor vehicle, $0.30 per engaged mile (which amount shall be adjusted for inflation in future years) and (ii) for Dashers averaging at least 15 hours per week of engaged time during a calendar quarter who subscribe to a qualifying health plan, payments to such Dashers of healthcare subsidies of varying dollar amounts depending on a Dasher’s engaged time per week. As such, Proposition 22 has had, and may continue to have, an adverse impact on our results of operations.
Several other jurisdictions where we operate have adopted or may be considering, or in the future may consider, adopting legislation, or we may propose or support legislation, ballot initiatives, or other legislative processes, that would pair worker flexibility and independence with new protections and benefits. To the extent other jurisdictions adopt such legislation, or we propose or support legislation, ballot initiatives, or other legislative processes, we would expect our costs related to Dashers in such jurisdictions to increase. We may also experience lower order volumes in such jurisdictions if it becomes necessary to charge higher fees and commissions as a result of such laws, which would adversely impact our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. If Dashers are determined to be employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, including as a result of litigation, this could result in increases to our costs related to Dashers, which would likely lead us to increase fees and commissions and may result in lower order volumes, which in turn would have an adverse effect on our business, financial condition, and results of operations.
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
We face potential liability, legal expenses, and harm to our business relating to the nature of our business generally, and with the delivery services we facilitate in particular. Specifically, we are subject to claims, lawsuits, arbitration proceedings, government investigations, audits, and demands, and other legal, regulatory, and other administrative proceedings, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, marketing and advertising to merchants, consumers, and Dashers, compliance with regulatory requirements, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations, and legal or regulatory proceedings as our business grows and as we deploy new services.
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
The results of any such claims, lawsuits, arbitration proceedings, government investigations, audits, and demands, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that could adversely affect our business, financial condition, and results of operations. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. There can be no guarantee that our litigation reserves will be sufficient to offset such liabilities. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers.
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
Taxing authorities may successfully assert that we have not properly collected or remitted, or in the future should collect or remit, sales and use, gross receipts, value added, similar taxes or withholding taxes, and may successfully impose additional obligations or liabilities on us, and any such assessments, obligations, or liabilities could adversely affect our business, financial condition, and results of operations.
The application of non-income, or indirect, taxes, such as sales and use tax, value-added tax, goods and services tax, business tax, and gross receipt tax, to businesses like ours is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain and could exceed the amount of any applicable reserves, if any. In addition to our own potential liability, if we or merchants pass along increased additional taxes and raise prices to consumers, order volume may decline.
We are subject to indirect taxes, such as payroll, sales, use, value-added, goods and services, and gross receipt taxes in the United States and foreign jurisdictions where we operate, such as Canada, Australia, and several countries in Europe and Asia. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, including tax on the cost of goods sold, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage merchants, consumers, and Dashers from utilizing our offerings, or could otherwise harm our business, financial condition, and results of operations. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes.
The United States and certain foreign jurisdictions have tax rules generally requiring payors to obtain payee taxpayer information and report payments to unrelated parties to the government. Under certain circumstances, a failure to comply with such obligations may cause us to become liable for monetary penalties or to withhold a percentage of the amounts paid to Dashers and merchants and remit such amounts to the taxing authorities. Due to the large number of Dashers and merchants, and the amounts paid to each, process failures with respect to these reporting obligations could result in substantial financial liability and other consequences to us if we were unable to remedy such failures in a timely manner. Certain risks relating to employment taxes are described in more detail under "—If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, our business, financial condition, and results of operations would be adversely affected."
In addition, governments are increasingly looking for ways to increase revenue, which could result in legislative action to increase indirect taxes, including digital services taxes. Such legislative action could discourage merchants, consumers, and Dashers from utilizing our offerings, or could otherwise harm our business, financial condition, and results of operations.
As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our condensed consolidated financial statements and any such difference may adversely affect our results of operations in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.
We may have exposure to greater than anticipated income tax liabilities.
We are subject to income taxes in the United States and certain foreign jurisdictions. Our effective tax rate could be adversely affected by changes in our business operations, acquisitions, investments, entry into new businesses and geographies, changes in our stock price, changes to our forecasts of income and loss and changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, and the realization of deferred tax assets. Increases in our effective tax rate would reduce profitability. As we expand the scale of our international business activities, any changes in the United States or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
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
Federal, state, local, and foreign governments may amend existing taxation laws or enact new taxation legislation applicable to our business activities, including but not limited to legislation adopting the Pillar Two agreements of the Organisation for Economic Cooperation and Development. These changes in legislation could adversely affect our business, financial condition, and results of operations.
We may have greater than anticipated liabilities because of tax audits and examinations.
We have been subject to examination, and may be subject to examination in the future, by federal, state, local, and foreign tax authorities on income, employment, sales, and other tax matters. In addition, the application of federal, state, local, and foreign taxation laws to our business is uncertain, novel and evolving, and new judicial or administrative interpretations of these laws may increase our tax liability, which could include liability related to prior periods. While we regularly assess the likelihood of adverse outcomes from tax examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority or judicial body would not have an adverse effect on our business, financial condition, and results of operations.
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
Our business is subject to a variety of laws and regulations globally, including those related to worker classification, Dasher pay and conditions of work, and merchant pricing and commissions, many of which are unsettled and still developing, and failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations and subject us to legal claims.
The on-demand local commerce industry and our business model are relatively nascent and rapidly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions, including those related to worker classification, Dasher pay and conditions of work, insurance, merchant pricing and commissions, and consumer fees. Laws, regulations, and standards governing issues such as worker classification or our relationship with Dashers more generally (for example, those concerning Dasher pay and insurance requirements), labor and employment, anti-discrimination, food safety, alcoholic beverages and other highly regulated products, online credit card payments, gratuities, merchant pricing and commissions, text messaging, membership products, intellectual property, data retention, privacy, data sharing, data security, consumer protection, consumer fees, background checks, website and mobile application accessibility, and tax and other government-imposed fees are often complex, subject to change, and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between U.S. law and the laws of other countries, U.S. state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies. We have been proactively working with national, federal, state, and local governments and regulatory bodies to ensure that our platform is available broadly in the United States and foreign jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which it may become subject.
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
Further, we are subject to regulatory review, proceedings, and audits pursuant to national, federal, state, and local laws regulating the sale and delivery of alcoholic beverages and other highly regulated products, such as products containing Cannabidiol, or CBD. These regulations and laws dictate matters such as licensing requirements, advertising restrictions, and consumer age verification. Any governmental litigation, fines, or restrictions on our operations resulting from the enforcement of these existing regulations, any changes to existing regulations or changes to the interpretation or enforcement of existing regulations, or the adoption of any new legislation or regulations could result in penalties or cause us to have to suspend sales and delivery of alcoholic beverages or other highly regulated products in a jurisdiction for a period of time or result in increased production, sales or marketing costs, or changes to our business practices, each of which could have an adverse effect on our brand, reputation, business, financial condition, and results of operations.

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
Recent financial, political, and other events may increase the level of regulatory scrutiny on larger companies, technology companies in general, and companies engaged in dealings with independent contractors. Regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past or in a manner adverse to our business, including by changing employment-related laws, mandating specific earning standards for Dashers, requiring businesses like ours to maintain specific auto insurance coverage, or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in June 2023, New York City finalized a rule mandating certain minimum earnings standards for food delivery workers. In addition, many jurisdictions in which we operate have price control measures in effect on local commerce platforms and we expect other such measures may be enacted in the future. These price controls have had in the past, and may in the future have, an adverse effect on our results of operations. These price controls have also caused, and may in the future cause, us to increase the fees we charge to consumers. To the extent that price control measures lead to an increase in the fees we charge to consumers, consumer demand for our services could be reduced, which would further harm our business and results of operations. In addition, certain jurisdictions may challenge or seek to regulate the way in which we categorize or collect such increased consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing and/or misleading to consumers.
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
The majority of payments by our consumers are made by credit card or debit card or through third-party payment services, which subjects us to certain payment-related regulations. We may in the future offer new payment options to consumers that may be subject to additional regulations and risks. In the United States, money transmitters are regulated by numerous state and local governments and agencies, many of which may define money transmitter differently. If we are found to be a money transmitter under any applicable regulations and we are not in compliance with such regulations, we may be subject to fines or other penalties levied by national, federal, state, or local regulators in one or more jurisdictions. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services. For example, as a result of our operations in Europe, we are subject to the revised EU Payment Services Directive ("PSD II") and related regulations. One of our subsidiaries acts as an intra-group licensed payment service provider for its payment services to merchants in European Economic Area ("EEA") countries and has obtained a payment institution license from the Finnish Financial Supervisory Authority in accordance with PSD II. Should our payment institution license be revoked in the future, or any other enforcement measures be taken by the Finnish Financial Supervisory Authority, such as imposing penalties or forcing us to cease offering certain payment facilities, our operations in Europe would be adversely affected. Furthermore, as we expand into new jurisdictions, the payment-related regulations that we are subject to will expand as well. In addition to fines, penalties for failing to comply with applicable rules and regulations related to payment processing could include criminal and civil proceedings, forfeiture of significant assets, or other enforcement actions. We could also be required to make significant changes to our business practices or compliance programs as a result of regulatory scrutiny, which could interrupt our ability to operate in certain jurisdiction and otherwise adversely affect our business and results of operations.
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
Where permitted under applicable law, we rely on accredited third-party background check providers to provide the criminal and/or driving history of potential Dashers and, in some cases, existing Dashers to help identify those that are not qualified to use our platform pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find alternate providers, and may not be able to secure similar terms or replace such partners in an acceptable time frame. In certain jurisdictions, including Canada, we currently rely on a single third-party background check provider. In other jurisdictions, including the United States, we rely on a very limited number of background check providers. If the need arises, and we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential Dashers, and as a result, our platform may be less attractive to potential Dashers and we may have difficulty finding enough Dashers to meet consumer demand. Further, if the background checks conducted by our third-party background check providers are inaccurate or do not otherwise meet our expectations, unqualified Dashers may be permitted to make deliveries on our platform, and as a result, we may be unable to adequately help protect or provide a safe environment for our merchants and consumers and qualified Dashers may be inadvertently excluded from our platform. As a result of inaccurate background checks, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, if a Dasher engages in criminal activity after the third-party background check has been conducted, we may not be informed of such criminal activity and this Dasher may be permitted to continue making deliveries on our platform.
We are also subject to a number of laws and regulations applicable to background checks for potential and existing Dashers that utilize our platform. If we or our third-party background check providers fail to comply with applicable laws, rules, and regulations, our reputation, business, financial condition, and results of operations could be adversely affected, and we could face legal action, including class, collective, or other representative actions. For example, we have faced issues in the past, including lawsuits, inquiries, and demand letters, related to our background check review process and the notice requirements around background checks. In addition, background check qualification processes may be limited in certain jurisdictions based on national and local laws, and our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility.
In jurisdictions where our industry does not have regulations establishing standards for background checks, we decide on the scope of our background checks and the cadence with which we conduct such background checks. If we choose background checks that are less thorough in scope than we are permitted to conduct under applicable law or regulation, or if we fail to run additional background checks after Dashers are onboarded, we may face negative publicity or become subject to litigation in the future.
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
In addition, mobile operating system and browser providers, such as Apple and Google, have announced changes as well as future plans to limit the ability of application developers like us to collect and use certain data about users of our platform, including merchants, consumers, and Dashers. For example, in 2021, Apple imposed requirements for consumer disclosures regarding privacy practices, and implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. In February 2022, Google announced it planned to adopt restrictions to restrict tracking activity across Android devices. These changes have, and we expect that these changes will continue to, negatively impact the effectiveness of our advertising and promotions. If we are unable to mitigate the effects of these developments, we could experience a decline in the growth of new users as well as order rates from existing consumers on our platform.

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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of June 30, 2023, there were no revolving loans outstanding and $99 million in aggregate face amount of letters of credit issued under our revolving credit facility.

Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of June 30, 2023, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of Consumer Engineering, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 60% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to the IPO and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of June 30, 2023, our Co-Founders would collectively hold 71% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
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
We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multi-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituencies of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multi-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under such announced policies, the multi-class structure of our common stock makes us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. It is unclear what effect, if any, these policies will have on the long-term valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
•general economic conditions, including the effects of increased inflation and interest rates, and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, such as the COVID-19 pandemic, or responses to these events.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
April 1 - 30	1,742	$61.68	1,742	$250
May 1 - 31	—	$—	—	$250
June 1 - 30	2,699	$71.52	2,699	$57
Total	4,441		4,441

(1)In February 2023, our board of directors authorized the repurchase of up to $750 million of our Class A common stock. In connection with this authorization, we entered into Rule 10b5-1 plans to facilitate repurchases of $693 million of our Class A common stock in open market transactions. Please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408, as follows:
On June 7, 2023, Prabir Adarkar, our Chief Operating Officer and President, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 104,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 30, 2024, or earlier if all transactions under the trading arrangement are completed.
On June 7, 2023, Gordon Lee, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 4,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 13, 2024, or earlier if all transactions under the trading arrangement are completed.

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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from DoorDash Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL and contained in Exhibit 101
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

DOORDASH, INC.

Date: August 2, 2023	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Ravi Inukonda
Ravi Inukonda
Chief Financial Officer
(Principal Financial Officer)