Form 10-Q
period 2023-09-30
DoorDash, Inc.
filed 2023-11-01
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
(650) 487-3970
(Registrant’s telephone number, including area code)
_____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value of $0.00001 per share	DASH	The Nasdaq Stock Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The registrant had outstanding 370,743,647 shares of Class A common stock, 27,465,063 shares of Class B common stock, and no shares of Class C common stock as of October 27, 2023.

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
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to independent contractor classification, merchant pricing and commissions, consumer fees, taxation, and privacy and data protection;
•our ability to manage and insure auto-related and operations-related risk associated with our business;
•our expectations regarding new and evolving markets;
•our ability to develop and protect our brand;
•our ability to maintain the security and availability of our platform;
•our expectations and management of future growth;
•our expectations concerning relationships with third parties;
•our ability to maintain, protect and enhance our intellectual property; and
•our ability to successfully integrate and realize the benefits of acquisitions, strategic partnerships, joint ventures, and investments.
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2022	September 30, 2023

Assets
Current assets:
Cash and cash equivalents	$1,977	$2,344
Short-term marketable securities	1,544	1,477
Funds held at payment processors	441	385
Accounts receivable, net	400	417
Prepaid expenses and other current assets	358	519
Total current assets	4,720	5,142
Long-term restricted cash	211	11
Long-term marketable securities	397	474
Operating lease right-of-use assets	436	406
Property and equipment, net	637	690
Intangible assets, net	765	663
Goodwill	2,370	2,345
Non-marketable equity securities	124	142
Other assets	129	140
Total assets	$9,789	$10,013
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$157	$149
Operating lease liabilities	55	63
Accrued expenses and other current liabilities	2,332	2,774
Total current liabilities	2,544	2,986
Operating lease liabilities	456	430
Other liabilities	21	29
Total liabilities	3,021	3,445
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	14	9
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2022 and September 30, 2023, 363,299 and 370,921 Class A shares issued and outstanding as of December 31, 2022 and September 30, 2023, respectively; 200,000 Class B shares authorized as of December 31, 2022 and September 30, 2023, 28,172 and 27,465 Class B shares issued and outstanding as of December 31, 2022 and September 30, 2023, respectively; 2,000,000 Class C shares authorized as of December 31, 2022 and September 30, 2023, zero Class C shares issued and outstanding as of December 31, 2022 and September 30, 2023
	—	—
Additional paid-in capital	10,633	11,576
Accumulated other comprehensive loss	(33)	(68)
Accumulated deficit	(3,846)	(4,949)
Total stockholders’ equity	6,754	6,559
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$9,789	$10,013
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

Revenue	$1,701	$2,164	$4,765	$6,332
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	931	1,156	2,574	3,360
Sales and marketing	418	449	1,253	1,416
Research and development	226	250	579	750
General and administrative	311	289	847	915
Depreciation and amortization	118	128	258	379
Restructuring charges	5	—	8	2
Total costs and expenses	2,009	2,272	5,519	6,822
Loss from operations	(308)	(108)	(754)	(490)
Interest income, net	9	40	14	101
Other expense, net	(2)	(1)	—	(6)
Loss before income taxes	(301)	(69)	(740)	(395)
Provision for (benefit from) income taxes	(5)	6	(14)	14
Net loss including redeemable non-controlling interests	(296)	(75)	(726)	(409)
Less: net loss attributable to redeemable non-controlling interests	(1)	(2)	(1)	(5)
Net loss attributable to DoorDash, Inc. common stockholders	$(295)	$(73)	$(725)	$(404)
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(0.77)	$(0.19)	$(1.98)	$(1.03)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	384,756	393,217	366,107	390,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

Net loss including redeemable non-controlling interests	$(296)	$(75)	$(726)	$(409)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustments	(180)	(80)	(267)	(46)
Change in unrealized loss on marketable securities	(6)	3	(22)	11
Total other comprehensive (loss) income, net of tax	(186)	(77)	(289)	(35)
Comprehensive loss including redeemable non-controlling interests	(482)	(152)	(1,015)	(444)
Less: Comprehensive loss attributable to redeemable non-controlling interests	(2)	(2)	(2)	(5)
Comprehensive loss attributable to DoorDash, Inc. common stockholders	$(480)	$(150)	$(1,013)	$(439)
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

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(In millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2022	$14	391,471	$—	$10,633	$(3,846)	$(33)	$6,754
Issuance of common stock upon settlement of restricted stock units	—	3,322	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,724	—	2	—	—	2
Stock-based compensation	—	—	—	265	—	—	265
Other comprehensive income	—	—	—	—	—	51	51
Repurchase and retirement of common stock	—	(6,761)	—	—	(393)	—	(393)
Net loss	(1)	—	—	—	(161)	—	(161)
Balances as of March 31, 2023	13	389,756	—	10,900	(4,400)	18	6,518
Issuance of common stock upon settlement of restricted stock units	—	5,489	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,848	—	1	—	—	1
Stock-based compensation	—	—	—	356	—	—	356
Other comprehensive loss	—	—	—	—	—	(9)	(9)
Repurchase and retirement of common stock	—	(4,441)	—	—	(300)	—	(300)
Net loss	(2)	—	—	—	(170)	—	(170)
Balances as of June 30, 2023	11	392,652	—	11,257	(4,870)	9	6,396
Issuance of common stock upon settlement of restricted stock units	—	4,079	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,733	—	2	—	—	2
Stock-based compensation	—	—	—	317	—	—	317
Other comprehensive loss	—	—	—	—	—	(77)	(77)
Repurchase and retirement of common stock	—	(78)	—	—	(6)	—	(6)
Net loss	(2)	—	—	—	(73)	—	(73)
Balances as of September 30, 2023	$9	398,386	$—	$11,576	$(4,949)	$(68)	$6,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2023
Cash flows from operating activities
Net loss including redeemable non-controlling interests	$(726)	$(409)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	258	379
Stock-based compensation	609	819
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	58	84
Other	24	23
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Funds held at payment processors	103	52
Accounts receivable, net	41	(26)
Prepaid expenses and other current assets	(109)	(84)
Other assets	(66)	(45)
Accounts payable	66	6
Accrued expenses and other current liabilities	156	469
Payments for operating lease liabilities	(53)	(88)
Other liabilities	(17)	8
Net cash provided by operating activities	344	1,188
Cash flows from investing activities
Purchases of property and equipment	(131)	(94)
Capitalized software and website development costs	(119)	(143)
Purchases of marketable securities	(1,581)	(1,555)
Maturities of marketable securities	1,330	1,581
Sales of marketable securities	311	6
Purchases of non-marketable equity securities	—	(16)
Net cash acquired in acquisitions	71	—
Other investing activities	—	(2)
Net cash used in investing activities	(119)	(223)
Cash flows from financing activities
Proceeds from exercise of stock options	10	5
Repurchase of common stock	(400)	(699)
Other financing activities	14	(8)
Net cash used in financing activities	(376)	(702)
Foreign currency effect on cash, cash equivalents, and restricted cash	(28)	(16)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(179)	247
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	2,506	2,188
Cash, cash equivalents, and restricted cash, end of period	$2,327	$2,435
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,320	$2,344
Restricted cash included in prepaid expenses and other current assets	—	80
Long-term restricted cash	7	11
Total cash, cash equivalents, and restricted cash	$2,327	$2,435
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$42	$18
Stock-based compensation included in capitalized software and website development costs	$99	$119
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
Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

United States	$1,580	$1,953	$4,586	$5,738
International	121	211	179	594
Total revenue	$1,701	$2,164	$4,765	$6,332
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the nine months ended September 30, 2023 was as follows (in millions):

Nine Months Ended September 30, 2023
Beginning balance	$251
Addition to contract liabilities	1,629
Reduction of contract liabilities(1)(2)	(1,617)
Ending balance	$263
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
(2) Included in the beginning balance of contract liabilities was $129 million associated with unearned prepayments received by the Company, of which $114 million was recognized as revenue during the nine months ended September 30, 2023. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.
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

	Nine Months Ended September 30,
	2022	2023

Beginning balance	$62	$100
Addition to deferred contract costs	46	60
Amortization of deferred contract costs	(22)	(33)
Ending balance	$86	$127
Deferred contract costs, current	$32	$46
Deferred contract costs, non-current	54	81
Total deferred contract costs	$86	$127
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Nine Months Ended September 30,
	2022	2023

Beginning balance	$39	$20
Current-period provision for expected credit losses	—	7
Write-offs charged against the allowance	(12)	(8)
Ending balance	$27	$19
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
Existing technology represents the existing online and mobile Wolt platform for restaurant and grocery delivery and pickup orders. The merchant, customer, and courier relationships represent the fair value of the underlying relationships with merchants, such as restaurants and grocery stores, users of Wolt’s food and delivery services, and courier partners. The estimated fair values of the existing technology and trademarks were determined using a relief from royalty method. The fair values of the merchant, courier, and customer relationships were determined using a replacement cost method. The Company expects to amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Revenue	$1,701	$4,917
Net loss	(283)	(928)
Bbot Acquisition
On March 1, 2022, the Company acquired Bbot, Inc., a hospitality technology company. The addition of Bbot's products and technology to the Company's platform will offer merchants more solutions for their in-store and online channels, including in-store digital ordering and payments. The acquisition was accounted for under the acquisition method of accounting. The total purchase consideration was approximately $88 million in cash, including a $9 million indemnification holdback, which was settled during the three month period ended June 30, 2023.
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
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the nine months ended September 30, 2023 were as follows (in millions):

Total

Balance as of December 31, 2022	$2,370
Goodwill measurement period adjustment	3
Effects of foreign currency translation	(28)
Balance as of September 30, 2023	$2,345

Intangible assets, net consisted of the following as of December 31, 2022 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	5.3	$236	$(88)	$148
Merchant relationships	10.0	294	(26)	268
Courier relationships	0.4	12	(7)	5
Customer relationships	2.4	119	(30)	89
Trade name and trademarks	9.4	277	(22)	255
Balance as of December 31, 2022		$938	$(173)	$765
Intangible assets, net consisted of the following as of September 30, 2023 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	4.6	$234	$(109)	$125
Merchant relationships	9.4	291	(47)	244
Courier relationships	—	12	(12)	—
Customer relationships	1.7	119	(57)	62
Trade name and trademarks	8.6	274	(42)	232
Balance as of September 30, 2023		$930	$(267)	$663
Amortization expense associated with intangible assets was $45 million and $30 million for the three months ended September 30, 2022 and 2023, respectively. Amortization expense associated with intangible assets was $67 million and $97 million for the nine months ended September 30, 2022 and 2023, respectively.
The estimated future amortization expense of intangible assets as of September 30, 2023 was as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2023	$30
2024	120
2025	97
2026	80
2027	76
Thereafter	260
Total estimated future amortization expense	$663

6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$886	$—	$—	$886
Commercial paper	—	3	—	3
Short-term marketable securities
Commercial paper	—	306	—	306
Corporate bonds	—	205	—	205
U.S. government agency securities	—	76	—	76
U.S. Treasury securities	—	957	—	957
Long-term marketable securities
Corporate bonds	—	145	—	145
U.S. government agency securities	—	44	—	44
U.S. Treasury securities	—	208	—	208
Total	$886	$1,944	$—	$2,830

	September 30, 2023
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$1,239	$—	$—	$1,239
Commercial paper	—	9	—	9
U.S. Treasury securities	—	17	—	17
Short-term marketable securities
Certificates of deposit	—	27	—	27
Commercial paper	—	278	—	278
Corporate bonds	—	228	—	228
U.S. government agency securities	—	176	—	176
U.S. Treasury securities	—	768	—	768
Long-term marketable securities
Corporate bonds	—	339	—	339
U.S. government agency securities	—	30	—	30
U.S. Treasury securities	—	105	—	105
Total	$1,239	$1,977	$—	$3,216
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
During the nine months ended September 30, 2023, the Company made investments in non-marketable equity securities of $19 million. The Company's investments in non-marketable equity securities were accounted for using the measurement alternative, where the Company adjusts the value of the investments based on changes in value due to observable price changes for identical or similar securities of the investee or impairment. In the three and nine months ended September 30, 2022 and 2023, the Company did not record any material upward or downward adjustments or impairments on its non-marketable equity securities.
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2022 and September 30, 2023, including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other income (expense), net in the condensed consolidated statements of operations during the period in which they were incurred (in millions):

	December 31, 2022	September 30, 2023
Initial cost basis	$427	$446
Upward adjustments	9	9
Downward adjustments (including impairment)	(312)	(313)
Total carrying value at the end of reporting period	$124	$142
7. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2022
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$886	$—	$—	$886
Commercial paper	3	—	—	3
Short-term marketable securities
Commercial paper	306	—	—	306
Corporate bonds	207	—	(2)	205
U.S. government agency securities	78	—	(2)	76
U.S. Treasury securities	970	—	(13)	957
Long-term marketable securities
Corporate bonds	146	—	(1)	145
U.S. government agency securities	44	—	—	44
U.S. Treasury securities	210	—	(2)	208
Total	$2,850	$—	$(20)	$2,830

	September 30, 2023
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$1,239	$—	$—	$1,239
Commercial paper	9	—	—	9
U.S. Treasury securities	17	—	—	17
Short-term marketable securities
Certificates of deposit	27	—	—	27
Commercial paper	278	—	—	278
Corporate bonds	229	—	(1)	228
U.S. government agency securities	177	—	(1)	176
U.S. Treasury securities	770	—	(2)	768
Long-term marketable securities
Corporate bonds	343	—	(4)	339
U.S. government agency securities	30	—	—	30
U.S. Treasury securities	106	—	(1)	105
Total	$3,225	$—	$(9)	$3,216
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2022, and September 30, 2023.
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2022	September 30, 2023

Equipment for merchants	$156	$163
Computer equipment and software	68	74
Capitalized software and website development costs	591	855
Leasehold improvements	164	190
Office equipment	52	61
Construction in progress	74	60
Total	1,105	1,403
Less: Accumulated depreciation and amortization	(468)	(713)
Property and equipment, net	$637	$690
Depreciation expenses were $29 million and $31 million for the three months ended September 30, 2022 and 2023, respectively. Depreciation expenses were $83 million and $97 million for the nine months ended September 30, 2022 and 2023, respectively.
The Company capitalized $78 million and $88 million in capitalized software and website development costs during the three months ended September 30, 2022 and 2023, respectively. The Company capitalized $223 million and $264 million in capitalized software and website development costs during the nine months ended September 30, 2022 and 2023, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $44 million and $67 million for the three months ended September 30, 2022 and 2023, respectively. Amortization of capitalized software and website development costs was $108 million and $185 million for nine months ended September 30, 2022 and 2023, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2022	September 30, 2023

Litigation reserves	$37	$43
Sales tax payable and accrued sales and indirect taxes	194	260
Accrued operations related expenses	220	223
Accrued advertising	124	135
Dasher and merchant payable	702	858
Insurance reserves	418	674
Contract liabilities	251	263
Other	386	318
Total	$2,332	$2,774
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
The Company is currently the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay model, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, the Company has recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2023. Results of audits and related governmental action are inherently unpredictable and, as such, there is always the risk of an audit having a material impact on the Company's business, financial condition, and results of operations.
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
No liability associated with such indemnifications was recorded as of December 31, 2022 and September 30, 2023.
Non-cancelable Purchase Commitments
In May 2023, the Company amended a third-party platform service agreement under which the Company has a non-cancellable purchase commitment of $892 million through May 2028.
Insurance Collateral
The Company is required to maintain $465 million in collateral in connection with certain insurance policies, which can be held in a combination of cash, surety bonds, and letters of credit. As of September 30, 2023, the Company had $335 million of collateral outstanding in the form of surety bonds and letters of credit in connection with the insurance collateral requirement. The Company is required to provide the remaining collateral amount in 2024.
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
As of December 31, 2022 and September 30, 2023, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2022 and September 30, 2023, no revolving loans were outstanding under the credit facility.
In addition to the letters of credit maintained in connection with the insurance collateral requirement, the Company also maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2022 and September 30, 2023, the Company had $132 million and $154 million of issued letters of credit outstanding, respectively, of which $99 million and $116 million, respectively, were issued from the revolving credit and guaranty agreement.

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
9. Common Stock
Stock Repurchase Program
In February 2023, the Company authorized the repurchase of shares of Class A common stock, in an aggregate amount of up to $750 million. During the three months ended September 30, 2023, the Company repurchased 78 thousand shares of its Class A common stock at a weighted average price of $76.54 per share for a total amount of $6 million. During the nine months ended September 30, 2023, the Company repurchased 11.3 million shares of its Class A common stock at a weighted average price of $61.95 per share for a total amount of $699 million. The shares were retired immediately upon repurchase.
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
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested restricted stock as of December 31, 2022	472
Granted	—	$—
Vested	(140)	$76.91
Forfeited	—	$—
Unvested restricted stock as of September 30, 2023	332

Stock Award Activities
A summary of stock option activity under the 2014 Equity Incentive Plan, 2020 Equity Incentive Plan, and 2022 Inducement Equity Incentive Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2022	16,021	$2.84	3.48	$737
Granted	—	$—
Exercised	(5,305)	$0.94		$358
Cancelled and forfeited	—	$—
Balance as of September 30, 2023	10,716	$3.79	3.29	$811
Exercisable as of September 30, 2023	10,434	$3.78	3.29	$790
Vested and expected to vest as of September 30, 2023	10,716	$3.79	3.29	$811
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the securities exchange on which such shares were listed as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2022, and 2023 was $430 million and $358 million, respectively. The weighted-average grant date fair value of stock assumed via acquisition during the nine months ended September 30, 2022 was $72.99. There were no stock options granted during the nine months ended September 30, 2023.
The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested units as of December 31, 2022	44,805		$2,167
Granted	12,924	$61.78
Vested	(41)	$75.83
Vested and settled	(12,581)	$75.95
Forfeited	(4,555)	$86.85
Unvested units as of September 30, 2023	40,552		$3,221
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the securities exchange on which such shares were listed as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the nine months ended September 30, 2022 and 2023 was $81.52 and $61.78, respectively.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023

Cost of revenue, exclusive of depreciation and amortization	$30	$36	$72	$103
Sales and marketing	26	30	69	90
Research and development	99	119	249	350
General and administrative	94	93	219	276
Total stock-based compensation expense	$249	$278	$609	$819
As of September 30, 2023, there was $8 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of September 30, 2023, unrecognized stock-based compensation expense related to the CEO Performance Award was $98 million, which is expected to be recognized over a period of 1.57 years.
As of September 30, 2023, there was $2.1 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award. The Company expects to recognize this expense over the remaining weighted-average period of 2.44 years.
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
Specifically, the Company recorded a $5 million benefit from and $6 million of provision for income taxes for the three months ended September 30, 2022 and 2023, respectively. The Company recorded $14 million of benefit from and $14 million of provision for income taxes for the nine months ended September 30, 2022 and 2023, respectively. The benefit from income taxes for 2022 is primarily driven by the losses generated in non-U.S. jurisdictions for which a tax benefit can be realized. The provision for income taxes for 2023 is primarily attributable to positive pre-tax book income in the United States resulting in federal and state income taxes.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of September 30, 2023, the Company maintains a full valuation allowance on its deferred tax assets except for certain foreign jurisdictions.
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
The following table sets forth the calculation of basic and diluted net loss per share attributable to DoorDash, Inc. common stockholders during the periods presented. RSUs that vested but have not been settled are included in the denominator in calculating net loss per share for the three and nine months ended September 30, 2022 and 2023 (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2023		2022		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Net loss including redeemable non-controlling interests	$(274)	$(22)	$(70)	$(5)	$(667)	$(59)	$(380)	$(29)
Less: Net loss attributable to redeemable non-controlling interests	(1)	—	(2)	—	(1)	—	(5)	—
Net loss attributable to DoorDash, Inc. common stockholders	$(273)	$(22)	$(68)	$(5)	$(666)	$(59)	$(375)	$(29)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	356,627	28,129	365,749	27,468	336,290	29,817	363,111	27,683
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(0.77)	$(0.77)	$(0.19)	$(0.19)	$(1.98)	$(1.98)	$(1.03)	$(1.03)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	As of September 30,
	2022	2023
Stock options to purchase common stock	16,454	10,716
Unvested restricted stock and restricted stock units	42,175	40,779
Escrow shares	2,361	2,010
Total	60,990	53,505
12. Subsequent Events
In October 2023, the Company repurchased an additional 689 thousand shares of its Class A common stock at a weighted average price of $74.33 per share for a total amount of $51 million, completing its $750 million repurchase program authorized in February 2023. The shares were retired immediately upon repurchase.

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
We operate a local commerce platform that connects merchants, consumers, and Dashers. Our primary offerings are the DoorDash Marketplace and the Wolt Marketplace (our "Marketplaces"), which together operate in over 25 countries across the globe. Our Marketplaces provide a suite of services that enable merchants to establish an online presence, generate demand, seamlessly transact with consumers, and fulfill orders primarily through independent contractors who use our platform to deliver orders ("Dashers"). Dashers that use our DoorDash Marketplace and Wolt Marketplace are referred to as "DoorDash Dashers" and "Wolt courier partners," respectively, in this Quarterly Report on Form 10-Q. As part of our Marketplaces, we also offer Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Work, which provides merchants on our platform with large group orders and catering orders for businesses and events. The DoorDash Marketplace also includes DashPass and the Wolt Marketplace includes Wolt+. DashPass and Wolt+ are our membership products, which provide members with unlimited access to eligible merchants with zero delivery fees and reduced service fees on eligible orders.
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

Financial and Operational Highlights
We use the following financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,
(In millions, except percentages)	2022	2023

Total Orders	439	543
Total Orders Y/Y growth	27%	24%
Marketplace GOV	$13,534	$16,751
Marketplace GOV Y/Y growth	30%	24%
Revenue	$1,701	$2,164
Revenue Y/Y growth	33%	27%
Net Revenue Margin	12.6%	12.9%
GAAP gross profit	$714	$962
GAAP gross profit as a % of Marketplace GOV	5.3%	5.7%
Contribution Profit(1)	$420	$640
Contribution Profit as a % of Marketplace GOV	3.1%	3.8%
GAAP net loss including redeemable non-controlling interests	$(296)	$(75)
GAAP net loss including redeemable non-controlling interests as a % of Marketplace GOV	(2.2)%	(0.4)%
Adjusted EBITDA(1)	$87	$344
Adjusted EBITDA as a % of Marketplace GOV	0.6%	2.1%
Basic shares, options and RSUs outstanding as of period end	446	450
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
In the third quarter of 2023, Total Orders increased to 543 million, or 24% growth compared to the same quarter of 2022. The increase in Total Orders was driven primarily by growth in consumers and increased consumer engagement.
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
In the third quarter of 2023, Marketplace GOV increased to $16.8 billion, or 24% growth compared to the same quarter of 2022, driven primarily by growth in Total Orders.
Net Revenue Margin. We define Net Revenue Margin as revenue expressed as a percentage of Marketplace GOV.
In the third quarter of 2023, Net Revenue Margin increased to 12.9% from 12.6% in the same quarter of 2022, primarily due to growing contribution from advertising revenue and improved logistics efficiency.
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

In the third quarter of 2023, Contribution Profit increased to $640 million, compared to $420 million in the same quarter of 2022, driven primarily by growth in revenue, partially offset by increases in cost of revenue and sales and marketing expenses.
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
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) including redeemable non-controlling interests, adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv) impairment expenses, (v) restructuring charges, (vi) inventory write-off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest income, net, (ix) other expense, net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense.
Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business.
In the third quarter of 2023, Adjusted EBITDA increased to $344 million from $87 million in the same quarter of 2022, driven primarily by growth in Contribution Profit.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
In the third quarter of 2023, Free Cash Flow increased to $324 million, compared to Free Cash Flow of $99 million in the same quarter of 2022, driven primarily by an increase in net cash provided by operating activities.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023

Revenue	$1,701	$2,164	$4,765	$6,332
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	931	1,156	2,574	3,360
Sales and marketing	418	449	1,253	1,416
Research and development	226	250	579	750
General and administrative	311	289	847	915
Depreciation and amortization(2)	118	128	258	379
Restructuring charges	5	—	8	2
Total costs and expenses	2,009	2,272	5,519	6,822
Loss from operations	(308)	(108)	(754)	(490)
Interest income, net	9	40	14	101
Other expense, net	(2)	(1)	—	(6)
Loss before income taxes	(301)	(69)	(740)	(395)
Provision for (benefit from) income taxes	(5)	6	(14)	14
Net loss including redeemable non-controlling interests	(296)	(75)	(726)	(409)
Less: net loss attributable to redeemable non-controlling interests	(1)	(2)	(1)	(5)
Net loss attributable to DoorDash, Inc. common stockholders	$(295)	$(73)	$(725)	$(404)
(1)Costs and expenses included stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023

Cost of revenue, exclusive of depreciation and amortization	$30	$36	$72	$103
Sales and marketing	26	30	69	90
Research and development	99	119	249	350
General and administrative	94	93	219	276
Total stock-based compensation expense	$249	$278	$609	$819
(2)Depreciation and amortization related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023

Cost of revenue	$56	$46	$129	$138
Sales and marketing	30	29	50	95
Research and development	29	51	69	137
General and administrative	3	2	10	9
Total depreciation and amortization	$118	$128	$258	$379

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	55%	53%	54%	53%
Sales and marketing	25%	21%	26%	22%
Research and development	13%	12%	12%	12%
General and administrative	18%	13%	18%	14%
Depreciation and amortization	7%	6%	5%	6%
Restructuring charges	—%	—%	—%	—%
Total costs and expenses	118%	105%	115%	107%
Loss from operations	(18)%	(5)%	(15)%	(7)%
Interest income, net	1%	2%	—%	2%
Other expense, net	—%	—%	—%	—%
Loss before income taxes	(17)%	(3)%	(15)%	(5)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net loss including redeemable non-controlling interests	(17)%	(3)%	(15)%	(5)%
Less: net loss attributable to redeemable non-controlling interests	—%	—%	—%	—%
Net loss attributable to DoorDash, Inc. common stockholders	(17)%	(3)%	(15)%	(5)%
Comparison of the Three and Nine Months Ended September 30, 2022 and 2023
Revenue
We generate a substantial majority of our revenue from orders completed through our Marketplaces and the related commissions charged to partner merchants and fees charged to consumers. Commissions from partner merchants are based on an agreed-upon rate applied to the total dollar value of goods ordered in exchange for using our Marketplaces to sell the partner merchants’ products. Fees from consumers are for the use of our Marketplaces to arrange for delivery services. We recognize revenue from Marketplace orders on a net basis as we are an agent for both partner merchants and consumers. Our revenue therefore reflects commissions charged to partner merchants and fees charged to consumers less (i) Dasher payout and (ii) refunds, credits, and promotions, which includes certain discounts and incentives provided to consumers, including those for referring a new customer. Revenue from our Marketplaces is recognized at the point in time when the consumer obtains control of the merchant’s products.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Revenue	$1,701	$2,164	27%	$4,765	$6,332	33%
Revenue increased by $463 million, or 27%, during the third quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by a 24% increase in Marketplace GOV to $16.8 billion. During the third quarter of 2023, revenue grew at a faster rate than Marketplace GOV during the same period primarily due to growing contribution from advertising revenue and improved logistics efficiency.

Revenue increased by $1.6 billion, or 33%, during the first nine months of 2023, compared to the same period of 2022. The increase was primarily driven by a 26% increase in Marketplace GOV. For the first nine months of 2023, revenue grew at a faster rate than Marketplace GOV during the same period primarily due to growing contribution from advertising revenue and improved logistics efficiency.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Cost of revenue, exclusive of depreciation and amortization	$931	$1,156	24%	$2,574	$3,360	31%
Cost of revenue, exclusive of depreciation and amortization, increased by $225 million, or 24%, for the third quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase of $201 million in order management costs, driven primarily by growth in Total Orders.
Cost of revenue, exclusive of depreciation and amortization, increased by $786 million, or 31%, during the first nine months of 2023, compared to the same period of 2022. The increase was primarily attributable to an increase of $578 million in order management costs and an increase of $61 million in platform costs, driven primarily by growth in Total Orders. Additionally, personnel-related compensation expenses and allocated overhead increased by $129 million, primarily driven by increased headcount.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Sales and marketing	$418	$449	7%	$1,253	$1,416	13%
Sales and marketing expenses increased by $31 million, or 7%, for the third quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase of $18 million in advertising expenses and an increase of $7 million in personnel-related compensation expenses and allocated overhead.
Sales and marketing expenses increased by $163 million, or 13%, during the first nine months of 2023, compared to the same period of 2022. The increase was primarily driven by an increase of $94 million in advertising expenses and an increase of $48 million in personnel-related compensation expenses and allocated overhead primarily driven by increased headcount.

Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Research and development	$226	$250	11%	$579	$750	30%
Research and development expenses increased by $24 million, or 11%, for the third quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase of $38 million in personnel-related compensation expenses and allocated overhead, partially offset by an increase in capitalized software and website development costs of $13 million.
Research and development expenses increased by $171 million, or 30%, during the first nine months of 2023, compared to the same period of 2022. The increase was primarily driven by an increase of $208 million in personnel-related compensation expenses and allocated overhead, partially offset by an increase in capitalized software and website development costs of $38 million.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

General and administrative	$311	$289	(7)%	$847	$915	8%
General and administrative expenses decreased by $22 million, or 7%, for the third quarter of 2023, compared to the same quarter of 2022. The decrease was primarily driven by a decrease of $10 million in personnel-related compensation expenses and allocated overhead, primarily driven by a decrease in headcount and a decrease in transaction-related costs of $7 million.
General and administrative expenses increased by $68 million, or 8%, during the first nine months of 2023, compared to the same period of 2022. The increase was primarily driven by an increase of $72 million in personnel-related compensation expenses and allocated overhead, and an increase of $63 million in legal, tax, and regulatory expenses, partially offset by a decrease in transaction-related costs of $63 million.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Depreciation and amortization	$118	$128	8%	$258	$379	47%
Depreciation and amortization expenses increased by $10 million, or 8%, for the third quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase of $23 million in amortization expense related to increased capitalized software and website development costs, partially offset by a decrease of $15 million of amortization expenses for acquired intangible assets.
Depreciation and amortization expenses increased by $121 million, or 47%, during the first nine months of 2023, compared to the same period of 2022. The increase was primarily driven by an increase of $77 million in amortization expense related to increased capitalized software and website development costs, and an increase of $30 million of amortization expenses for acquired intangible assets.
Restructuring Charges
Restructuring charges primarily consist of separation-related payments and other termination benefit costs associated with restructuring activities.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Restructuring charges	$5	$—	*	$8	$2	*
*Percentage not meaningful.
Restructuring charges were not material in the periods presented.
Interest Income, Net
Interest income, net primarily consists of interest earned on our cash, cash equivalents, and marketable securities.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Interest income, net	$9	$40	*	$14	$101	*
*Percentage not meaningful.
Interest income, net increased by $31 million for the third quarter of 2023, compared to the same quarter of 2022. The increase was primarily driven by an increase in average interest rates earned on marketable securities during 2023.
Interest income, net increased by $87 million during the first nine months of 2023, compared to the same period of 2022. The increase was primarily driven by an increase in average interest rates earned on marketable securities during 2023.
Other Income (Expense), Net
Other income (expense), net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Other expense, net	$(2)	$(1)	*	$—	$(6)	*
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	% Change	2022	2023	% Change

Provision for (benefit from) income taxes	$(5)	$6	*	$(14)	$14	*
*Percentage not meaningful.
The provision for income taxes for the third quarter of 2023 is primarily attributable to positive pre-tax book income in the United States resulting in federal and state income taxes. The benefit from income taxes for the same quarter of 2022 is primarily driven by the losses generated in non-U.S. jurisdictions for which a tax benefit can be realized.
The provision for income taxes for the first nine months of 2023 is primarily attributable to positive pre-tax book income in the United States resulting in federal and state income taxes. The benefit from income taxes for the first nine months of 2022 is primarily driven by the losses generated in non-U.S. jurisdictions for which a tax benefit can be realized.
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

The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023

Cost of revenue, exclusive of depreciation and amortization	$931	$1,156	$2,574	$3,360
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(29)	(37)	(72)	(104)
Allocated overhead	(7)	(8)	(24)	(25)
Inventory write-off related to restructuring	—	—	(2)	—
Adjusted cost of revenue	$895	$1,111	$2,476	$3,231
Adjusted Sales and Marketing Expense
We define adjusted sales and marketing expense as sales and marketing expenses excluding stock-based compensation expense and certain payroll tax expense, and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders.
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023

Sales and marketing	$418	$449	$1,253	$1,416
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(27)	(30)	(70)	(90)
Allocated overhead	(5)	(6)	(14)	(18)
Adjusted sales and marketing	$386	$413	$1,169	$1,308
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
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023

Research and development	$226	$250	$579	$750
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(99)	(119)	(250)	(351)
Allocated overhead	(5)	(5)	(13)	(14)
Adjusted research and development	$122	$126	$316	$385
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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023

General and administrative	$311	$289	$847	$915
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(96)	(94)	(220)	(277)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(14)	(44)	(53)	(112)
Transaction-related costs(2)	(7)	—	(65)	(2)
Allocated overhead from cost of revenue, sales and marketing, and research and development	17	19	51	57
Adjusted general and administrative	$211	$170	$560	$581
(1)We exclude certain costs and expenses from our calculation of adjusted general and administrative expense because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, as well as a settlement entered into in connection with an initiative to serve underrepresented communities, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, (iii) expenses related to supporting various policy matters, including those related to worker classification, other labor law matters, and price controls, and (iv) donations as part of our relief efforts in connection with the COVID-19 pandemic and Russia's invasion of Ukraine. We believe it is appropriate to exclude the foregoing matters from our calculation of adjusted general and administrative expense because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
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

Gross profit is the most directly comparable financial measure to Contribution Profit. The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	2022	2023

Revenue	$1,701	$2,164	$4,765	$6,332
Less: Cost of revenue, exclusive of depreciation and amortization	(931)	(1,156)	(2,574)	(3,360)
Less: Depreciation and amortization related to cost of revenue	(56)	(46)	(129)	(138)
Gross profit	$714	$962	$2,062	$2,834
Gross Margin	42.0%	44.5%	43.3%	44.8%
Less: Sales and marketing	$(418)	$(449)	$(1,253)	$(1,416)
Add: Depreciation and amortization related to cost of revenue	56	46	129	138
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	56	67	142	194
Add: Allocated overhead included in cost of revenue and sales and marketing	12	14	38	43
Add: Inventory write-off related to restructuring	—	—	2	—
Contribution Profit	$420	$640	$1,120	$1,793
Contribution Margin	24.7%	29.6%	23.5%	28.3%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except percentages)	2022	2023	2022	2023

Gross profit	$714	$962	$2,062	$2,834
Add: Depreciation and amortization related to cost of revenue	56	46	129	138
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	29	37	72	104
Add: Allocated overhead included in cost of revenue	7	8	24	25
Add: Inventory write-off related to restructuring	—	—	2	—
Adjusted Gross Profit	$806	$1,053	$2,289	$3,101
Adjusted Gross Margin	47.4%	48.7%	48.0%	49.0%
Adjusted EBITDA
Adjusted EBITDA is a measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss) including redeemable non-controlling interests, adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv) impairment expenses, (v) restructuring charges, (vi) inventory write-off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest income, net, (ix) other expense, net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense.

The following table provides a reconciliation of net loss including redeemable non-controlling interests to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2023	2022	2023

Net loss including redeemable non-controlling interests	$(296)	$(75)	$(726)	$(409)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	14	44	53	112
Transaction-related costs(2)	7	—	65	2
Restructuring charges	5	—	8	2
Inventory write-off related to restructuring	—	—	2	—
Provision for (benefit from) income taxes	(5)	6	(14)	14
Interest income, net	(9)	(40)	(14)	(101)
Other expense, net	2	1	—	6
Stock-based compensation expense and certain payroll tax expense	251	280	612	822
Depreciation and amortization expense	118	128	258	379
Adjusted EBITDA	$87	$344	$244	$827
(1)We exclude certain costs and expenses from our calculation of Adjusted EBITDA because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, as well as a settlement entered into in connection with an initiative to serve underrepresented communities, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, (iii) expenses related to supporting various policy matters, including those related to worker classification, other labor law matters, and price controls, and (iv) donations as part of our relief efforts in connection with the COVID-19 pandemic and Russia's invasion of Ukraine. We believe it is appropriate to exclude the foregoing matters from our calculation of Adjusted EBITDA because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
(2)Consists of acquisition, integration, and investment related costs, primarily related to the Wolt acquisition.
Free Cash Flow
We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Nine Months Ended September 30,
(in millions)	2022	2023

Net cash provided by operating activities	$344	$1,188
Purchases of property and equipment	(131)	(94)
Capitalized software and website development costs	(119)	(143)
Free Cash Flow	$94	$951
Credit Facilities
On November 19, 2019, we entered into a revolving credit and guaranty agreement with JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs & Co. LLC, which, as amended and restated on August 7, 2020, and further amended on October 31, 2022, provides for a $300 million unsecured revolving credit facility maturing on August 7, 2025, which increased to $400 million in aggregate revolving commitments upon the consummation of an initial public offering, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $200 million. Loans under the credit facility bear interest, at our option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted SOFR rate for a one-month interest period plus 1.00%, or (ii) an adjusted SOFR rate (based on an interest period of one, three, or six months) rate plus a margin equal to 1.00%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. As of September 30, 2023, we were in compliance with the covenants under the revolving credit and guaranty agreement. As of December 31, 2022 and September 30, 2023, no revolving loans were outstanding and $99 million and $116 million of letters of credit were issued under our revolving credit facility, respectively.
Liquidity and Capital Resources
In December 2020, we completed our IPO in which we received net proceeds of $3.3 billion from sales of shares of our Class A common stock in the IPO, after deducting underwriting discounts and commissions.
As of September 30, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $4.3 billion, which consisted of cash and cash equivalents of $2.3 billion, short-term marketable securities of $1.5 billion, and long-term marketable securities of $474 million. Additionally, funds held at payment processors of $385 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks, commercial paper, institutional money market funds, and U.S. Treasury securities. Marketable securities consisted of certificates of deposits, commercial paper, corporate bonds, U.S. government agency securities, and U.S. Treasury securities.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $4.9 billion as of September 30, 2023. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the $400 million in available borrowings under our unsecured revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
In February 2023, our board of directors authorized the repurchase of up to $750 million of our Class A common stock. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of September 30, 2023, approximately $51 million remained available under the repurchase authorization, all of which was repurchased in October 2023, completing our $750 million repurchase program.
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
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(In millions)	2022	2023

Net cash provided by operating activities	$344	$1,188
Net cash used in investing activities	(119)	(223)
Net cash used in financing activities	(376)	(702)
Foreign currency effect on cash, cash equivalents, and restricted cash	(28)	(16)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(179)	$247
Operating Activities
Cash provided by operating activities was $1.2 billion for the first nine months of 2023. This consisted of a net loss including redeemable non-controlling interests of $409 million, offset by non-cash stock-based compensation expense of $819 million, non-cash depreciation and amortization expense of $379 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $84 million, and other net non-cash expenses of $23 million, as well as $292 million net inflows from changes in operating assets and liabilities primarily driven by an increase in accrued liabilities and other current liabilities, offset by an increase in prepaid expenses and other current assets and payments for operating lease liabilities.
Cash provided by operating activities was $344 million for the first nine months of 2022. This consisted of a net loss including redeemable non-controlling interests of $726 million, offset by non-cash stock-based compensation expense of $609 million, non-cash depreciation and amortization expense of $258 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $58 million, and other net non-cash expenses of $24 million, as well as $121 million net inflows from changes in operating assets and liabilities primarily driven by an increase in accrued expenses and other current liabilities and decrease in funds held at payment processors, offset by an increase in prepaid expenses and other current assets.
Investing Activities
Cash used in investing activities was $223 million for the first nine months of 2023, which primarily consisted of purchases of marketable securities of $1.6 billion, purchases of property and equipment of $94 million, and cash outflows for capitalized software and website development costs of $143 million, partially offset by proceeds from maturities and sales of marketable securities of $1.6 billion.
Cash used in investing activities was $119 million for the first nine months of 2022, which primarily consisted of purchases of marketable securities of $1.6 billion, purchases of property and equipment of $131 million, and cash outflows for capitalized software and website development costs of $119 million, partially offset by proceeds from maturities and sales of marketable securities of $1.6 billion and net cash acquired in acquisitions of $71 million.
Financing Activities
Cash used in financing activities was $702 million for the first nine months of 2023, which primarily consisted of repurchases of Class A common stock of $699 million.
Cash used in financing activities was $376 million for the first nine months of 2022, which primarily consisted of repurchases of Class A common stock of $400 million.
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
Based on our investment portfolio balance as of September 30, 2023, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
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

The aggregate carrying value of our non-marketable equity investments was $142 million as of September 30, 2023. Adjustments or impairments are recorded in other income (expense), net on the condensed consolidated statements of operations and establish a new carrying value for the investment.

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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three and nine months ended September 30, 2023. Based on our foreign currency exposures from monetary assets and liabilities as of September 30, 2023, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
Intellectual property matters
We have in the past been, are currently, and may in the future be involved in Legal Proceedings related to alleged infringement of patents and other intellectual property and, in the ordinary course of business, we receive correspondence from other purported holders of patents and other intellectual property offering to license such property or asserting infringement of such property. We dispute any allegation of wrongdoing and intend to defend ourselves vigorously in these matters.
Regulatory and administrative investigations, audits, demands, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models, compliance with consumer protection laws, privacy, data security, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, we have recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2023. We are currently the subject of government investigations, audits, demands, and inquiries in other jurisdictions as well, and we may in the future settle, or record accruals with respect to, such matters. Further, the results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
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

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
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
•Our business is subject to a variety of laws and regulations globally, including those related to worker classification, Dasher pay and conditions of work, merchant pricing and commissions, and consumer fees and taxes, many of which are unsettled and still developing, and any of which could subject us to legal claims, increased costs, operational burdens, or otherwise adversely affect our business, financial condition, or results of operations;
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
We have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to achieve, maintain, or increase profitability in the future. We incurred a net loss of $295 million and $73 million in the three months ended September 30, 2022 and 2023, respectively, and, as of December 31, 2022 and September 30, 2023, we had an accumulated deficit of $3.8 billion and $4.9 billion, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, expanding into new markets and categories, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving, maintaining, or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increased expenses in future periods. As of September 30, 2023, we had $2.2 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. Additionally, we may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs.
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
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. In particular, local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. Globally, we compete with other local on-demand delivery companies, such as Uber Eats, Just Eat Takeaway (including Grubhub, which it acquired in June 2021), and Delivery Hero, merchants that have their own online ordering platforms, online ordering systems, merchants that own and operate their own delivery fleets, grocers and grocery delivery services, convenience stores and convenience store delivery services, and companies that provide point of sale solutions and merchant delivery services. As we continue to expand to verticals beyond food, we may compete with additional businesses with substantial resources, users, and market and brand power. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers as well as advertising that merchants place in local publications to attract consumers. Further, as we continue to expand our presence internationally, we also face competition from local incumbents in these markets.
Our current and future competitors may enjoy competitive advantages such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with local merchants and suppliers, larger existing user bases, more successful marketing capabilities, established geographic footprints and infrastructure, and substantially greater financial, technical, and other resources than we have. For example, with grocery delivery, we compete with established grocery chains that have strong bargaining power, established relationships with suppliers, and their own delivery fleets. Greater financial resources and product development capabilities may allow these competitors to respond more quickly and efficiently to new or emerging technologies and changes in merchant, consumer, and Dasher preferences that may render our platform less attractive or obsolete. If certain merchants choose to partner with our competitors in a specific geographic market, or if merchants choose to engage exclusively with our competitors, we may lack a sufficient variety and supply of merchant options or lack access to the most popular merchants, such that our offering would become less appealing to consumers. Our competitors may also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including merchants. For example, in July 2022, Grubhub announced a partnership with Amazon that allows Amazon Prime members in the United States to receive a free trial of Grubhub's membership program. Our competitors could also introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Such efforts may lead us to lose category share or require us to increase our marketing expenses in order to maintain our category share.

Many of our competitors are well capitalized and offer discounted services, lower merchant commission rates and consumer fees, greater incentives for independent contractors who provide delivery services, consumer discounts and promotions, innovative platforms and offerings, and alternative pay models, any of which may be more attractive than those that we offer. Such competitive pressures may lead us to change our commission rates and fees or change our incentives, discounts, and promotions to remain competitive. Such efforts have negatively affected, and will continue to negatively affect, our financial performance, and there is no guarantee that such efforts will be successful. Further, the markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to continue to lower their prices and fees, or increase the incentives, discounts, and promotions they offer, and compete more effectively against us. Local on-demand delivery services for food and the other verticals in which we compete are nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to achieve, maintain, or increase profitability. Further, merchants could determine that it is more cost-effective to develop their own platforms to offer online pickup and delivery rather than use our platform.
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
We believe that growth of our business and revenue is dependent on our ability to cost-effectively grow our platform by retaining our existing merchants and consumers and adding new merchants and consumers, including in new markets. The increase in merchants attracts more consumers to our platform and the increase in consumers attracts more merchants. This network takes time to build and may grow slower than we expect or slower than it has grown in the past. If we fail to retain either our existing merchants, especially our most popular merchants and our national brand partners, or consumers, the value of our network would be diminished. We expect to continue to incur substantial expenses to acquire additional merchants and consumers. In expanding our operations into new markets to acquire additional merchants and consumers, we may be placed into unfamiliar competitive environments, and we may invest significant resources with the possibility that the return on such investments will not be achieved for several years or at all. We cannot assure you that the revenue from the merchants and consumers we acquire will ultimately exceed the cost of acquisition.
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
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures and to increase the use of our platform by existing Dashers. Dashers have the ability to decline orders or stop using our platform entirely at any time and we do not have any exclusivity provisions with Dashers. Accordingly, if we do not continue to provide Dashers with flexibility on our platform and compelling opportunities to earn income, we may fail to attract new Dashers or retain existing Dashers or increase their use of our platform, or we may experience complaints, negative publicity, or work stoppages that could adversely affect our users and our business. Relatedly, if merchants and consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. To attract and retain Dashers, we have, among other things, invested in making the use of our Dasher applications, and dashing, as frictionless as possible, created new ways for Dashers to earn and get paid, offered monetary incentives and perquisites, including credits to be used for orders on our platform, provided assistance using the Dasher applications, and offered access to programs that provide cashback rewards on certain purchases, including gasoline. We also frequently test Dasher incentives with subsets of existing Dashers and potential Dashers, and these incentives could fail to attract and retain Dashers or fail to increase the use of our platform by existing Dashers or could have unintended adverse consequences, including negative press, adverse reactions from existing and potential Dashers, and harm to our brand and reputation in both the U.S. and other markets. Changes in certain laws and regulations, including immigration and labor and employment laws, or laws that require us to make changes to our platform that decrease the flexibility provided to Dashers in certain markets, may result in a decrease in the pool of Dashers, which may result in increased competition for Dashers or higher costs of recruitment and engagement. Other factors outside of our control, such as increases in the price of gasoline, vehicles, or insurance, may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. If we fail to attract Dashers, retain existing Dashers on favorable terms, or maintain or increase the use of our platform by existing Dashers, we may not be able to meet the demand of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.
We rely on merchants on our platform for many aspects of our business, and to the extent they fail to maintain their service levels or increase the prices they charge consumers on our platform, our business would be adversely affected.
We rely on merchants on our platform to provide quality goods to our consumers at expected price points. If these merchants experience difficulty servicing consumer demand, producing quality goods, meeting our requirements and standards, or price their goods on our platform at unreasonable rates, our reputation and brand could be damaged. An increase in merchant operating costs, whether due to inflation or otherwise, could cause merchants on our platform to raise prices, renegotiate commission rates, or cease operations, which could in turn adversely affect our revenue, operational costs, and efficiency. Further, some items on our platform are listed at higher prices relative to their in-store prices. This practice can negatively affect consumer perception of our platform and could result in a decline in consumers or order volume, or both, which would adversely affect our business, financial condition, and results of operations.
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
•the mix among various aspects of our business, including our Marketplaces and Platform Services, our U.S. and non-U.S. operations, our restaurant and non-restaurant categories, and contributions to our overall business by new products and services, such as our membership products, DashPass and Wolt+, and our advertising products;
•the impact of worldwide economic conditions, including the resulting effect on consumer spending on on-demand delivery;
•the impact of weather and seasonality of our business, including the effect of academic calendars on college campuses and seasonal patterns in restaurant dining;
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
We have experienced and will likely continue to experience system failures and other events or conditions that interrupt the availability or reduce or affect the speed or functionality of our platform. These events have resulted in losses in revenue in the past and in the future could result in significant losses of revenue and may harm our brand and reputation. Moreover, we have in the past voluntarily provided credits to consumers on our platform to compensate them for the inconvenience caused by a system failure or similar event, including for orders that are delivered late or orders that are cancelled by us or the merchant, and may voluntarily provide similar such credits in the future. In addition, affected users could seek monetary recourse from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our platform could adversely affect our business and reputation and could result in the loss of users.
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
•challenges integrating internal controls, procedures, and policies and accounting, finance, and forecasting practices of acquired businesses with our own, especially in the context of international businesses;
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
In particular, the integration of Wolt into our business poses heightened risks, including write-offs or restructuring charges, unanticipated costs, regulatory and compliance risks associated with operating in a number of new jurisdictions, operational difficulties, and the loss of key employees. The acquisition of Wolt also subjects us to liabilities that may exist at Wolt or may arise in connection with the acquisition, some of which may be unknown. Although we and our advisers conducted due diligence on the operations of Wolt, there can be no guarantee that we are aware of all liabilities of Wolt. These liabilities, and any additional risks and uncertainties related to the acquisition not currently known to us or that we may currently deem immaterial or unlikely to occur, could adversely affect our business, financial condition, and results of operations, including our profitability.
We have made and may continue to make strategic investments as part of our business strategy. For example, in October 2021, we closed a $395 million investment in preferred shares of a private grocery delivery platform company based in Europe. Strategic investments inherently involve less control over business operations of the investee, thereby potentially increasing the financial, legal, operational, regulatory, or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Business decisions or other actions or omissions of the partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to sell or transfer, or realize value from our investments may be limited by applicable securities laws and regulations. Entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. We can provide no assurance that our strategic investments will generate returns for our business, or that we will not lose our initial investment in whole or in part. For example, during the quarter ended December 31, 2022, in the course of evaluating our investments, we determined impairment indicators existed for a previously disclosed investment in a grocery delivery platform company. Following a valuation of this investment, we incurred an impairment of $312 million associated with our non-marketable equity securities.
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
We have significant international operations, and we expect to continue to make significant investments in non-U.S. markets as part of our growth strategy. We currently operate in over 25 countries across the globe. Our operations outside of the United States require significant operating expenses and management attention in order to oversee operations over broad geographic areas with varying regulations, cultural norms, and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. Our international operations and our plans for investment in non-U.S. markets subject us to a number of risks and we may not be successful in our international operations for a variety of reasons, including:
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
•public health concerns or emergencies, such as the COVID-19 pandemic and other highly communicable diseases or viruses, outbreaks of which have occurred, and which may occur, in various parts of the world in which we operate or may operate in the future; and
•limitations and differences in available instruments to invest our funds, including the risk profile associated with such investments, and limitations on our ability to repatriate funds.
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may subject our business to broader economic, political, and other international risks, including economic volatility, security risks, and geopolitical conflicts, and may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions such as U.S. Office of Foreign Assets Control sanctions and similar European Union ("EU") sanctions. For example, Wolt's operations in markets that are in close proximity to Russia increases the difficulty in complying with trade and economic sanction regimes related to business with Russia.

Our pricing methodologies are impacted by a number of factors and ultimately may not be successful in attracting and retaining merchants, consumers, and Dashers.
Demand for our platform is highly sensitive to a range of factors, including the price of the goods delivered, the amount of compensation and gratuities required to attract and retain Dashers, incentives paid to Dashers, and the fees and commissions we charge merchants and consumers. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. For example, many jurisdictions in which we operate have introduced price control measures on local commerce platforms and we expect other such measures may be enacted in the future. These price controls have caused, and may in the future cause, us to increase the fees we charge to consumers. Our risks related to price controls are described in more detail under the section titled “—Our business is subject to a variety of laws and regulations globally, including those related to worker classification, Dasher pay and conditions of work, merchant pricing and commissions, and consumer fees and taxes, many of which are unsettled and still developing, and any of which could subject us to legal claims, increased costs, operational burdens, or otherwise adversely affect our business, financial condition, or results of operations.”
Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract and retain new merchants, consumers, and Dashers at a lower cost than us. There is no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the price of delivery for consumers, increase the incentives we pay to Dashers that utilize our platform, further reduce the fees and commissions we charge merchants, or increase our marketing and other expenses to attract and retain merchants, consumers, and Dashers in response to competitive pressures. We have launched, and may in the future launch, new pricing strategies and initiatives, including Dasher or consumer loyalty programs, such as our membership products like DashPass and Wolt+, or modify existing pricing methodologies or the way in which fees, taxes, or similar items are presented on our platform, any of which may not ultimately be successful in attracting and retaining merchants, consumers, or Dashers and which may result in lower commissions or fees, which could adversely affect our business, financial condition, and results of operations. Further, our consumers’ price sensitivity may vary by geographic location, and as we expand, our business model and pricing methodologies may not be competitive in these locations. As a result, our continued international expansion may require us to change our operations and pricing strategies to adjust to different cultural norms, including with respect to consumer pricing and gratuities.
Our assessments about optimal pricing strategy may not be accurate and may not enable us to compete in the categories and regions in which we operate effectively. There may also be errors or defects in the technology we use to set our prices, which could result in underpricing or overpricing our services. In addition, as the products and services on our platform change, we may need to revise our pricing methodologies. Any such pricing assumptions, technological errors or defects in pricing, or changes to our pricing methodology could adversely affect demand for our platform, our brand and reputation, and results of operations.
We face certain risks associated with our pay models for Dashers.
Our pay models for Dashers, particularly with respect to tips for Dashers, has previously led, and may continue to lead, to negative publicity, lawsuits, arbitration demands, and government inquiries. For example, under a former pay model for Dashers in the United States, we would increase the amount paid to Dashers on a delivery in cases when a consumer left little or no tip. Although this additional pay was intended to help Dashers by making every delivery economically worthwhile, it also had the unintended effect of causing some people to be under the misimpression that not all tips were being received by Dashers. Government authorities have brought claims against us related to our former DoorDash Dasher pay model and may bring similar claims in the future. We could face similar claims related to our former DoorDash Dasher pay model from other government authorities in the future.
We have also launched, and may in the future launch, changes to the rates and fee structure for Dashers that utilize our platform, which may not ultimately be successful in attracting and retaining Dashers and may result in negative publicity or damage our reputation. For example, we increased the amount we pay to DoorDash Dashers per order when we changed our pay model in September 2019, but this pay model also causes less consistency in earnings across deliveries in some cases. This pay model has resulted in, and in the future may result in, negative publicity related to perceptions of its complexity, inconsistency in earnings for Dashers, and lack of flexibility in the ways consumers can leave tips, and as a result, we may not be successful in attracting and retaining merchants, consumers, and Dashers. In addition, in June 2023, we announced an option for Dashers in select cities to earn a guaranteed hourly rate while delivering. In the future, based on a variety of factors, including legal and regulatory changes and expansion into new categories and geographies, we may change our Dasher pay models again. In particular, new or amended laws and regulations could require us to make changes to our Dasher pay models, or make other changes to our platform, that decrease the flexibility provided to

Dashers in certain markets, which may also impact our ability to cost-effectively attract or retain Dashers. Our current Dasher pay models, and any future changes to our pay models or our ability to cost-effectively attract and retain Dashers, could result in an increase to the fees we charge to consumers, which in turn could affect our ability to attract and retain consumers, and could adversely affect our business, financial condition, and results of operations.
Further, while we maintain that Dashers that utilize our platform are independent contractors, there is a risk that Dashers may be reclassified as employees under U.S. federal or state law or laws of other jurisdictions in which we operate. As discussed further elsewhere in this Quarterly Report on Form 10-Q, we have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification in the United States, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex Operations West, Inc. v. Superior Court (“Dynamex”), including an action brought by the San Francisco District Attorney in June 2020. Certain risks related to reclassification of Dashers that use our platform are described in more detail under the section titled “—If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, our business, financial condition, and results of operations would be adversely affected.” A reclassification of Dashers as employees could require us to revise our pricing methodologies and Dasher pay models to account for such a change to Dasher classification, and to make other substantive internal adjustments to account for any transition of a subset of Dashers to employment positions, which would have an adverse effect on our business, financial condition, and results of operations.
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
Our failure to implement and maintain effective internal control over financial reporting as a result of our rapid growth, including at Wolt and other companies we may acquire, could result in errors in our condensed consolidated financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and could negatively impact our stock price. We will need to continue to improve our operational and financial infrastructure in order to manage our business effectively and accurately report our results of operations. Similarly, our failure to implement and maintain effective data and information security systems with respect to our platform as we grow could result in breaches, security incidents, theft or fraud, service disruptions, loss of user confidence in our platform, legal claims, regulatory investigations, and damage to our reputation or brand, any of which could adversely affect our business, financial condition, and results of operations.
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
We believe that building a strong reputation and brand and continuing to increase the strength of the local network effects among the merchants, consumers, and Dashers that use our platform are critical to our ability to attract and retain all three constituencies and increase their engagement with our platform and will only become more important as competition in our industry further intensifies. Similarly, maintaining and enhancing the Wolt reputation and brand will be particularly important for our continued growth in Europe and Asia. Successfully maintaining, protecting, and enhancing our reputation and brand and increasing the local network effects of our platform will depend on the success of our marketing efforts, our ability to provide consistent, high-quality services and support, and our ability to successfully secure, maintain, and defend our rights to use the “DoorDash” and "Wolt" marks, our logos, and other trademarks important to our brand, as well as a number of other factors, many of which are outside our control. We believe that our paid marketing initiatives have been critical in promoting awareness of our platform, which in turn drives new user growth and engagement, but future marketing efforts may not be successful or cost-effective. Our users have a wide variety of options for delivery of goods, including other local commerce platforms and services, and consumer preferences may also change. To expand our user base, we must appeal to new users who may have historically used other methods of delivering goods or other local commerce platforms.
Our reputation, brand, and ability to build trust with merchants, consumers, and Dashers may be adversely affected by complaints and negative publicity about us, our platform, merchants, and Dashers that utilize our platform or our competitors’ platforms, even if factually incorrect or based on isolated incidents. The effect of negative publicity could be exacerbated to the extent dissatisfaction with, or complaints concerning, us are disseminated via social media platforms. Any such expressions of dissatisfaction or complaints, even if ultimately concluded to be unfounded or successfully resolved without direct adverse financial effects, could still harm our brand, reputation, and local network effects. Negative perception of our platform or company may result from:
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
•changes to our policies that users or others perceive as overly restrictive, unclear, or inconsistent with our values or mission;
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
If we do not successfully develop, protect, and enhance our reputation and brand and increase the local network effects of our platform, our business may not grow, and we may not be able to compete effectively. If existing and new merchants and consumers do not perceive the delivery services provided by Dashers that utilize our platform to be reliable, safe, and affordable, or if we fail to offer new and relevant services and features on our platform, we may not be able to attract or retain merchants, consumers, or Dashers or to increase their use of our platform, any of which could adversely affect our business, financial condition, and results of operations.
Unfavorable media coverage could harm our business, financial condition, and results of operations.
We are the subject of media coverage. Unfavorable publicity regarding our business model, Dasher pay models, user support, technology, platform policies, platform changes, platform quality, delivery issues, privacy or security practices, management team, compliance with laws and regulations, or the health and safety of Dashers, employee couriers, merchants, and consumers using our platform could adversely affect our reputation. Such negative publicity could also harm the size of our network and the engagement and loyalty of merchants, consumers, and Dashers that utilize our platform, which could adversely affect our business, financial condition, and results of operations. For example, we have previously received negative media coverage related to the manner in which Dashers were compensated, in particular with respect to gratuities, concerns related to food tampering and general food safety and quality, and concerns regarding the safety of Dashers, consumers, and merchants using our platform, which has adversely affected our reputation and brand. As our platform continues to scale and public awareness of our brand increases, any future issues that draw media coverage could have an amplified negative effect on our reputation and brand. In addition, negative publicity related to key brands, influencers, or other third parties that we have partnered with or may partner with in the future may damage our reputation, even if the publicity is not directly related to us. Any negative publicity that we may receive could diminish confidence in, and the use of, our platform, which could adversely affect our business.
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

Although we have taken measures to protect our systems and the data in our possession, these measures have not fully protected our systems in the past and cannot guarantee security in the future. Our IT and infrastructure may be vulnerable to viruses, social engineering, denial of service, credential stuffing, ransomware and other malware, employee error and malfeasance, and other sources of disruption, and unauthorized parties may be able to access data, including personal data and other sensitive and proprietary data, through those systems. Although we have policies restricting the access to the personal data we store, these policies may not be effective in all cases. Any actual or perceived breach or similar incident could interrupt our operations, harm our reputation, brand, and competitive position, result in our platform being unavailable, loss or improper access to, or unavailability of, data, fraudulent transfer of funds, regulatory investigations, proceedings, and significant legal, regulatory, and financial exposure. Any such incidents or any perception that our security measures are inadequate could lead to loss of merchant, consumer, or Dasher confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Further, any cyberattacks or actual or perceived breaches or other incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us.
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
Additionally, defending against claims or litigation based on any breach or incident, regardless of their merit, could be costly and divert management’s attention. While we maintain cybersecurity insurance that may help provide coverage for these types of incidents and resulting claims, we cannot be certain that our insurance coverage will be adequate for liabilities incurred relating to any breach or incident, that insurance will continue to be available to us on commercially reasonable terms or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of any claim against us that exceeds available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our reputation, brand, business, financial condition, and results of operations.
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
Illegal, improper, or otherwise inappropriate activities by merchants, consumers, or Dashers, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our platform or individuals who are impersonating consumers or Dashers, have occurred, and in the future may occur, which could adversely affect our brand, business, financial condition, and results of operations. These activities include food tampering, inappropriate or unsanitary food preparation, handling, or delivery, assault, battery, theft, unauthorized use of credit and debit cards or bank accounts, registering Dasher accounts with us with stolen personal information, consumer identity theft, and other misconduct. Such activities may result in physical injury, loss of life, property damage, and financial damage for consumers and third parties, and business interruptions, reputational and brand damage, or other significant liabilities for us.
We have in the past incurred, and may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card, debit card, or bank account information, fraud with respect to background checks, fraud by employees or agents relating to payments or credits on our platform, exploitation of system bugs or vulnerabilities to circumvent payment requirements, account takeovers of Dasher accounts by bad actors, and other unauthorized uses of another person's identity. For example, bad actors have created Dasher accounts using other people’s stolen personal identifying information for illicit purposes. Among other things, in the United States, this has caused Form 1099s to be incorrectly sent to individuals who are not performing services as Dashers. In addition, under current credit card practices, we may be liable for orders facilitated on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.
While we have implemented various measures intended to anticipate, identify, and address the risk of these types of illegal, improper, or otherwise inappropriate activities of merchants, consumers, and Dashers, these measures may not adequately address or prevent all such activity from occurring or scale efficiently with our business and such conduct could expose us to liability, including through litigation or regulatory action, or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper, or otherwise inappropriate activities, such as our requirement that all Dashers undergo a background check where permitted by applicable law, are too restrictive and inadvertently prevent Dashers and consumers otherwise in good standing from using our platform, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, or if our competitors do not adopt similar measures, the growth of Dashers and consumers on our platform and their use of our platform could be adversely affected. In addition, our ability to adopt measures to anticipate, identify, and address illegal, improper, or otherwise inappropriate activity may be particularly limited with our Self-Delivery service, which enables merchants on our Marketplaces to fulfill orders with their own delivery fleets. These delivery providers are retained directly by merchants, and as a result, we do not conduct background checks on such providers or engage in any of the other activities that are a part of the typical onboarding process for Dashers on our platform. Any negative publicity related to incidents involving illegal, improper, or otherwise inappropriate activities, or the measures we adopt to mitigate the risk of such incidents, whether such incident occurred on our platform or on our competitors’ platforms, could adversely affect our reputation and brand or public perception of our industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure.
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
Our success depends in part on our ability to continue to innovate and further develop our platform. To remain competitive, we must continuously enhance and improve the functionality and features of our platform, including our websites and mobile applications and the suite of merchant services that we offer through our platform. To compete effectively, we must also provide a convenient, efficient, and reliable merchant and consumer experience on our platform, and we may be unable to effectively address merchant and consumer needs or identify emerging consumer trends. If competitors introduce new features, offerings, or technologies, or if new industry standards and practices or consumer trends emerge, our existing technology, services, websites, and mobile applications may become less popular or obsolete. For example, our competitors may develop and commercialize autonomous and drone delivery technologies at scale before we or our partners do. In the event that our competitors bring autonomous or drone delivery to market before we do, or their technology is, or is perceived to be, superior to our or our partners’ technology, they may be able to leverage such technology to compete more effectively with us, which would adversely affect our business, financial condition, and results of operations. Our future success could depend on our ability to invest in, develop, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.
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
We face certain risks in connection with our self-operated convenience, grocery, and other retail businesses.
We face certain risks in connection with our self-operated convenience, grocery, and other retail businesses, including DashMart and Wolt Market. To build and expand our self-operated businesses, including DashMart and Wolt Market, we have made substantial investments, including in establishing and managing a reliable supply chain for in-store products, establishing supply-related contractual partnerships, leasing premises, hiring personnel, and rolling out relevant technologies and processes. We also plan to continue to invest in such businesses in the future. The maintenance and expansion of our self-operated businesses requires significant investments, and there is no assurance that we will realize any of the anticipated benefits. In locations where we operate DashMart and Wolt Market, we may not be able to generate a sufficient number of orders to cover our fixed costs and make such services viable in certain locations and we may incur significant costs before we can determine the viability of these DashMart and Wolt Market locations. Our self-operated retail locations also expose us to different regulatory requirements and risks than our Marketplaces and Platform Services, in particular with respect to food safety, alcoholic beverage licenses, and zoning restrictions. Our expansion into convenience, grocery, and other retail categories, may also result in the diversion of management’s attention from other business opportunities as well as the diversion of resources from support functions, which could adversely affect our business, financial condition, and results of operations.
Our marketing efforts to help grow our business may not be effective.
Promoting awareness of our platform is important to our ability to grow our business, and attracting merchants, consumers, and Dashers can be costly. We believe that much of the growth in the number of merchants, consumers, and Dashers that utilize our platform is attributable to our paid marketing initiatives. Our marketing efforts currently include referrals, affiliate programs, free or discount trials, partnerships, display advertising, television, billboards, radio, video, direct mail, social media, email, podcasts, hiring and classified advertisement websites, mobile “push” communications, search engine optimization, and keyword search campaigns. Our marketing initiatives may become increasingly expensive and we may not generate a meaningful return on these initiatives. Even if we increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur. If our marketing efforts to help grow our business are not effective, we expect that our business, financial condition, and results of operations would be adversely affected.
If we fail to maintain or improve the cost-effectiveness of our local commerce platform, our business, financial condition, and results of operations could be adversely affected.
Our ability to provide a cost-effective local commerce platform depends on a number of factors, including Dasher efficiency and Dasher pay. Dasher efficiency relies on the technology that powers our platform and while we continue to make significant investments to improve the efficiency and sophistication of our technology, including enhancements to demand prediction, forecasting food preparation times at merchants, and optimizing our routing and batching algorithms, there is no guarantee that such efforts will be successful and produce the gains in efficiency to our platform that we expect. Dasher pay is a major component of the cost of our business and subject to a number of risks, including changes to our Dasher pay models and changes in macroeconomic conditions. The cost-effectiveness of our platform would also be adversely affected if our operational and technological improvements do not reduce the number of defective orders and accordingly our cost of revenue and refunds and credits. If we are unable to maintain or improve the cost-effectiveness of our platform, including with respect to Dasher efficiency, Dasher pay, and defective orders, our business, financial condition, and results of operations could be adversely affected.
Any failure to offer high-quality support may harm our relationships with merchants, consumers, and Dashers and could adversely affect our business, financial condition, and results of operations.
Our ability to attract and retain merchants, consumers, and Dashers is dependent in part on our ability to provide high-quality support. Merchants, consumers, and Dashers depend on our support organization to resolve any issues relating to our platform. We rely on third parties to provide some support services and our ability to provide effective support is partially dependent on our ability to attract and retain third-party service providers who are qualified to support users of our platform and well versed in our platform. As we continue to grow our business and improve our offerings, we will face challenges related to providing high-quality support services at scale. Additionally, as we continue to grow our international business and the number of non-U.S. based users on our platform, our support organization will face additional challenges, including those associated with delivering support in languages other than English and in ways consistent with the customs and dominant technologies used in the various geographies in which we operate. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform and business, our financial condition, and results of operations.
We experience significant seasonal fluctuations in our financial results, which could cause our Class A common stock price to fluctuate.
Our business is highly dependent on consumer spending habits and Dasher behavior patterns, each of which have a significant impact on our growth and expenses. We may experience changes in consumer activity over the course of the calendar year, although our rapid growth in historical periods has made, and may continue to make, seasonal fluctuations difficult to detect. For example, consumer activity may be impacted by weather. Colder or more inclement weather may increase consumer demand, while warmer or sunny weather may decrease consumer demand. In contrast, the number of available Dashers may decrease during periods of cold or inclement weather when we need more Dashers available to fulfill orders driven by increased consumer demand. In such instances, we typically rely on incentive pay to attract sufficient Dashers to maintain the quality of our platform, which increases our costs. Further, severe weather can cause businesses, including restaurants, to close, making it impossible to fulfill deliveries. We also benefit from increased order volume in our campus markets when school is in session, and we experience a decrease in order volume when school is not in session and during summer breaks and other vacation periods, causing adverse effects to our business during impacted periods. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. In addition, other seasonal trends may develop and the existing seasonal trends that we experience may become more pronounced and contribute to greater fluctuations in our results of operations as we continue to scale and our growth slows. As such, we may not accurately forecast our results of operations and we may not be able to adjust our spending quickly enough if our revenue is less than expected, causing our results of operations to fail to meet our expectations or the expectations of investors.
The impact of adverse economic conditions and other trends, including the resulting effects on consumer spending and merchant operations, may adversely affect our business, financial condition, and results of operations.
Changes to economic conditions can impact consumer spending in the regions where we do business, which can prompt consumers to reduce spending on our platform or forgo spending on our platform altogether. Any factor that impacts consumer spending broadly may also impact consumer spending on our platform. Some of these factors include unemployment, inflation, consumer debt, fluctuations in household net worth, fluctuations in gasoline, vehicle, and transportation costs, increased food costs, fluctuations in commodity prices, declines in asset prices, residential real estate and mortgage markets, taxation, energy prices, changes in interest rates and credit availability, changes in saving rates, and consumer confidence in the current and future political and economic environment. Economic conditions in certain regions may also be affected or exacerbated by natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health, such as the COVID-19 pandemic. Additionally, volatility in the global financial markets, or in specific segments of those markets, may contribute to banks and financial institutions with whom we have banking or payment processing relationships entering receivership or becoming insolvent in the future, and we may be unable to access or may lose some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the Federal Deposit Insurance Corporation or other insurance programs. Such volatility may also adversely impact any funds held temporarily at our third-party payment processors.
In addition, merchants on our platform may be negatively impacted by supply chain issues, labor shortages, inflation, or other macroeconomic factors. Labor shortages and supply chain issues at merchants could negatively impact their ability to fulfill orders, which could negatively impact volume on our Marketplaces and in our Platform Services. Inflationary pressures could drive merchant prices higher, which could negatively impact consumer demand and drive lower order volume on our Marketplaces and in our Platform Services. Small businesses that do not have substantial resources, like many of the merchants on our platform, tend to be more adversely affected by poor economic conditions than large businesses. If merchants on our platform, including our small business merchants, cease operations, temporarily or permanently, or face financial distress or other business disruption, we may not be able to provide consumers with sufficient merchant selection, and they may be less likely to use our platform.
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
Our capacity for continued growth depends in part on our ability to expand our operations into, and compete effectively in, new geographic markets and categories. It may be difficult for us to understand and accurately predict consumer preferences and purchasing habits in these new geographic markets and categories. In addition, each market and category has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate, the pool of Dashers that are available, and other operational costs. In addition, each market and category is subject to distinct competitive and operational dynamics. These include our ability to offer more attractive services than alternative options and our ability to efficiently attract and retain merchants, consumers, and Dashers, all of which affect our sales, results of operations, and key business metrics. As a result, we may experience fluctuations in our results of operations due to the changing dynamics in the geographic markets and categories in which we operate. If we invest substantial time and resources to expand our operations and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. Information on risks associated with entry into new markets internationally are described in more detail under the section titled “—Our international operations and any future international expansion will subject us to additional costs and risks and our plans may not be successful.” Information on risks associated with entry into certain new categories are described in more detail under the section titled “—We face certain risks in connection with our self-operated convenience, grocery, and other retail businesses.”
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
Our future success will depend in part on the continued service of our founders, senior management team, key technical employees, and other highly skilled employees, including Tony Xu, our co-founder and Chief Executive Officer, and on our ability to continue to identify, hire, develop, motivate, and retain talented employees. We may not be able to retain the services of any of our employees or other members of senior management in the future. Also, all of our U.S.-based employees, including our senior management team and Mr. Xu, work for us on an at-will basis, and there is no assurance that any such employee will remain with us. Our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary employees, particularly in critical areas of our business, we may not achieve our strategic goals. In addition, there may be changes in our senior management team that may be disruptive to our business. If our senior management team fails to work together effectively and to execute its plans and strategies, our business, financial condition, and results of operations could be adversely affected.
We face intense competition for highly skilled employees, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled employees. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our Class A common stock may be volatile and could be subject to fluctuations in response to various factors and may not appreciate. If the perceived value of our equity awards declines for this or other reasons, it may adversely affect our ability to attract and retain highly qualified employees. Certain of our employees have received, and may in the future receive, significant proceeds from sales of our equity, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and engagement could suffer, which could adversely affect our business, financial condition, and results of operations.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and the rules and regulations of the applicable listing standards of the Nasdaq Stock Market LLC ("Nasdaq"). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
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
We may incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties, our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Defects, errors, or vulnerabilities in our applications, backend systems, or other technology systems and those of third-party technology providers could harm our reputation and brand and adversely effect our business, financial condition, and results of operations.
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
We have implemented “sell-to-cover” in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon vesting or settlement of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders. We also permit certain RSU holders to elect to cover the RSU tax withholding liabilities by providing to us a cash payment amount.
To fund the tax withholding and remittance obligations arising in connection with the future vesting or settlement of RSUs, we will either (i) withhold shares of our Class A common stock that would otherwise be issued with respect to such RSUs and pay the relevant tax authorities in cash to satisfy such tax obligations, (ii) have the holders of such RSUs use a broker to sell a portion of such shares into the market on the applicable settlement date, with the proceeds of such sales to be delivered to us for remittance to the relevant taxing authorities, in order to satisfy such tax withholding and remittance obligations, which is generally referred to as "sell-to-cover," or (iii) allow certain holders of such RSUs to pay us an amount in cash, via a broker, sufficient to cover the applicable RSU tax withholding obligations. If we withhold shares of our Class A common stock that would otherwise be issued with respect to the vesting or settlement of RSUs and pay the relevant tax authorities in cash to satisfy such tax obligations, this may result in significant cash expenditures by us. We have implemented “sell-to-cover” to satisfy tax withholding obligations, pursuant to which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by us to the taxing authorities. Such sales or any cash amount that the holder provides to us to cover the applicable RSU tax withholding obligations, in either case, will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, but will cause dilution to our stockholders and, to the extent a large number of shares are sold in connection with any vesting event, such sales volume may cause our stock price to fluctuate.

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
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective, and speculative. Additionally, actuarial projections make no provision for the extraordinary future emergence of losses or types of losses not sufficiently represented in the historical data or which are not yet quantifiable. A number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments, judicial developments and unexpected events such as natural or human-made catastrophic disasters or negative publicity. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any related estimable expenses for current and historical periods. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our condensed consolidated financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our business, financial condition, and results of operations.
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
As a public company, we incur substantial legal, accounting, and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC, and the listing standards of Nasdaq. For example, the Exchange Act requires, among other things, we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. We are also required to maintain effective disclosure controls and procedures and internal control over financial reporting. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, and increase demand on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors.
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
We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the U.S. federal, state, and municipal levels, as well as in jurisdictions in Europe and Asia, challenging the classification of Dashers that utilize our platform as independent contractors. Laws and regulations that govern the status and classification of independent contractors vary by jurisdiction and are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us, as well as the Dashers, merchants, and consumers that use our platform. For example, in October 2022, the U.S. Department of Labor released a proposed rule regarding the classification of employees and independent contractors under the federal Fair Labor Standards Act, which would implement new interpretative guidance for classification of workers. The proposed rule may be finalized at any time.
While we maintain that Dashers that utilize our platform are properly classified as independent contractors, Dashers may be reclassified as employees, especially in light of the evolving rules and restrictions on worker classification and their potential impact on the local commerce industry. A reclassification of Dashers as employees would adversely affect our business, financial condition, and results of operations, including as a result of:
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
Some jurisdictions in the United States, Europe, and Asia have modified, or are considering modifying, their standards used to determine worker classification. For example, the California Legislature passed Assembly Bill ("AB 5") and it was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for Proposition 22 (“Proposition 22”) to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, on August 20, 2021, the Alameda County Superior Court in California issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General and other groups and individuals appealed to the California First District Court of Appeal. In March 2023, the Court of Appeal overturned the Alameda County Superior Court’s ruling and upheld nearly all of Proposition 22 as state law. In April 2023, petitioners consisting of a number of individuals and labor groups filed a petition for review in the Supreme Court of California, which was granted in June 2023. To the extent Proposition 22 remains in effect, certain provisions regarding compensation, along with certain other requirements, are applicable to us and Dashers in California. These provisions have increased our costs related to Dashers in California. To offset a portion of these increased costs, in certain circumstances we charge higher fees and commissions, which could result in lower order volumes over time. Depending on whether and how much we choose to increase fees and commissions, these increased costs could also lead to a lower Net Revenue Margin, defined as revenue expressed as a percentage of Marketplace GOV. As such, Proposition 22 has had, and may continue to have, an adverse effect on our results of operations.
Several other jurisdictions where we operate have adopted or may be considering, or in the future may consider, adopting legislation, or we may propose or support legislation, ballot initiatives, other legislative processes, or voluntary agreements with third parties, that would pair worker flexibility and independence with new protections and benefits. To the extent other jurisdictions adopt such legislation, or we propose or support legislation, ballot initiatives, other legislative processes, or agreements, we would expect our costs related to Dashers in such jurisdictions to increase. We may also experience lower order volumes in such jurisdictions if it becomes necessary to charge higher fees and commissions as a result of such laws, which would adversely effect our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. If Dashers are determined to be employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, including as a result of litigation, this could result in increases to our costs related to Dashers, which would likely lead us to increase fees and commissions and may result in lower order volumes, which in turn would have an adverse effect on our business, financial condition, and results of operations.
With the breadth of our geographic scope, the classification of Dashers that utilize our platform as independent contractors may be subject to challenge in other jurisdictions. In particular, through Wolt, we are subject to local regulations and challenges in Europe and Asia to the classification of Wolt courier partners as independent contractors. For example, on November 1, 2021, the Finnish Occupational Safety and Health Administration (through the Division at the Regional State Administrative Agency for Southern Finland) issued a decision which deemed that Wolt courier partners in Finland are in an employment relationship with Wolt, and that Wolt should be mandated to keep statutory records of Wolt courier partners' working hours. We have appealed the decision to the Administrative Court of Hämeenlinna. In addition, other jurisdictions are considering changing the standards used to determine worker classification, which may impact the classification of Dashers using our platform. For example, the EU is considering a new mechanism for determining worker classification, which would be applied by member states if adopted, and may involve differing implementation by the various member states. Any potential EU-wide legislative reform may adversely affect our ability to operate our current independent contractor model within the EU.

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
Reports, whether true or not, of food-borne illnesses and injuries caused by food tampering or inappropriate or unsanitary food preparation, handling, or delivery, or other food safety incidents have led to threatened and actual legal claims against, and severely injured the reputations of, participants in the food business and could do so in the future as well. Further, if any such report were to affect one or more of the merchants on our platform that generate a significant percentage of our overall Marketplace GOV, it could seriously harm our business. The potential for acts of terrorism on the United States or international food supply also exists and, if such an event occurs, it could harm our business and results of operations. Further, food and other products that are ordered through our platform could be subject to a recall, but we may have limited ability, if any, to ensure compliance with a recall. In addition, reports of food-borne illnesses, food and other product recalls, food tampering, or inappropriate or unsanitary food preparation, handling, or delivery, even those occurring solely at merchants that are not on our platform, could, as a result of negative publicity about the restaurant or grocery industry, adversely affect our business, financial condition, and results of operations.
We also face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to Dashers regarding, among other things, the classification of Dashers that utilize our platform as well as our Dasher pay models, including claims regarding disclosures we make with respect to Dasher earnings, sales tax, service fees, delivery fees, and gratuities, the process of signing up to become a Dasher, including our background check processes, removal of platform access, and the nature and frequency of our communications to Dashers via email, text, or telephone. We also face potential liability and expense for claims, including class actions, by consumers relating to, among other things, disclosures we make with respect to sales tax, service fees, delivery fees, and gratuities, the local delivery fulfillment services we facilitate, discrepancies between the menus on our websites and consumer mobile applications and the menus at the restaurant from which the food is delivered, and the nature and frequency of our marketing communications to consumers via email, text, or telephone. In addition, we face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to merchants regarding, among other things, menu pricing, exclusivity arrangements, and the listing of merchants on our platform without an agreement. Finally, we face potential liability and expense for claims relating to the information that we publish on our websites and mobile applications, including claims for trademark and copyright infringement, defamation, libel, and negligence, among others.
The results of any such claims, lawsuits, arbitration proceedings, government investigations, audits, and demands, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that could adversely affect our business, financial condition, and results of operations. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. There is no guarantee that our litigation reserves will be sufficient to offset such liabilities. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers. Any of these consequences could adversely affect our business, financial condition, and results of operations.
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
The United States and certain foreign jurisdictions have tax rules generally requiring payors to obtain payee taxpayer information and report payments to unrelated parties to the government. Under certain circumstances, a failure to comply with such obligations may cause us to become liable for monetary penalties or to withhold a percentage of the amounts paid to Dashers and merchants and remit such amounts to the taxing authorities. Due to the large number of Dashers and merchants, and the amounts paid to each, process failures with respect to these reporting obligations could result in substantial financial liability and other consequences to us if we were unable to remedy such failures in a timely manner. Certain risks relating to employment taxes are described in more detail under the section titled "—If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, our business, financial condition, and results of operations would be adversely affected."
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

Our business is subject to a variety of laws and regulations globally, including those related to worker classification, Dasher pay and conditions of work, merchant pricing and commissions, and consumer fees and taxes, many of which are unsettled and still developing, and any of which could subject us to legal claims, increased costs, operational burdens, or otherwise adversely affect our business, financial condition, or results of operations.
The on-demand local commerce industry and our business model are relatively nascent and rapidly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions, including those related to worker classification, Dasher pay and conditions of work, insurance, merchant pricing and commissions, consumer fees, and taxes. Laws, regulations, and standards governing issues such as worker classification or our relationship with Dashers more generally (for example, those concerning Dasher pay and insurance requirements), labor and employment, anti-discrimination, food safety, alcoholic beverages and other highly regulated products, online credit card payments, gratuities, merchant pricing and commissions, text messaging, membership products, intellectual property, data retention, privacy, data sharing, data security, consumer protection, consumer fees, background checks, website and mobile application accessibility, and tax and other government-imposed fees are often complex, subject to change, and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between U.S. law and the laws of other countries, U.S. state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies.
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
In recent years, regulatory scrutiny of larger companies, technology companies, and companies engaged in dealings with independent contractors has increased. As a result, regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past in a manner adverse to our business, including by changing employment-related laws, mandating specific earning standards for Dashers, requiring businesses like ours to maintain specific auto insurance coverage, or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in June 2023, New York City finalized a rule mandating certain minimum earnings standards for food delivery workers. In addition, many jurisdictions in which we operate have price control measures in effect on local commerce platforms and we expect other such measures may be enacted in the future. These price controls have caused, and may in the future cause, us to increase the fees we charge to consumers. To the extent that price control measures lead to an increase in the fees we charge to consumers, consumer demand for our services could be reduced, which would further harm our business and results of operations. In addition, certain jurisdictions may challenge or seek to regulate the way in which we categorize or collect such increased consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing or misleading to consumers.
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
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, mobile devices, and e-commerce that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth of the Internet, mobile devices, e-commerce, or other online services, and increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business. These regulations and laws, which continue to evolve, may cover taxation, tariffs, user privacy, data protection, pricing and commissions, content, copyrights, distribution, social media marketing, advertising practices, sweepstakes, mobile, electronic contracts and other communications, consumer protection, broadband residential Internet access, and the characteristics and quality of services. It is not always clear how existing laws governing issues such as property ownership, sales, use, and other taxes, libel, and personal privacy apply to the Internet and e-commerce. In addition, as we continue to expand internationally, it is possible that foreign government entities may seek to censor content available on our mobile applications or websites or may even attempt to block access to our mobile applications and websites. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business, and proceedings or actions against us by governmental entities or others, which could adversely affect our business, financial condition, and results of operations.
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
We rely on legal mechanisms for transferring personal data subject to GDPR. In 2020, the EU-U.S. Privacy Shield Framework was invalidated in the Schrems II case by the Court of Justice of the European Union, which has created significant challenges in using other data transfer mechanisms to transfer personal data from the EEA to other countries. Although the new EU-U.S. Data Privacy Framework, a self-certification program that facilitates cross-border transfers of personal data by U.S. companies in compliance with EU law, became effective in July 2023, we may experience difficulties in self-certification, its implementation, and compliance, including as a result of non-compliance by certain of our counterparties. The uncertainty around data transfers and global trends relating to national data localization could continue to present risks with respect to non-compliance, as well as increased costs to comply with complex and evolving requirements.
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
Additionally, our success depends in part on our ability to access, collect, and use data relating to Dashers, merchants, consumers, and other individuals. If the use of tracking technologies, such as “cookies,” is further restricted, regulated, or blocked by new laws, regulations, and other practices, the amount or accuracy of Internet user information we collect would decrease, which could harm our business, financial condition, and results of operations. U.S. and foreign jurisdictions have enacted or are considering enacting legislation or regulations that significantly restrict the practice of online tracking. Other regulators are increasingly scrutinizing the use of online tracking tools and compliance with requirements related to the online behavioral advertising ecosystem. Moreover, some providers of consumer devices and web browsers, such as Apple and Google, plan to or have implemented means to make it easier for Internet users to block tracking technologies or to require new permissions from users for certain activities, which could, if widely adopted, significantly reduce the effectiveness of such practices and technologies. As a result, we may have to develop alternative systems to determine our customers’ behavior, customize their online experience, or efficiently market to them.
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
We procure third-party insurance policies from a limited number of insurance providers to cover various operations-related risks including auto liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability, occupational accident liability for Dashers, and general business liabilities. For certain types of operations-related risks or risks related to our new and evolving services, we may not be able to, or may choose not to, acquire insurance. Even if we do acquire insurance for our operations-related risks or risks related to our new and evolving services, we may not obtain enough insurance to adequately mitigate such risks, and we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. If any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make. In addition, if any of our insurance providers terminate their relationship with us or refuse to renew their relationships with us on commercially reasonable terms, we would be required to find alternate insurance providers and may not be able to secure similar terms or a suitable replacement in an acceptable time frame. Further, some of our agreements with merchants require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these merchant agreements and could be subject to additional liabilities as a result.
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
We primarily host our platform and support our operations on data centers provided by Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services, in a limited number of locations. We do not have control over the operations of the AWS facilities that we use. AWS’s facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. We have experienced, and expect that in the future we will continue to experience, interruptions, delays, and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in AWS’ service levels may adversely affect our ability to meet the requirements of users on our platform. Any negative publicity arising from these disruptions could harm our reputation and brand. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our platform, usage of our platform, lead to loss of revenue, increase our costs, and impair our ability to attract new users, any of which could adversely affect our business, financial condition, and results of operations.
Our primary commercial agreement with AWS will remain in effect until terminated under certain circumstances. Both AWS and we may terminate the agreement only for cause upon a material breach of the agreement, provided the terminating party gives prior written notice and a 30-day period to cure the material breach. Although it would be difficult for a number of reasons, we believe that we could transition to one or more alternative cloud infrastructure providers on commercially reasonable terms if it became necessary. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime for a short period in connection with the transfer to, or the addition of, new cloud infrastructure service providers. However, we do not believe that such transfer to, or the addition of, new cloud infrastructure service providers would cause substantial harm to our business, financial condition, or results of operations over the longer term.
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
Where permitted under applicable law, we rely on accredited third-party background check providers to provide the criminal or driving history of potential Dashers and, in some cases, existing Dashers to help identify those that are not qualified to use our platform pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find alternate providers, and may not be able to secure similar terms or replace such partners in an acceptable time frame. In certain jurisdictions, including Canada, we currently rely on a single third-party background check provider. In other jurisdictions, including the United States, we rely on a very limited number of background check providers. If the need arises, and we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential Dashers, and as a result, our platform may be less attractive to potential Dashers and we may have difficulty finding enough Dashers to meet consumer demand. Further, if the background checks conducted by our third-party background check providers are inaccurate or do not otherwise meet our expectations, unqualified Dashers may be permitted to make deliveries on our platform and, as a result, we may be unable to adequately help protect or provide a safe environment for our merchants and consumers. Conversely, inaccurate background checks may inadvertently exclude qualified Dashers from our platform. As a result of inaccurate background checks, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, if a Dasher engages in criminal activity after the third-party background check has been conducted, we may not be informed of such criminal activity and this Dasher may be permitted to continue making deliveries on our platform.
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

We depend on the functionality of our platform across third-party software and services that we do not control.
We have integrations with PayPal, Stripe, Olo, Google Maps, AWS, and a variety of other third-party vendors. Third-party software, applications, products, and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings following development changes. Updates to third party software that integrates with our offerings could cause our platform to not operate as efficiently as it previously had or at all. In addition, some of our competitors or merchants on our platform may take actions that disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to operate and distribute our platform. Any changes in these systems that degrade the functionality of our platform or give preferential treatment to competitive services could adversely affect usage of our platform.
In certain markets, we regularly engage fleet companies to fulfill deliveries on our platform. Fleet companies are third parties that provide delivery services using their own workforce. Our operations in some markets may be heavily dependent on the services of fleet companies. To the extent that we do become reliant on fleet companies in certain markets, it may be difficult to find a suitable replacement for the fulfillment services that such fleet companies provide in a timely manner or at all. In the event that our relationship with any of our key partners, including fleet companies, deteriorates, whether as a result of business disputes, regulatory issues, or degrading quality of services, we may experience difficulties maintaining our operations in impacted markets, which could adversely affect our business and results of operations.
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
Historically, we have financed our operations primarily through equity issuances and cash generated from our operations. To support our growing business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance and expand our existing platform, improve our operating infrastructure, acquire complementary businesses and technologies, or respond to challenging macroeconomic conditions. We believe our working capital will be sufficient to meet our anticipated operating cash needs for at least the next 12 months and beyond. We may seek additional equity or debt financing to fund capital expenditures, strategic initiatives, or investments and our ongoing operations. If we raise additional funds through future issuances of equity, equity-linked securities, or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. We may evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business, financial condition, and results of operations may be adversely affected.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of September 30, 2023, there were no revolving loans outstanding and $116 million in aggregate face amount of letters of credit issued under our revolving credit facility.
Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of September 30, 2023, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of Consumer Engineering, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 60% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to the IPO and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of September 30, 2023, our Co-Founders would collectively hold 70% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
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
We have no current plans to issue shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law). These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in our Co-Founders, in particular Mr. Xu, holding less than a majority of our total outstanding voting power. Once our Co-Founders own less than a majority of our total outstanding voting power, Mr. Xu would no longer have the unilateral ability to elect all of our directors and to determine the outcome of any matter submitted for a vote of our stockholders. Because the shares of Class C common stock would have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the voting control of Mr. Xu. Further, the issuance of such shares of Class C common stock to Mr. Xu would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Xu would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Xu’s control of our voting power and his ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to our Co-Founders and, in that event, they would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing Mr. Xu’s voting control. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of Nasdaq.
Although we do not expect to rely on the “controlled company” exemption under the listing standards of Nasdaq, we expect to have the right to use such exemption and therefore we could in the future avail ourselves of certain reduced corporate governance requirements.
As a result of our multi-class common stock structure and the Voting Agreement, our Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of December 31, 2022, and Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of Nasdaq. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of Nasdaq regarding corporate governance, including requirements that a majority of its board of directors consist of independent directors, a compensation committee be composed of independent directors, and that there is independent director oversight over the director nomination process.
Such corporate governance requirements would not apply to us if, in the future, we choose to avail ourselves of the “controlled company” exemption. Although we qualify as a “controlled company,” we do not currently expect to rely on these exemptions and intend to fully comply with all corporate governance requirements under the listing standards of Nasdaq. However, if we were to utilize some or all of these exemptions, we would not comply with certain of the corporate governance standards of Nasdaq, which could adversely affect the protections for other stockholders.
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
•price and volume fluctuations in the overall stock market;
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
•general economic conditions, including the effects of increased inflation and interest rates, and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism, natural disasters, public health concerns or epidemics, or responses to these events.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
July 1 - 31	—	$—	—	$57
August 1 - 31	—	$—	—	$57
September 1 - 30	78	$76.54	78	$51
Total	78		78

(1)In February 2023, our board of directors authorized the repurchase of up to $750 million of our Class A common stock. In connection with this authorization, we entered into Rule 10b5-1 plans, which as of September 30, 2023 resulted in repurchases of $699 million of our Class A common stock in open market transactions. Please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following officers, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408, as follows:
On September 7, 2023, Ravi Inukonda, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 78,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 30, 2024, or earlier if all transactions under the trading arrangement are completed.

On September 7, 2023, Tia Sherringham, our General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 150,957 shares of our Class A common stock (which includes shares of our Class A common stock to be issued upon vesting and settlement of RSUs previously granted to Ms. Sherringham) plus any additional shares of Class A common stock issuable upon the vesting and settlement of RSUs granted to Ms. Sherringham after the adoption of the trading arrangement and prior to November 29, 2024 (the "Additional Equity Awards"). The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the existing RSUs subject to the trading arrangement and the Additional Equity Awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 29, 2024, or earlier if all transactions under the trading arrangement are completed.

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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from DoorDash Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL and contained in Exhibit 101
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

DOORDASH, INC.

Date: November 1, 2023	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2023	By:	/s/ Ravi Inukonda
Ravi Inukonda
Chief Financial Officer
(Principal Financial Officer)