Form 10-K
period 2023-12-31
DoorDash, Inc.
filed 2024-02-20
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of its most recently completed second fiscal quarter, was $24.9 billion based on the closing price of the registrant’s Class A common stock as reported by the New York Stock Exchange on that date.
The registrant had outstanding 376,763,050 shares of Class A common stock, 27,241,161 shares of Class B common stock, and no shares of Class C common stock as of February 9, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

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
•our business and growth strategy and plans, including our ability to successfully execute on such strategy and plans;
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
•our ability to maintain, protect and enhance our intellectual property; and
•our ability to successfully integrate and realize the benefits of acquisitions, strategic partnerships, joint ventures, and investments
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Annual Report on Form 10-K.
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

Part I
Item 1. Business
OUR BUSINESS
Our mission is to grow and empower local economies. We aim to achieve this by providing logistics, technology, and other services that reduce friction in local commerce and enable local businesses to address consumers’ expectations of ease, immediacy, quality, and affordability.
Our primary offerings include the DoorDash Marketplace and the Wolt Marketplace (our "Marketplaces"), which operate in over 25 countries including the United States, and Platform Services. We built our Marketplaces to serve the needs of three key constituents: merchants, consumers, and the independent contractors who use our platform to generate earnings, or "Dashers1." Our Marketplaces enable merchants to establish an online presence and expand their reach by connecting them with millions of consumers. As part of our Marketplaces, we offer merchants a broad array of services that enable them to solve mission-critical challenges such as customer acquisition and demand generation, order fulfillment, merchandising, payment processing, and customer support. We also enable merchants to advertise and promote on our platform in order to acquire new consumers and drive incremental sales. Merchants can fulfill the demand generated on our Marketplaces through delivery, generally facilitated by our local commerce platform, or in-person pickup by consumers.
Our Marketplaces provide a platform for over 37 million monthly active users2 to discover, engage with, and purchase goods from merchants in their community. Our aim is to consistently improve our consumer value proposition by increasing the quantity and variety of merchants that are available on our Marketplaces, while also improving the level of convenience, quality, service, and affordability we provide. Our Marketplaces also offer our membership programs, DashPass and Wolt+, which aim to improve affordability and lower transactional friction by reducing the delivery and service fees we charge consumers. As of December 31, 2023, we had over 18 million DashPass and Wolt+ members.
In addition to our Marketplaces, which account for the vast majority of our revenue today, we offer services that help merchants build their own digital channels ("Platform Services"), primarily consisting of DoorDash Drive and Wolt Drive ("Drive"), which are white-label delivery fulfillment services that enable merchants that have generated consumer demand through their own channels to fulfill this demand using our platform. Platform Services also includes DoorDash Storefront ("Storefront"), which enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or logistics capabilities, and Bbot ("Bbot"), which offers merchants digital ordering and payment solutions for their in-store and online channels.
For Dashers, our Marketplaces and Platform Services provide highly accessible and flexible opportunities for people to generate income that helps them achieve their goals. Dashers choose if, when, and where to dash, as well as how frequently and for how long to dash each time they choose to do so.
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
2 Based on the number of individual consumer accounts that have completed an order on our Marketplaces in the past month, measured as of December 31, 2023.

•Consumers. We compete for consumers based on a number of factors, including the selection of merchants and products available, the quality of the ordering, fulfillment and service experience, and affordability.
•Dashers. We compete to attract and retain Dashers based on a number of factors, including accessibility of our platform, flexibility in when, where, how much and how frequently to work, overall quality of the dashing experience, and earnings potential.
Local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. Globally, we compete with other local food delivery logistics platforms including Uber Eats, Just Eat Takeaway (including Grubhub, which it acquired in 2021), and Delivery Hero, merchants that have their own online ordering platforms, online ordering systems, other merchants that own and operate their own delivery fleets, grocers and grocery delivery services, convenience and convenience store delivery services, and companies that provide point-of-sale solutions and merchant delivery services. We also compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers as well as advertising that merchants place in local publications to attract consumers. With Drive, and as we continue to expand into other industry verticals beyond food, we expect to compete with additional businesses with substantial resources, users, and market and brand power. As we continue to expand our presence internationally, we will also face competition from local incumbents in these markets.
For additional information about the risks to our business related to competition, see the section titled “Risk Factors—Risks Related to Our Business and Operations—We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected.”
HUMAN CAPITAL
Employees
As of December 31, 2023, we had over 19,300 employees worldwide. We also engage contractors and consultants. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we believe that our employee relations are strong.
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
Dashers
We are committed to make dashing an earnings opportunity that is accessible, flexible, and supportive of social progress. In 2023, well over 7 million people dashed3, earning a total of over $15 billion.
We believe access and choice are empowering. Our goal with dashing is to provide as many people as we can with an opportunity to earn incremental income in a way that fits their lives. Since Dashers are independent contractors, we must compete for their time and effort with every order. We compete against other earning opportunities, other sources of capital like loans or credit cards, as well as alternative uses of time like doing errands or leisure. Because of this competition, we must make dashing attractive, worthwhile, and incremental to other choices available. Specifically, we strive to make dashing positive based on:
•Accessibility: We believe the barriers to entry in dashing are very low. Where permitted by applicable law, prospective Dashers must pass a background check and, in most geographies, have access to a bike, scooter, or car. People who qualify to become Dashers are often eligible to begin generating income within a day of signing up. We know of no other earning opportunity that provides superior accessibility to dashing.
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
3 Based on the number of Dasher accounts that have delivered an order through our platform in the past year, measured as of December 31, 2023.

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
Some of our diversity and inclusion programs at DoorDash include:
Employee Resource Groups
We support employee-led employee resource groups ("ERGs"), which foster a diverse and inclusive workplace. We currently have nine ERGs: AAPI@DoorDash, Able@DoorDash, Black@DoorDash, Indigenous@DoorDash, Parents@DoorDash, Pride@DoorDash, Unidos@DoorDash, Veterans@DoorDash, and Women@DoorDash, all of which are open to people of all backgrounds.
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
We have invested in a patent program to identify and protect a substantial portion of our strategic intellectual property in logistics, selection optimization, and other technologies relevant to our business. As of December 31, 2023, we had 224 issued U.S. patents, 9 patents issued in foreign jurisdictions, 50 U.S. patent applications pending, and 23 patent applications pending in foreign jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we determine appropriate and cost-effective. As of December 31, 2023, we held 53 registered trademarks in the United States and 163 registered trademarks in foreign jurisdictions. We also have common law rights in some trademarks and numerous pending trademark applications in the United States and foreign jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.doordash.com and other variations.
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
GOVERNMENT REGULATION
We are subject to a wide variety of laws and regulations in the United States, Europe, and other jurisdictions. These laws, regulations, and standards govern issues such as worker classification, labor and employment, commissions and fees, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, environmental protection, personal injury, text messaging, membership services, intellectual property, consumer protection and warnings, marketing, advertising, taxation, privacy, data protection, data security, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application and website accessibility, money transmittal, and background checks. The sale and delivery of goods through our platform is also subject to laws, regulations, and standards that govern food safety, alcohol, pharmaceuticals, controlled substances, hazardous substances, other age-restricted products, and the interstate and intrastate transport of goods. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, national, state, and local administrative agencies.
See the sections titled “Risk Factors,” including the sections titled “—If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, our business, financial condition, and results of operations would be adversely affected” and “—Our business is subject to a variety of laws and regulations globally, including those related to worker classification, Dasher pay and conditions of work, merchant pricing and commissions, and consumer fees and taxes, many of which are unsettled and still developing, and any of which could subject us to legal claims, increased costs, operational burdens, or otherwise adversely affect our business, financial condition, or results of operations” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
CORPORATE INFORMATION
We were incorporated in 2013 as Palo Alto Delivery Inc., a Delaware corporation. In 2015, we changed our name to DoorDash, Inc. Our principal executive offices are located at 303 2nd Street, South Tower, 8th Floor, San Francisco, California 94107, and our telephone number is (650) 487-3970. Our Class A common stock is listed on the Nasdaq Stock Market under the symbol “DASH.”
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
We announce material information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website (ir.doordash.com), our blog (doordash.news), and our X account (@DoorDash) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.
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

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
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
•Our business may not continue to grow on pace with historical rates;
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
•successfully integrate acquired technologies and businesses into our own, including in the case of our acquisition of Wolt Enterprises Oy ("Wolt");
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
We have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to achieve, maintain, or increase profitability in the future. We incurred a net loss of $1.4 billion and $558 million in 2022 and 2023, respectively, and as of December 31, 2022 and 2023, we had an accumulated deficit of $3.8 billion and $5.2 billion, respectively. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, expanding into new markets and categories, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving, maintaining, or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increased expenses in future periods. As of December 31, 2023, we had $2.0 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. We may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs.
Our business may not continue to grow on pace with historical rates.
Our business has grown rapidly during various periods since our founding. Our past revenue growth rate, growth in demand for our offerings, and financial performance should not necessarily be considered indicative of our future performance. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods.
In particular, our revenue growth rate has fluctuated in prior periods, and it may continue to fluctuate over the short term and decline in the long term as the size of our business grows and as we achieve greater market adoption. We may also experience a declining revenue growth rate as a result of slowing demand for our platform, insufficient growth in the number of merchants, consumers, and Dashers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to capitalize on growth opportunities, and increasing regulatory costs. We also expect to continue to make investments in the development and expansion of our business, which may not result in sufficient revenue or growth to offset the cost of such investments. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected.
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. In particular, local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. Globally, we compete with other local on-demand delivery companies, such as Uber Eats, Just Eat Takeaway (including Grubhub, which it acquired in 2021), and Delivery Hero, merchants that have their own online ordering platforms, online ordering systems, merchants that own and operate their own delivery fleets, grocers and grocery delivery services, convenience stores and convenience store delivery services, and companies that provide point of sale solutions and merchant delivery services. As we continue to expand to verticals beyond food, we may compete with additional businesses with substantial resources, users, and market and brand power. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers as well as advertising that merchants place in local publications to attract consumers. Further, as we continue to expand our presence internationally, we also face competition from local incumbents in these markets.
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
We have made and may continue to make strategic investments as part of our business strategy. For example, we have invested a total of $412 million in preferred shares of a private grocery delivery platform company based in Europe. Strategic investments inherently involve less control over business operations of the investee, thereby potentially increasing the financial, legal, operational, regulatory, or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Business decisions or other actions or omissions of the partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to sell or transfer, or realize value from our investments may be limited by applicable securities laws and regulations. Entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. We can provide no assurance that our strategic investments will generate returns for our business, or that we will not lose our initial investment in whole or in part. For example, during the quarters ended December 31, 2022 and December 31, 2023, we recorded impairments of $312 million and $101 million, respectively, associated with our non-marketable equity securities.
If we fail to address the foregoing risks or other problems encountered in connection with past or future acquisitions of, and investments in, businesses, technologies, services, intellectual property, and other assets, arrangements, and investments, or if we fail to successfully integrate or otherwise realize the benefits of such acquisitions or investments, our business, financial condition, and results of operations could be adversely affected.

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
•difficulty complying with varying laws and regulatory standards across jurisdictions, including with respect to labor and employment, data privacy, data protection, tax, export control and sanctions, public health, payment processing, transactions, and local regulatory restrictions;
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
•adverse tax consequences, including the complexities of foreign value added and digital services tax laws, and restrictions on the repatriation of earnings;
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
Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may subject our business to broader economic, political, and other international risks, including economic volatility, security risks, and geopolitical conflicts, and may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions such as U.S. Office of Foreign Assets Control sanctions and similar European Union ("EU") sanctions. For example, Wolt's operations in markets that are in close proximity to Russia increase the difficulty in complying with trade and economic sanction regimes related to business with Russia.

Our pricing methodologies are impacted by a number of factors, and we may not ultimately be successful in attracting and retaining merchants, consumers, and Dashers.
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
We have also launched, and may in the future launch, changes to the rates and fee structure for Dashers that utilize our platform, which may not ultimately be successful in attracting and retaining Dashers and may result in negative publicity or damage our reputation. For example, we increased the amount we pay to DoorDash Dashers per order when we changed our pay model in September 2019, but this pay model also causes less consistency in earnings across deliveries in some cases. This pay model has resulted in, and in the future may result in, negative publicity related to perceptions of its complexity, inconsistency in earnings for Dashers, and lack of flexibility in the ways consumers can leave tips, and as a result, we may not be successful in attracting and retaining merchants, consumers, and Dashers. In addition, in June 2023, we announced an option for Dashers in select cities to earn a guaranteed hourly rate while delivering. In the future, based on a variety of factors, including legal and regulatory changes and expansion into new categories and geographies, we may change our Dasher pay models again. In particular, new or amended laws and regulations have required, and could in the future require, us to make changes to our Dasher pay models, or make other changes to our platform, that decrease the flexibility provided to Dashers in certain markets, which may also impact our ability to cost-effectively attract or retain Dashers. Our current Dasher pay models, any changes made in response to new laws and regulations, and any future changes to our pay models or our ability to cost-effectively attract and retain Dashers, could result in an increase to the fees we charge to consumers, which in turn could affect our ability to attract and retain consumers, and could adversely affect our business, financial condition, and results of operations.
Further, while we maintain that Dashers that utilize our platform remain independent contractors, there is a risk that Dashers may be reclassified as employees under U.S. federal or state law or the laws of other jurisdictions in which we operate. As discussed further elsewhere in this Annual Report on Form 10-K, we have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification in the United States, and such proceedings have increased in volume since the California Supreme Court’s 2018 ruling in Dynamex Operations West, Inc. v. Superior Court (“Dynamex”), including an action brought by the San Francisco District Attorney in June 2020. Certain risks related to reclassification of Dashers that use our platform are described in more detail under the section titled “—If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, our business, financial condition, and results of operations would be adversely affected.” A reclassification of Dashers as employees could require us to revise our pricing methodologies and Dasher pay models to account for such a change to Dasher classification, and to make other substantive internal adjustments to account for any transition of a subset of Dashers to employment positions, which would have an adverse effect on our business, financial condition, and results of operations.
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
Our failure to implement and maintain effective internal control over financial reporting as a result of our rapid growth, including at Wolt and other companies we may acquire, could result in errors in our financial statements that could result in a restatement of our financial statements, and could cause us to fail to meet our reporting obligations, any of which could diminish investor confidence in us and could negatively impact our stock price. We will need to continue to improve our operational and financial infrastructure in order to manage our business effectively and accurately report our results of operations. Similarly, our failure to implement and maintain effective data and information security systems with respect to our platform as we grow could result in breaches, security incidents, theft or fraud, service disruptions, loss of user confidence in our platform, legal claims, regulatory investigations, and damage to our reputation or brand, any of which could adversely affect our business, financial condition, and results of operations.
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
We believe that building a strong reputation and brand and continuing to increase the strength of the local network effects among the merchants, consumers, and Dashers that use our platform are critical to our ability to attract and retain all three constituencies and increase their engagement with our platform. Similarly, maintaining and enhancing the Wolt reputation and brand will be particularly important for our continued growth in Europe and Asia. Successfully maintaining, protecting, and enhancing our reputation and brand and increasing the local network effects of our platform will depend on the success of our marketing efforts, our ability to provide consistent, high-quality services and support, and our ability to successfully secure, maintain, and defend our rights to use the “DoorDash” and "Wolt" marks, our logos, and other trademarks important to our brand, as well as a number of other factors, many of which are outside our control. We believe that our paid marketing initiatives have been critical in promoting awareness of our platform, which in turn drives new user growth and engagement, but future marketing efforts may not be successful or cost-effective. Our users have a wide variety of options for delivery of goods, including other local commerce platforms and services, and consumer preferences may also change. To expand our user base, we must appeal to new users who may have historically used other methods of delivering goods or other local commerce platforms.
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
We are the subject of media coverage. Unfavorable publicity regarding our business model, Dasher pay models, user support, technology, platform policies, platform changes, platform or other quality issues, delivery issues, privacy or security practices, management team, compliance with laws and regulations, or the health and safety of Dashers, employee couriers, merchants, and consumers using our platform could adversely affect our reputation. Such negative publicity could also harm the size of our network and the engagement and loyalty of merchants, consumers, and Dashers that utilize our platform, which could adversely affect our business, financial condition, and results of operations. For example, we have previously received negative media coverage related to the manner in which Dashers were compensated, in particular with respect to gratuities, concerns related to food tampering and general food safety and quality, and concerns regarding the safety of Dashers, consumers, and merchants using our platform, which has adversely affected our reputation and brand. In addition, negative publicity related to key brands, influencers, or other third parties that we have partnered with or may partner with in the future may damage our reputation, even if the publicity is not directly related to us. Any negative publicity that we may receive could diminish confidence in, and the use of, our platform, which could adversely affect our business.
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
Our business involves the collection, storage, transmission, and other processing of personal data and other sensitive and proprietary data of our merchants, consumers, and Dashers. Additionally, we maintain sensitive and proprietary data relating to our business, including our own proprietary data and personal data relating to our employees. Cybersecurity incidents are increasing in severity and sophistication and can originate with external actors or with our employees and contractors, whether acting maliciously or by inadvertently providing access to an external party or having their credentials compromised by an external party. Further, due to the current geopolitical environment, there is heightened risk of cybersecurity incidents sponsored by state actors or state-affiliated actors, which could target businesses. These incidents can originate on our vendors’ systems, which can be leveraged to access our websites, platforms, and data, including personal data. We and our vendors have previously experienced these types of breaches and other incidents. For example, in August 2022, we reported an incident affecting one of our vendors that resulted in unauthorized access to personal data of certain consumers and Dashers. In addition, in December 2021, we investigated and patched Log4j vulnerabilities that, if exploited, could have allowed for unauthorized remote code execution in our systems. We have undertaken steps to enhance our data security and governance program, which include adding security layers around data, improving access controls, hiring additional personnel with data security experience, and using outside expertise to identify and repel threats. We cannot assure you that all potential causes of these incidents have been identified and remediated or will not lead to recurrence or other incidents.
Because techniques used to obtain unauthorized access to or to sabotage or exfiltrate data from information systems change frequently and may not be known until launched against us or our vendors, we and our vendors may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate detective or preventive measures, and we and our vendors may face delays in our response to or remediation of breaches and other incidents. Unauthorized parties have in the past gained access, and may in the future gain access, to systems used in our business through various means. In addition, there may be attempts to fraudulently induce our employees, merchants, consumers, Dashers, vendors, or others into disclosing user names, passwords, payment card information, or other sensitive information resulting in account takeovers or the fraudulent transfer of funds to bad actors. With the prevalence of remote work, we may also be exposed to increased risks of breaches or incidents via such methods.
Although we have taken measures to monitor and protect our systems and the data in our possession, these measures have not fully protected our systems in the past and cannot guarantee security in the future. Our IT and infrastructure may be vulnerable to viruses, social engineering, denial of service, credential stuffing, ransomware and other malware, insecure third-party libraries, application or network vulnerabilities, reliance on third-party vendors for patches, unauthorized configurations, employee error and malfeasance, and other sources of disruption, and, as a result, unauthorized parties may be able to access our systems and data, including personal data and other sensitive and proprietary data, through our systems. Although we have policies and technical controls restricting the access to and sharing of the data we store, as well as requiring encryption of data where appropriate, these policies and controls may not be effective in all cases. Any actual or perceived breach or similar incident could interrupt our operations, harm our reputation, brand, and competitive position, result in our platform being unavailable, loss or improper access to, or unavailability of, data, fraudulent transfer of funds, regulatory investigations, proceedings, and significant legal, regulatory, and financial exposure. Any such incidents or any perception that our security measures are inadequate could lead to loss of merchant, consumer, or Dasher confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Further, any cyberattacks or actual or perceived breaches or other incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us.
Any actual or perceived breach or other security incident, impacting any entities with which we share or disclose data (including, for example, our vendors) could have similar effects. Our ability to monitor our vendors’ security measures and respond to any incidents impacting them is limited. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our vendors’ systems have not been breached or that they do not contain exploitable defects, bugs, or vulnerabilities that could result in an incident, breach, or other disruption to, our or our vendors’ systems.
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
We have in the past incurred, and may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card, debit card, or bank account information, fraud with respect to background checks, fraud by employees or agents relating to payments or credits on our platform, exploitation of system bugs or vulnerabilities to circumvent payment requirements, account takeovers of merchant, consumer, or Dasher accounts by bad actors, and other unauthorized uses of another person's identity. For example, bad actors have created Dasher accounts using other people’s stolen personal identifying information for illicit purposes. Among other things, in the United States, this has caused Form 1099s to be incorrectly sent to individuals who are not performing services as Dashers. In addition, under current credit card practices, we may be liable for orders facilitated on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.
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
We face certain risks in connection with our self-operated convenience, grocery, and other retail businesses, including DashMart and Wolt Market. To build and expand our self-operated businesses, including DashMart and Wolt Market, we have made substantial investments, including in establishing and managing a reliable supply chain for in-store products, establishing supply-related contractual partnerships, leasing premises, hiring personnel, and rolling out relevant technologies and processes. We also plan to continue to invest in such businesses in the future. The maintenance and expansion of our self-operated businesses requires significant investments, and there is no assurance that we will realize any of the anticipated benefits. In locations where we operate DashMart and Wolt Market, we may not be able to generate a sufficient number of orders to cover our fixed costs and make such services viable in certain locations and we may incur significant costs before we can determine the viability of these DashMart and Wolt Market locations. Our self-operated retail locations also expose us to different regulatory requirements and risks than our Marketplaces and Platform Services, in particular with respect to food safety, permit and license requirements, and zoning restrictions. Our expansion into convenience, grocery, and other retail categories, may also result in the diversion of management’s attention from other business opportunities as well as the diversion of resources from support functions, which could adversely affect our business, financial condition, and results of operations.
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
As our business has grown, we have increasingly become subject to risks arising from adverse global economic and political conditions, including the wars between Israel and Hamas, and Russia and Ukraine. Both these conflicts have had, and may continue to have, an adverse impact on macroeconomic conditions in the region and give rise to volatility and instability in a manner that adversely affects our business and merchants, consumers, and Dashers on our platform.
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
We are subject to foreign currency exchange risk as a result of our operations in foreign countries. When conducting business in foreign countries, including through Wolt and our other subsidiaries and affiliates, such business is typically denominated in the local currency of the respective country, which exposes us to the risk of fluctuations in foreign currency exchange rates. Our primary foreign currency exposure is currently to the euro, the Canadian dollar, the Israeli shekel, and the Australian dollar. Additionally, because our financial statements are presented in U.S. dollars, local functional currencies will be converted into U.S. dollars at the applicable exchange rates for inclusion in our financial statements, thereby increasing our foreign exchange translation risk.

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
•the integration of new personnel and businesses from acquisitions;
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
We may incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, or in support of internal business operations, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, inappropriate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties, we may be subject to legal claims or liability and our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to our use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, may require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI in a manner that complies with applicable laws and regulations and ethically in order to minimize unintended, harmful impact.

Defects, errors, or vulnerabilities in our applications, backend systems, or other technology systems and those of third-party technology providers could harm our reputation and brand and adversely affect our business, financial condition, and results of operations.
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
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any related estimable expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective, and speculative. Additionally, actuarial projections make no provision for the extraordinary future emergence of losses or types of losses not sufficiently represented in the historical data or which are not yet quantifiable. A number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments, judicial developments and unexpected events such as natural or human-made catastrophic disasters or negative publicity. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any related estimable expenses for current and historical periods. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our business, financial condition, and results of operations.
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
We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the U.S. federal, state, and municipal levels, as well as in jurisdictions in Europe and Asia, challenging the classification of Dashers that utilize our platform as independent contractors. Laws and regulations that govern the status and classification of independent contractors vary by jurisdiction and are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us, as well as the Dashers, merchants, and consumers that use our platform. For example, in January 2024, the U.S. Department of Labor released a final rule regarding the classification of employees and independent contractors under the federal Fair Labor Standards Act, which implements new interpretative guidance for classification of workers.
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
We have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification. We are currently involved in a number of putative class actions and representative actions brought, for example, pursuant to PAGA, and numerous individual claims, including those brought in arbitration or compelled pursuant to the terms of our independent contractor agreements to arbitration, challenging the classification of Dashers that utilize our platform as independent contractors. In addition, in June 2020, the San Francisco District Attorney filed a claim against us in the Superior Court of California, County of San Francisco, alleging that we misclassified California Dashers as independent contractors as opposed to employees. For more details on this action, please see the section titled "Legal Proceedings" above in this Annual Report on Form 10-K.
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
Several other jurisdictions where we operate have adopted or may be considering, or in the future may consider, adopting legislation, or we may propose or support legislation, ballot initiatives, other legislative processes, or voluntary agreements with third parties, that would pair worker flexibility and independence with new protections and benefits. To the extent other jurisdictions adopt such legislation, or we propose or support legislation, ballot initiatives, other legislative processes, or agreements, we would expect our costs related to Dashers in such jurisdictions to increase. We may also experience lower order volumes in such jurisdictions if it becomes necessary to charge higher fees and commissions as a result of such laws, which would adversely affect our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation could still be challenged and subject to litigation. If Dashers are determined to be employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, including as a result of litigation, this could result in increases to our costs related to Dashers, which would likely lead us to increase fees and commissions and may result in lower order volumes, which in turn would have an adverse effect on our business, financial condition, and results of operations.
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
We also face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to Dashers regarding, among other things, the classification of Dashers that utilize our platform as well as our Dasher pay models, including claims regarding disclosures we make with respect to Dasher earnings, sales tax, service fees, delivery fees, and gratuities, the process of signing up to become a Dasher, including our background check processes, removal of platform access, and the nature and frequency of our communications to Dashers via email, text, or telephone. We also face potential liability and expense for claims, including class actions, by consumers relating to, among other things, disclosures we make with respect to sales tax, consumer fees, and gratuities, the local delivery fulfillment services we facilitate, discrepancies between the items on our websites and consumer applications and the items advertised at the merchants from which such items are delivered, and the nature and frequency of our marketing communications to consumers via email, text, or telephone. In addition, we face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to merchants regarding, among other things, menu pricing, exclusivity arrangements, and the listing of merchants on our platform without an agreement. Finally, we face potential liability and expense for claims relating to the information that we publish on our websites and mobile applications, including claims for trademark and copyright infringement, defamation, libel, and negligence, among others.
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
We are subject to indirect taxes, such as payroll, sales, use, value-added, goods and services, and gross receipt taxes in the United States and foreign jurisdictions where we operate. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, including tax on the cost of goods sold, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage merchants, consumers, and Dashers from utilizing our offerings, or could otherwise harm our business, financial condition, and results of operations. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes.
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
We are subject to income taxes in the United States and certain foreign jurisdictions. Our provision for (benefit from) income taxes is a function of the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. The determination of our worldwide provision for (benefit from) income taxes and other tax liabilities requires significant judgment by management and, in the ordinary course of our business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Although we believe that our provision for (benefit from) income taxes is reasonable, the ultimate outcome may differ from the amounts recorded in our financial statements and could materially affect our financial results in the period or periods for which such determination is made.
In addition, our effective tax rate could be adversely affected by changes in our business operations, acquisitions, investments, entry into new businesses and geographies, changes in our stock price, intercompany transactions, changes in law or administrative interpretations thereof, changes in accounting principles, changes to our forecasts of income and loss, changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, or changes in the valuation of our deferred tax assets and liabilities.

Legislative changes or administrative practices may increase our tax obligations and exposures and could adversely affect our business results and operations.
The U.S. federal, state, and local governments, countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in jurisdictions where we do business. If one or more of these jurisdictions change applicable tax laws or successfully challenge our interpretations of such laws, including how or where our profits and losses are currently recognized, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted.
An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes and additional reporting obligations, targeting online commerce and the remote selling of goods and services. These include new obligations to withhold or collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third party obligations. Non-U.S. jurisdictions have also proposed or enacted taxes on gross revenue derived from, for example, sales of online advertising services and the provision of digital intermediary services such as the operation of online marketplaces. Proliferation of these or similar tax measures may continue unless broader international tax reform is implemented. Our results of operations and cash flows could be adversely affected by additional taxes imposed on us prospectively or retroactively, or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information about our customers, suppliers, and other third parties for tax reporting purposes to various government agencies. In some cases, we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply with new reporting or collection obligations by the effective date.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
While federal net operating loss ("NOL") carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such NOL carryforwards is limited to 80% of our federal taxable income. Our state and foreign NOLs have varying expiration dates beginning in 2024. Utilization of our NOL carryforwards depends on our future taxable income, and there is a risk that some of our existing NOL carryforwards and tax credits in various jurisdictions could expire unused (to the extent subject to expiration) and be unavailable to offset future taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), loss utilization is limited if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period. We may have undergone ownership changes in the past, and we may experience ownership changes in the future because of shifts in our stock ownership, many of which are outside of our control. As a result, our ability to use our NOL carryforwards and other tax attributes to offset future U.S. federal taxable income or income tax liabilities may be, or may become, subject to limitations, which could result in increased future tax liability to us.
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
The on-demand local commerce industry and our business model are relatively nascent and rapidly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions, including those related to worker classification, Dasher pay and conditions of work, Dasher deactivations, insurance, merchant pricing and commissions, consumer fees, and taxes. Laws, regulations, and standards governing issues such as worker classification or our relationship with Dashers more generally (for example, those concerning Dasher pay and insurance requirements), labor and employment, anti-discrimination, food safety, alcoholic beverages and other highly regulated products, online payments, gratuities, merchant pricing and commissions, text messaging, membership products, intellectual property, data retention, privacy, data sharing, data security, consumer protection, consumer fees, antitrust, background checks, website and mobile application accessibility, environmental sustainability and related disclosures, and tax and other government-imposed fees are often complex, subject to change, and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between U.S. law and the laws of other countries, between U.S. state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies.

We are subject to regulatory review, proceedings, and audits pursuant to national, federal, state, and local laws regulating the sale and delivery of alcoholic beverages and other highly regulated products. These regulations and laws may dictate matters such as licensing, permitting, or other governmental review requirements, advertising restrictions, and consumer age verification. Any governmental litigation, fines, or restrictions on our operations resulting from the enforcement of these existing regulations, any changes to existing regulations or changes to the interpretation or enforcement of existing regulations, or the adoption of any new legislation or regulations could result in penalties or cause us to have to suspend sales and delivery of highly regulated products in a jurisdiction for a period of time or result in increased sales or marketing costs, or changes to our business practices, each of which could have an adverse effect on our brand, reputation, business, financial condition, and results of operations.
As our business grows and evolves and our services are used in a greater number of geographies, particularly following our acquisition of Wolt, we have become subject to a growing array of laws and regulations, which increase the complexity and compliance risk inherent in our business. For example, the EU has recently enacted, and is in the process of enacting, various laws and regulations that govern digital services and markets and impose environmental sustainability obligations and disclosure requirements on businesses like ours. The impact of these new regulations on the overall industry, business models, and our operations is uncertain. We may be required to enhance our disclosures and undertake certain changes to our products, services, fees and commissions structure, and operations as a result of these new requirements, which could subject us to increased administrative costs.
In recent years, regulatory scrutiny of larger companies, technology companies, and companies engaged in dealings with independent contractors has increased. As a result, regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past in a manner adverse to our business, including by changing employment-related laws, mandating specific earning standards for Dashers, requiring businesses like ours to maintain specific auto insurance coverage, or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in December 2023, a New York City rule mandating certain minimum earnings standards for food delivery workers took effect. In addition, many jurisdictions in which we operate have price control measures in effect on local commerce platforms and we expect other such measures may be enacted in the future. These price control measures, minimum earnings standards, and similar regulations have caused, and may in the future cause, us to increase the fees we charge to consumers. To the extent that price control measures, minimum earnings standards, or similar regulations lead to an increase in the fees we charge to consumers, consumer demand for our services could be reduced, which would further harm our business and results of operations. In addition, certain jurisdictions may challenge or seek to regulate the way in which we categorize, disclose, or collect consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing or misleading to consumers.
In addition, there is an increasingly active litigation and regulatory environment regarding antitrust and competition matters in the United States and other jurisdictions in which we operate. We could be subject to claims of violations of competition laws in many aspects of our business, including alleged market sharing, price fixing, exchange of competitively sensitive information, and with respect to any acquisitions we undertake. For example, competition authorities in some of the markets in which Wolt operates have made queries regarding, or investigated, Wolt’s pricing-related terms or other practices and competition authorities and courts have issued decisions concerning Wolt’s pricing-related terms and practices. Any potential violations of competition laws could result in litigation, fines, restrictions on our operations, render applicable provisions or contracts unenforceable, divert management’s attention, and lead to claims for damages and reputational harm, each of which could adversely affect our business, financial condition, and results of operations.
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
We receive, transmit, process, and store a large volume of personal data relating to the users on our platform, as well as other personal data relating to individuals such as our employees. Numerous local, municipal, state, federal, national, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data and require the notification of certain security breaches involving personal data. These laws and regulations evolve frequently, and their scope may continually change through new legislation, amendments to existing legislation, or changes in enforcement, and such changes may be inconsistent from one jurisdiction to another. Any changes in these laws or regulations could add further complexity, variation in requirements, restrictions, and legal risk; require additional investment of resources in compliance and data management programs; and result in changes or increased compliance costs in business practices and policies. For example, requirements around consumer health data may restrict our ability to provide personalized content on our platform. We have incurred, and may continue to incur, significant expenses in our efforts to comply with current and evolving privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations.
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
We are increasingly subject to additional laws relating to privacy, data protection, and cybersecurity as we expand our international operations. For example, with our acquisition of Wolt, we expanded our potential for liability under the EU’s General Data Protection Regulation ("GDPR"), which imposes strict requirements relating to the processing of personal data as well as significant penalties, such as fines, injunctions against the processing of personal data, and civil litigation claims for noncompliance.
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
The actual or perceived improper sending of text messages may subject us to certain risks, including liabilities or claims relating to consumer protection laws. For example, the Telephone Consumer Protection Act (the "TCPA") restricts telemarketing and the use of automated SMS text messages without proper consent. This has resulted, and may in the future result, in civil claims against us. The scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing. If we are not able to comply with these laws and regulations, including the TCPA, in an effective manner, we could be subject to legal claims and liability, our brand and reputation may be harmed, and our business, financial condition, and results of operations could be adversely affected.
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
We primarily host our platform and support our operations on data centers provided by Amazon Web Services (“AWS”), a third-party provider of cloud infrastructure services, in a limited number of locations. We do not have control over the operations of the AWS facilities that we use. AWS’s facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages, and similar events or acts of misconduct. We have experienced, and expect that in the future we will continue to experience, interruptions, delays, and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints. In addition, any changes in AWS's service levels may adversely affect our ability to meet the requirements of users on our platform. Any negative publicity arising from these disruptions could harm our reputation and brand. Since our platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our platform, usage of our platform, lead to loss of revenue, increase our costs, and impair our ability to attract new users, any of which could adversely affect our business, financial condition, and results of operations.
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
We primarily rely on a third-party payment processor, Stripe, to process payments made to merchants and Dashers and a small number of third-party payment processors to process payments made by consumers, primarily Stripe and PayPal. Under our commercial agreements with Stripe and PayPal, each of these parties may terminate our relationship with advanced notice. If both Stripe and PayPal terminate their relationship with us or refuse to renew their agreements with us on commercially reasonable terms, we would be required to find alternate payment processors and may not be able to secure similar terms or a suitable replacement in an acceptable time frame. Further, the software and services provided by a replacement for Stripe or PayPal may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions, verify payment information, or make timely payments to merchants and Dashers, any of which could disrupt our business for an extended period of time, make our platform less convenient and attractive to users, result in losses and legal liability to us, and adversely affect our ability to attract and retain qualified merchants, consumers, and Dashers.
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
We have integrations with PayPal, Stripe, Olo, Google Maps, AWS, and a variety of other third-party vendors. Third-party software, applications, products, and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings. Updates to third party software that integrates with our offerings could cause our platform to not operate as efficiently as it previously had or at all. In addition, some of our competitors or merchants on our platform may take actions that disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to operate and distribute our platform. Any changes in these systems that degrade the functionality of our platform or give preferential treatment to competitive services could adversely affect usage of our platform.
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
Our success depends in part on our ability to attract consumers through Internet search results on search engines like Google. The number of consumers we attract to our platform from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not under our direct control and may change frequently. For example, a search engine may change its ranking algorithms, terms of service, methodologies, or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to our websites, and we may not know how or otherwise be in a position to influence the results. In some instances, search engine companies may change these rankings in a way that promotes their own competing products or services or the products or services of one or more of our competitors. Search engines may also adopt a more aggressive auction-pricing system for keywords that would cause us to incur higher advertising costs or reduce our market visibility to prospective consumers. Any reduction in the number of consumers directed to our platform could adversely affect our business, financial condition, and results of operations.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of December 31, 2023, there were no revolving loans outstanding and $115 million in aggregate face amount of letters of credit issued under our revolving credit facility.
Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of December 31, 2023, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of Consumer Engineering, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 59% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to our initial public offering and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of December 31, 2023, our Co-Founders would collectively hold 69% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among our Co-Founders and their family members. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date on which the number of shares of our capital stock, including Class A common stock, Class B common stock, and Class C common stock, and any shares of capital stock underlying equity securities or other convertible instruments, held by Mr. Xu and his permitted entities and permitted transferees is less than 35% of the Class B common stock held by Mr. Xu and his permitted entities as of immediately following the completion of our initial public offering, which we sometimes refer to herein as the "35% Ownership Threshold;" (ii) 12 months after the death or permanent and total disability of Mr. Xu, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Xu and approved by our board of directors (or if there is no such person, then our secretary then in office); (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which Mr. Xu is terminated for cause (as defined in our amended and restated certificate of incorporation); or (iv) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date upon which (A) Mr. Xu is no longer providing services to us as an officer, employee, or consultant and (B) Mr. Xu is no longer a member of our board of directors, either as a result of Mr. Xu’s voluntary resignation or as a result of a request or agreement by Mr. Xu at a meeting of our stockholders for Mr. Xu not to be renominated as a member of our board of directors. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our amended and restated certificate of incorporation occurs as the "Final Conversion Date."
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
As a result of our multi-class common stock structure and the Voting Agreement, our Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of December 31, 2023, and Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of Nasdaq. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of Nasdaq regarding corporate governance, including requirements that a majority of its board of directors consist of independent directors, a compensation committee be composed of independent directors, and that there is independent director oversight over the director nomination process.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy

Cybersecurity risk management is an important part of DoorDash’s enterprise risk management efforts. We have an enterprise-wide information security program that is designed to identify, protect, detect, and respond to reasonably foreseeable cybersecurity risk and threats, and continuously work to enhance and improve our cybersecurity and risk management efforts. We routinely assess material risks from cybersecurity threats and maintain incident response plans designed to protect, identify, evaluate, respond to, and recover from a cybersecurity incident. The plans are designed to be flexible so that they may be adapted to an array of potential scenarios, and provide for the creation of cross-functional cybersecurity incident response teams in the event of a cybersecurity incident. We regularly conduct exercises to help ensure our overall preparedness for a cybersecurity incident.

We also have invested in tools and technologies to protect our data and information technology, and we monitor our systems on an ongoing basis to identify and assess risk. In addition, we have implemented a mandatory cybersecurity training and awareness program designed to educate and train employees on how to identify and report cybersecurity threats. We also provide specialized training for employees in more sensitive roles.

We take measures to assess and, where warranted, update and improve our cybersecurity program, including by regularly conducting internal risk assessments, internal control validations, independent program assessments, threat assessments, penetration testing, and scanning of our systems for vulnerabilities. Our cybersecurity risk management framework is based on applicable laws and regulations, as well as industry recognized standards and practices. We undergo periodic third-party assessments against recognized industry standards and practices, including an annual payment card industry data security standard review of our security controls protecting payment card information. We also periodically engage third-party advisors to assess the effectiveness of our cybersecurity program, policies and practices, consult with external advisors regarding opportunities and enhancements to strengthen our policies and practices, and assess our cybersecurity capabilities using third-party security firms. Our internal audit team provides independent assessment of our cybersecurity program and controls.

With respect to third-party service providers, our information security program includes conducting due diligence and vendor risk assessment of relevant service providers’ information security programs prior to onboarding, as well as ongoing monitoring through DoorDash’s third-party risk management policy and program. We also contractually require third-party service providers with access to our information technology systems, sensitive business data, or personal information to implement and maintain appropriate security controls and provide for contractual restrictions on their ability to use our data. We work with these third-party service providers to help ensure their cybersecurity protocols are appropriate to the risk presented by their access to or use of our systems and/or data, including notification and coordination concerning incidents occurring on third-party systems that may affect us. Our service providers are contractually required to notify us promptly of information security incidents that may affect our systems or data, including personal information.

To date, risks from cybersecurity threats have not materially affected our business or operations. Although we have invested in the protection of our data and information technology, and monitor our systems on an ongoing basis, there can be no assurance that such efforts will be successful in preventing our information technology systems from being compromised or otherwise protecting us completely from security breaches or incidents. For additional information regarding whether any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please see the section titled "Risk Factors," in this Annual Report on Form 10-K, including the section titled “Risk Factors—Risks Related to Our Business and Operations—We have been subject to cybersecurity incidents in the past and anticipate being the target of future attacks. Any actual or perceived cybersecurity incident or security or privacy breach could interrupt our operations, harm our brand, subject us to claims, litigation, regulatory investigations and liability, and adversely affect our reputation, brand, business, financial condition, and results of operations.”

Governance

Our board of directors has risk oversight responsibility for DoorDash and administers this responsibility both directly and with assistance from its committees. Our board of directors has designated our audit committee to administer oversight of cybersecurity risk management, which is a critical component of our enterprise risk management program. As such, our audit committee receives regular updates on our cybersecurity program and is actively involved in reviewing our information security and technology risks and opportunities, risk mitigation strategies, incident and industry trends, areas of emerging risks, and other areas of importance, including with respect to cybersecurity. Security updates are also provided to the full board of directors from time to time.

DoorDash’s cybersecurity program is led by its Chief Information Security Officer (“CISO”), who is responsible for assessing and managing information security and technology risks and reports to the General Counsel. He has worked in security and technology for over 20 years, with the last 10 years spent in security leadership. He holds a B.S. in Computer Science from University of Illinois Springfield. Including DoorDash, he has held a CISO role at four companies within the technology and e-commerce spaces. Wolt’s cybersecurity program is led by a Vice President of Security, who is responsible for assessing and managing information security, technology, and physical security and safety risks, and reports to the Chief Executive Officer of Wolt. He has worked in security and technology for over 30 years. Their teams are composed of experienced personnel with a broad range of experience across the technology industry.

Management is responsible for assessing, identifying, and managing material cybersecurity risks, and both DoorDash’s CISO and Wolt’s Vice President of Security and their teams meet regularly with each other and with members of management to review and evaluate our cybersecurity risks and risk management program. As part of its oversight of cybersecurity risks, our audit committee receives regular updates on the risks and status of both the DoorDash and Wolt security programs, including from the DoorDash CISO and Wolt’s Vice President of Security and their teams. Both programs have in place coordinated cybersecurity incident response processes that set forth procedures for managing and responding to cybersecurity incidents across the enterprise, including the assignment of cross-functional roles and responsibilities and protocols for the escalation of significant incidents to members of management and our audit committee.

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
The outcomes of our Legal Proceedings are inherently unpredictable and subject to significant uncertainties. When we determine that we have meritorious defenses to any claims asserted, we defend ourselves vigorously; however we also consider settlement of disputes when, in management’s judgment, it is in the best interests of both DoorDash and its shareholders to do so. For some matters for which a material loss is reasonably possible, an estimate of the amount of loss or range of losses is not possible nor are we able to estimate the loss or range of losses that could potentially result from the application of nonmonetary remedies. Until the final resolution of Legal Proceedings, there may be an exposure to a material loss in excess of the amount recorded or non-monetary damages.
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
Consumer protection and other actions
We have in the past been, are currently, and may in the future be involved in other Legal Proceedings in the ordinary course of business, including class action lawsuits and actions brought by government authorities, alleging violations of consumer protection laws, data protection laws, civil rights laws, and other laws. In addition, we have been subject to Legal Proceedings related to representations regarding tips paid to Dashers and our former DoorDash Dasher pay model. We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters.
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
Regulatory and administrative investigations, audits, demands, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models, compliance with consumer protection laws, privacy, data security, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, we have recorded an accrual for this matter within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2023. We are currently the subject of government investigations, audits, demands, and inquiries in other jurisdictions as well, and we may in the future settle, or record accruals with respect to, such matters. Further, the results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
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
Effective September 27, 2023, our Class A common stock was listed and began trading on Nasdaq's Global Select Market under the ticker symbol "DASH". From December 9, 2020 through September 26, 2023, our Class A common stock was listed on the New York Stock Exchange under the symbol “DASH”. Prior December 9, 2020, there was no public trading market for our Class A common stock.
Our Class B common stock and Class C common stock are neither listed nor traded.
Holders of Record
As of December 31, 2023, there were 199 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of December 31, 2023, there were 17 holders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Tony Xu, Andy Fang, or Stanley Tang or their affiliates.
As of December 31, 2023, there were no holders of our Class C common stock.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
October 1 - 31	689	$74.33	689	$—
November 1 - 30	—	$—	—	$—
December 1 - 31	—	$—	—	$—
Total	689		689

(1)In February 2023, our board of directors authorized the repurchase of up to $750 million of our Class A common stock. In connection with this authorization, we entered into Rule 10b5-1 plans, which as of December 31, 2023 resulted in repurchase of all $750 million under the February authorization. No amounts remain available for repurchase under the February authorization as of December 31, 2023. Please see Note 10 — "Common Stock" included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
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
The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the S&P 500 and the S&P 500 IT. An investment of $100 is assumed to have been made in our Class A common stock and in each index on December 9, 2020, the date our Class A common stock began trading on a national stock exchange, and its relative performance is tracked through December 29, 2023, the last trading day in 2023. The graph uses the closing market price on December 9, 2020 of $189.51 per share as the initial value of our Class A common stock.
The returns shown are based on historical results and are not intended to suggest future performance.
Use of Proceeds
Our initial public offering of our Class A common stock was effected pursuant to a registration statement on Form S-1 (File No. 333-250056), which was declared effective by the SEC on December 9, 2020.
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
In addition, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 27, 2023.
Overview
DoorDash, Inc. is incorporated in Delaware with headquarters in San Francisco, California. We provide a local commerce platform that enables local businesses to address consumers’ expectations of ease and immediacy and thrive in today’s convenience economy.
We operate a local commerce platform that connects merchants, consumers, and Dashers. Our primary offerings are the DoorDash Marketplace and the Wolt Marketplace, which together operate in over 25 countries across the globe. Our Marketplaces provide a suite of services that enable merchants to establish an online presence, generate demand, seamlessly transact with consumers, and fulfill orders. As part of our Marketplaces, we also offer Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Business, which provides merchants on our platform with large group orders and catering orders for businesses and events. The DoorDash Marketplace also includes DashPass and the Wolt Marketplace includes Wolt+. DashPass and Wolt+ are our membership products, which provide members with unlimited access to eligible merchants with zero delivery fees and reduced service fees on eligible orders.
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
Financial and Operational Highlights
We use the following financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Year Ended December 31,
(in millions, except percentages)	2021	2022	2023

Total Orders	1,390	1,736	2,161
Total Orders Y/Y growth	70%	25%	24%
Marketplace GOV	$41,944	$53,414	$66,771
Marketplace GOV Y/Y growth	70%	27%	25%
Revenue	$4,888	$6,583	$8,635
Revenue Y/Y growth	69%	35%	31%
Net Revenue Margin	11.7%	12.3%	12.9%
GAAP gross profit	$2,452	$2,824	$3,860
GAAP gross profit as a % of Marketplace GOV	5.8%	5.3%	5.8%
Contribution Profit(1)	$1,071	$1,567	$2,482
Contribution Profit as a % of Marketplace GOV	2.6%	2.9%	3.7%
GAAP net loss including redeemable non-controlling interests	$(468)	$(1,368)	$(565)
GAAP net loss including redeemable non-controlling interests as a % of Marketplace GOV	(1.1)%	(2.6)%	(0.8)%
Adjusted EBITDA(1)	$289	$361	$1,190
Adjusted EBITDA as a % of Marketplace GOV	0.7%	0.7%	1.8%
Basic shares, options and RSUs outstanding as of period end	393	452	450
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

Total Orders grew to 2.2 billion in 2023, a 24% increase compared to 2022. The increase in Total Orders was driven primarily by growth in consumers and increased consumer engagement as well as the inclusion of Wolt, which we acquired in the second quarter of 2022, for a full fiscal year.
Marketplace GOV. We define Marketplace GOV as the total dollar value of orders completed on our Marketplaces, including taxes, tips4, and any applicable consumer fees, including membership fees related to DashPass and Wolt+. Marketplace orders include orders completed through Pickup and DoorDash for Business. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants, for orders fulfilled through Drive, Storefront, or Bbot.
Marketplace GOV grew to $66.8 billion in 2023, a 25% increase compared to 2022, driven primarily by organic growth in Total Orders as well as the inclusion of Wolt for a full fiscal year.
Net Revenue Margin. We define Net Revenue Margin as revenue expressed as a percentage of Marketplace GOV.
Net Revenue Margin increased to 12.9% in 2023 from 12.3% in 2022, primarily due to improved logistics efficiency and quality, as well as increasing contribution from advertising revenue.
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
Contribution Profit increased to $2.5 billion in 2023 from $1.6 billion in 2022, driven primarily by growth in revenue, partially offset by increases in cost of revenue and sales and marketing expenses, as well as the inclusion of Wolt for a full fiscal year.
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) including redeemable non-controlling interests, adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv) impairment expenses, (v) restructuring charges, (vi) inventory write-off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest (income) expense, net, (ix) other expense, net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense.
Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business.
Adjusted EBITDA increased to $1.2 billion in 2023 from $361 million in 2022, driven primarily by growth in Contribution Profit, partially offset by the inclusion of Wolt operating expenses for a full fiscal year.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
Free Cash Flow increased to $1.3 billion in 2023 from $21 million in 2022, driven primarily by an increase in net cash provided by operating activities.
4 Dashers receive 100% of tips.

Results of Operations
The following table summarizes our historical consolidated statements of operations data:

	Year Ended December 31,
(in millions)	2021	2022	2023

Revenue	$4,888	$6,583	$8,635
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	2,338	3,588	4,589
Sales and marketing	1,619	1,682	1,876
Research and development	430	829	1,003
General and administrative	797	1,147	1,235
Depreciation and amortization(2)	156	369	509
Restructuring charges	—	92	2
Total costs and expenses	5,340	7,707	9,214
Loss from operations	(452)	(1,124)	(579)
Interest income (expense), net	(11)	30	152
Other expense, net	—	(305)	(107)
Loss before income taxes	(463)	(1,399)	(534)
Provision for (benefit from) income taxes	5	(31)	31
Net loss including redeemable non-controlling interests	(468)	(1,368)	(565)
Less: net loss attributable to redeemable non-controlling interests	—	(3)	(7)
Net loss attributable to DoorDash, Inc. common stockholders	$(468)	$(1,365)	$(558)
(1)Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
(in millions)	2021	2022	2023

Cost of revenue, exclusive of depreciation and amortization	$46	$102	$139
Sales and marketing	52	98	119
Research and development	182	365	466
General and administrative	206	313	364
Restructuring charges	—	11	—
Total stock-based compensation expense	$486	$889	$1,088
(2)Depreciation and amortization related to the following:

	Year Ended December 31,
(in millions)	2021	2022	2023

Cost of revenue	$98	$171	$186
Sales and marketing	20	81	125
Research and development	30	104	185
General and administrative	8	13	13
Total depreciation and amortization	$156	$369	$509

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended December 31,
	2021	2022	2023

Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	48%	54%	53%
Sales and marketing	33%	26%	22%
Research and development	9%	13%	12%
General and administrative	16%	17%	14%
Depreciation and amortization	3%	6%	6%
Restructuring charges	—%	1%	—%
Total costs and expenses	109%	117%	107%
Loss from operations	(9)%	(17)%	(7)%
Interest income (expense), net	—%	1%	2%
Other expense, net	—%	(5)%	(1)%
Loss before income taxes	(9)%	(21)%	(6)%
Provision for (benefit from) income taxes	—%	—%	—%
Net loss including redeemable non-controlling interests	(9)%	(21)%	(6)%
Less: net loss attributable to redeemable non-controlling interests	—%	—%	—%
Net loss attributable to DoorDash, Inc. common stockholders	(9)%	(21)%	(6)%
Comparison of the Years Ended 2023 and 2022
Revenue
We generate a substantial majority of our revenue from orders completed through our Marketplaces and the related commissions charged to partner merchants and fees charged to consumers. Commissions from partner merchants are based on an agreed-upon rate applied to the total dollar value of goods ordered in exchange for using our Marketplaces to sell the partner merchants’ products. Fees from consumers are for the use of our Marketplaces and to arrange for delivery services. Our revenue reflects commissions charged to partner merchants and fees charged to consumers less (i) Dasher payout and (ii) refunds, credits, and promotions, which includes certain discounts and incentives provided to consumers, including those for referring a new customer.
We also generate revenue from membership fees paid by consumers for DashPass and Wolt+, and our advertising products, which are recognized as part of our Marketplaces revenue.
In addition, we generate revenue from other sources, including our Platform Services, which primarily consists of our Drive and Storefront offerings. We generate revenue from Drive by collecting per-order fees from merchants to arrange for delivery services that fulfill demand generated through their own channels.

	Year Ended December 31,			2022 to 2023
(in millions, except percentages)	2021	2022	2023	$ Change	% Change

Revenue	$4,888	$6,583	$8,635	$2,052	31%
Revenue increased by $2.1 billion, or 31%, in 2023, compared to 2022. The increase was primarily driven by a 25% increase in Marketplace GOV to $66.8 billion. In 2023, revenue grew at a faster rate than Marketplace GOV primarily due to improved logistics efficiency and quality, as well as increasing contribution from advertising revenue.
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

	Year Ended December 31,			2022 to 2023
(in millions, except percentages)	2021	2022	2023	$ Change	% Change

Cost of revenue, exclusive of depreciation and amortization	$2,338	$3,588	$4,589	$1,001	28%
Cost of revenue, exclusive of depreciation and amortization, increased by $1.0 billion, or 28%, in 2023, compared to 2022. The increase was primarily attributable to an increase of $766 million in order management costs and an increase of $67 million in platform costs, driven primarily by growth in Total Orders and Marketplace GOV. Order management costs also increased due to an increase in insurance reserves, and costs associated with our first-party distribution business. Additionally, personnel-related compensation expenses and allocated overhead increased by $148 million primarily driven by the inclusion of Wolt for a full fiscal year.
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

	Year Ended December 31,			2022 to 2023
(in millions, except percentages)	2021	2022	2023	$ Change	% Change

Sales and marketing	$1,619	$1,682	$1,876	$194	12%
Sales and marketing expenses increased by $194 million, or 12%, in 2023, compared to 2022. The increase was primarily driven by an increase of $111 million in advertising expenses and an increase of $58 million in personnel-related compensation expenses primarily driven by the inclusion of Wolt for a full fiscal year.
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Year Ended December 31,			2022 to 2023
(in millions, except percentages)	2021	2022	2023	$ Change	% Change

Research and development	$430	$829	$1,003	$174	21%
Research and development expenses increased by $174 million, or 21%, in 2023, compared to 2022. The increase was primarily driven by an increase of $232 million in personnel-related compensation expenses and allocated overhead, partially offset by an increase in capitalized software and website development costs of $56 million.
General and Administrative
General and administrative expenses primarily consist of (i) legal, tax, and regulatory expenses, which include litigation settlement expenses and sales and indirect taxes, (ii) personnel-related compensation expenses related to administrative employees, which include finance and accounting, human resources and legal, (iii) chargebacks associated with fraudulent credit card transactions, (iv) professional services fees, (v) transaction-related costs, (vi) bad debt expense, and (vii) allocated overhead.

	Year Ended December 31,			2022 to 2023
(in millions, except percentages)	2021	2022	2023	$ Change	% Change

General and administrative	$797	$1,147	$1,235	$88	8%
General and administrative expenses increased by $88 million, or 8%, in 2023, compared to 2022. The increase was primarily driven by an increase of $81 million in legal, tax, and regulatory expenses, and an increase of $67 million in personnel-related compensation expenses and allocated overhead primarily driven by the inclusion of Wolt for a full fiscal year, partially offset by a decrease in transaction-related costs of $66 million.
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

	Year Ended December 31,			2022 to 2023
(in millions, except percentages)	2021	2022	2023	$ Change	% Change

Depreciation and amortization	$156	$369	$509	$140	38%
Depreciation and amortization expenses increased by $140 million, or 38%, in 2023, compared to 2022. The increase was primarily driven by an increase of $99 million in amortization expenses related to capitalized software and website development costs and an increase of $28 million in amortization expenses for acquired intangible assets.
Restructuring Charges
Restructuring charges primarily consist of separation-related payments and other termination benefit costs associated with a reduction in workforce in 2022 as well as costs associated with other restructuring activities.

	Year Ended December 31,			2022 to 2023
(in millions, except percentages)	2021	2022	2023	$ Change	% Change

Restructuring charges	$—	$92	$2	$(90)	(98)%

Restructuring charges decreased by $90 million, or 98%, in 2023, compared to 2022. The charge in 2022 was primarily the result of a reduction in workforce announced in November 2022 consisting of $82 million of separation-related payments and other termination benefit costs.
Interest Income (Expense), Net
Interest income (expense), net primarily consists of interest earned on our cash, cash equivalents, and marketable securities, net of interest costs.

	Year Ended December 31,			2022 to 2023
(in millions, except percentages)	2021	2022	2023	$ Change	% Change

Interest income (expense), net	$(11)	$30	$152	$122	407%
Interest income, net increased by $122 million, or 407%, in 2023, compared to 2022. The increase was primarily driven by an increase in average interest rates earned on marketable securities during 2023.

Other Expense, Net
Other expense, net primarily consists of adjustments to non-marketable equity securities, including impairment, as well as gains and losses from transactions denominated in a currency other than the functional currency.

	Year Ended December 31,			2022 to 2023
(in millions, except percentages)	2021	2022	2023	$ Change	% Change

Other expense, net	$—	$(305)	$(107)	$198	(65)%
Other expense, net, decreased by $198 million, or 65%, in 2023, compared to 2022. The decrease was primarily driven by a decrease of $211 million in impairment for investments in non-marketable equity securities.
Provision for (Benefit from) Income Taxes
We are subject to income taxes in the United States and foreign jurisdictions in which we do business. Foreign jurisdictions have different statutory tax rates than those in the United States. Additionally, certain of our foreign earnings may also be taxable in the United States.
Accordingly, our effective tax rate is subject to significant variation due to several factors, including variability in our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in our stock price, intercompany transactions, changes in how we do business, acquisitions, investments, tax audit developments, changes in our deferred tax assets and liabilities and their valuation, foreign currency gains and losses, changes in statutes, regulations, case law, administrative practices, principles, and interpretations related to tax, including changes to the global tax framework, competition, and other laws and accounting rules in various jurisdictions, and relative changes of expenses or losses for which tax benefits are not recognized. Additionally, the impact of discrete items and non-deductible expenses varies depending on the amount of pre-tax income or loss. For example, the impact of any particular item is greater when the amount of our pre-tax income or loss is smaller.
We have a valuation allowance for our net deferred tax assets in the United States and Finland. We expect to maintain these valuation allowances until it becomes more likely than not that the benefit of our deferred tax assets will be realized by way of expected future taxable income in the United States and Finland.

	Year Ended December 31,			2022 to 2023
(in millions, except percentages)	2021	2022	2023	$ Change	% Change

Provision for (benefit from) income taxes	$5	$(31)	$31	$62	*
*Percentage not meaningful.
In 2023, the income tax expense of $31 million was primarily driven by U.S. pre-tax book income and resulting U.S., and foreign cash tax liabilities. In 2022, a partial income tax benefit of $31 million was recognized for foreign losses and the remaining income tax benefit was offset by a valuation allowance. As a result of the valuation allowance, such income tax benefit is not expected to recur in the future.
For additional information, see Note 11 – "Income Taxes" included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
Adjusted Cost of Revenue
We define adjusted cost of revenue as cost of revenue, exclusive of depreciation and amortization, excluding stock-based compensation expense and certain payroll tax expense, allocated overhead, and inventory write-off related to restructuring. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders. We believe excluding such expenses provides a better period-to-period comparison of the core operating performance of our business.
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Year Ended December 31,
(in millions)	2021	2022	2023

Cost of revenue, exclusive of depreciation and amortization	$2,338	$3,588	$4,589
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(48)	(103)	(140)
Allocated overhead	(25)	(32)	(32)
Inventory write-off related to restructuring	—	(2)	—
Adjusted cost of revenue	$2,265	$3,451	$4,417
Adjusted Sales and Marketing Expense
We define adjusted sales and marketing expense as sales and marketing expenses excluding stock-based compensation expense and certain payroll tax expense and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders. We believe excluding such expenses provides a better period-to-period comparison of the core operating performance of our business.
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Year Ended December 31,
(in millions)	2021	2022	2023

Sales and marketing	$1,619	$1,682	$1,876
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(53)	(98)	(119)
Allocated overhead	(14)	(19)	(21)
Adjusted sales and marketing	$1,552	$1,565	$1,736

Adjusted Research and Development Expense
We define adjusted research and development expense as research and development expenses excluding stock-based compensation expense and certain payroll tax expense and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by Total Orders. We believe excluding such expenses provides a better period-to-period comparison of the core operating performance of our business.
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Year Ended December 31,
(in millions)	2021	2022	2023

Research and development	$430	$829	$1,003
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(186)	(366)	(470)
Allocated overhead	(13)	(16)	(16)
Adjusted research and development	$231	$447	$517
Adjusted General and Administrative Expense
We define adjusted general and administrative expense as general and administrative expenses excluding stock-based compensation expense and certain payroll tax expense, certain legal, tax, and regulatory settlements, reserves, and expenses, transaction-related costs (primarily consists of acquisition, integration, and investment related costs), impairment expenses, and including allocated overhead from cost of revenue, sales and marketing, and research and development. We exclude stock-based compensation as it is non-cash in nature and we exclude certain legal, tax, and regulatory settlements, reserves, and expenses, transaction-related costs, as well as impairment expenses, as these costs are not indicative of our operating performance. We believe excluding such expenses provides a better period-to-period comparison of the core operating performance of our business.
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Year Ended December 31,
(in millions)	2021	2022	2023

General and administrative	$797	$1,147	$1,235
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(210)	(313)	(365)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(77)	(72)	(162)
Transaction-related costs(2)	(10)	(68)	(2)
Impairment expenses(3)	(1)	(2)	—
Allocated overhead from cost of revenue, sales and marketing, and research and development	52	67	69
Adjusted general and administrative	$551	$759	$775

(1)We exclude certain costs and expenses from our calculation of adjusted general and administrative expense because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, as well as a settlement entered into in connection with an initiative to serve underrepresented communities, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, (iii) costs related to the settlement of an intellectual property matter, (iv) expenses related to supporting various policy matters, including those related to worker classification, other labor law matters, and price controls, and (v) donations as part of our relief efforts in connection with the COVID-19 pandemic and Russia's invasion of Ukraine. We believe it is appropriate to exclude the foregoing matters from our calculation of adjusted general and administrative expense because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
(2)Consists of acquisition, integration, and investment related costs, primarily related to our acquisition of Wolt.
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
Gross profit is the most directly comparable financial measure to Contribution Profit. The following table provides a reconciliation of gross profit to Contribution Profit:

	Year Ended December 31,
(in millions, except percentages)	2021	2022	2023

Revenue	$4,888	$6,583	$8,635
Less: Cost of revenue, exclusive of depreciation and amortization	(2,338)	(3,588)	(4,589)
Less: Depreciation and amortization related to cost of revenue	(98)	(171)	(186)
Gross profit	$2,452	$2,824	$3,860
Gross Margin	50.2%	42.9%	44.7%
Less: Sales and marketing	$(1,619)	$(1,682)	$(1,876)
Add: Depreciation and amortization related to cost of revenue	98	171	186
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	101	201	259
Add: Allocated overhead included in cost of revenue and sales and marketing	39	51	53
Add: Inventory write-off related to restructuring	—	2	—
Contribution Profit	$1,071	$1,567	$2,482
Contribution Margin	21.9%	23.8%	28.7%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Year Ended December 31,
(in millions, except percentages)	2021	2022	2023

Gross profit	$2,452	$2,824	$3,860
Add: Depreciation and amortization related to cost of revenue	98	171	186
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	48	103	140
Add: Allocated overhead included in cost of revenue	25	32	32
Add: Inventory write-off related to restructuring	—	2	—
Adjusted Gross Profit	$2,623	$3,132	$4,218
Adjusted Gross Margin	53.7%	47.6%	48.8%
Adjusted EBITDA
Adjusted EBITDA is a measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss) including redeemable non-controlling interests, adjusted to exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv)

impairment expenses, (v) restructuring charges, (vi) inventory write-off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest (income) expense, net, (ix) other expense, net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense.
The following table provides a reconciliation of net loss including redeemable non-controlling interests to Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2021	2022	2023

Net loss including redeemable non-controlling interests	$(468)	$(1,368)	$(565)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	77	72	162
Transaction-related costs(2)	10	68	2
Impairment expenses(3)	1	2	—
Restructuring charges	—	92	2
Inventory write-off related to restructuring	—	2	—
Provision for (benefit from) income taxes	5	(31)	31
Interest (income) expense, net	11	(30)	(152)
Other expense, net(4)	—	305	107
Stock-based compensation expense and certain payroll tax expense(5)	497	880	1,094
Depreciation and amortization expense	156	369	509
Adjusted EBITDA	$289	$361	$1,190
(1)We exclude certain costs and expenses from our calculation of Adjusted EBITDA because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, as well as a settlement entered into in connection with an initiative to serve underrepresented communities, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, (iii) costs related to the settlement of an intellectual property matter, (iv) expenses related to supporting various policy matters, including those related to worker classification, other labor law matters, and price controls, and (v) donations as part of our relief efforts in connection with the COVID-19 pandemic and Russia's invasion of Ukraine. We believe it is appropriate to exclude the foregoing matters from our calculation of Adjusted EBITDA because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
(2)Consists of acquisition, integration, and investment related costs, primarily related to our acquisition of Wolt.
(3)Consists of impairment expense related to an operating lease right-of-use asset associated with our former headquarters.
(4)Consists primarily of adjustments to non-marketable equity securities, including impairment.
(5)Excludes stock-based compensation related to restructuring, which is included in restructuring charges in the table above.
Free Cash Flow
We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year Ended December 31,
(in millions)	2021	2022	2023

Net cash provided by operating activities	$692	$367	$1,673
Purchases of property and equipment	(129)	(176)	(123)
Capitalized software and website development costs	(108)	(170)	(201)
Free Cash Flow	$455	$21	$1,349
Credit Facilities
On November 19, 2019, we entered into a revolving credit and guaranty agreement with JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs & Co. LLC, which, as amended and restated on August 7, 2020, and further amended on October 31, 2022, provides for a $300 million unsecured revolving credit facility maturing on August 7, 2025, which increased to $400 million in aggregate revolving commitments upon the consummation of our initial public offering, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $200 million. Loans under the credit facility bear interest, at our option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted SOFR rate for a one-month interest period plus 1.00%, or (ii) an adjusted SOFR rate (based on an interest period of one, three, or six months) plus a margin equal to 1.00%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. As of December 31, 2023, we were in compliance with the covenants under the revolving credit and guaranty agreement. As of December 31, 2022 and 2023, no revolving loans were outstanding and $99 million and $115 million of letters of credit were issued under our revolving credit facility, respectively.
Liquidity and Capital Resources.
As of December 31, 2023, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $4.7 billion, which consisted of cash and cash equivalents of $2.7 billion, and short-term marketable securities of $1.4 billion and long-term marketable securities of $583 million. Additionally, funds held at payment processors of $356 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds and U.S. Treasury securities. Marketable securities consisted of certificates of deposit, commercial paper, corporate bonds, U.S. government agency securities, and U.S. Treasury securities.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $5.2 billion as of December 31, 2023. We have historically funded our operations from cash from operations as well as the issuance of equity securities, including in our initial public offering in December 2020.To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the available borrowings under our revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
In February 2023, our board of directors authorized the repurchase of up to $750 million of our Class A common stock. We completed the repurchase program in October 2023.
In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount up to $1.1 billion. This program is in addition to the prior repurchase program for the repurchase of $750 million shares of our Class A common stock, which was completed in the fourth quarter of 2023. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
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
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(In millions)	2021	2022	2023

Net cash provided by operating activities	$692	$367	$1,673
Net cash used in investing activities	(2,047)	(300)	(342)
Net cash used in financing activities	(483)	(375)	(752)
Foreign currency effect on cash, cash equivalents, and restricted cash	(1)	(10)	5
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,839)	$(318)	$584

Operating Activities
Cash provided by operating activities was $1.7 billion for 2023. This primarily consisted of a net loss of $565 million, adjusted for certain non-cash items, which primarily includes $1.1 billion of non-cash stock-based compensation expense, $509 million of depreciation and amortization expense, $101 million of impairments of non-marketable equity securities, and reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $108 million, as well as $417 million net inflows from changes in operating assets and liabilities primarily driven by an increase in our accrued expenses. The increase in cash provided by operating activities for 2023 compared to 2022 was mainly due to the decrease in net loss for 2023.
Cash provided by operating activities was $367 million for 2022. This consisted of a net loss of $1.4 billion, adjusted for certain non-cash items, which primarily includes $889 million or non-cash stock-based compensation expense, $369 million of depreciation and amortization expense, $303 million of adjustments to non-marketable equity securities, including impairment, net, and reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $81 million, as well as $73 million net inflows from changes in operating assets and liabilities primarily driven by an increase in our accrued expenses.
Investing Activities
Cash used in investing activities was $342 million for 2023, which primarily consisted of purchases of marketable securities of $1.9 billion, purchases of property and equipment of $123 million, cash outflows for capitalized software and website development costs of $201 million, and purchases of non-marketable equity securities of $17 million, offset by proceeds from the sales and maturities of marketable securities of $1.9 billion.
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
Financing Activities
Cash used in financing activities was $752 million for 2023, which consisted repurchases of our Class A common stock of $750 million and cash paid for other financing activities of $8 million, offset by proceeds from the exercise of stock options of $6 million.
Cash used in financing activities was $375 million for 2022, which consisted of repurchases of our Class A common stock of $400 million, offset by cash received from other financing activities of $14 million and proceeds from the exercise of stock options of $11 million.
Critical Accounting Estimates
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
Revenue Recognition
We recognize revenue in accordance with ASC 606. We generate a substantial majority of our revenue from orders completed through our Marketplaces and the related commissions charged to partner merchants and fees charged to consumers. A partner merchant represents a merchant that has entered into a contractual agreement with DoorDash. Revenue from our Marketplaces is recognized at the point in time when the consumer obtains control of the merchant’s products. We also generate revenue from membership fees paid by consumers for DashPass and Wolt+, which is recognized as part of our Marketplaces. Revenue generated from DashPass and Wolt+ memberships is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of membership purchased by the consumer. We also generate revenue from our Drive offering by collecting per-order fees from merchants that use our local commerce platform to arrange for delivery services that fulfill demand generated through their own channels. Revenue from Drive is recognized at the point in time when the consumer obtains control of the merchant’s products.
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
With respect to order facilitation services, we have determined that we are an agent for partner merchants in facilitating the sale of products to the consumer through our Marketplaces. The consumer accesses our local commerce platform to identify merchants and places an order for merchants’ products. These orders are picked up from partner merchants and delivered to consumers by Dashers. We do not control the products prior to them being transferred to the consumer as we do not have the ability to redirect the products to another consumer nor do we obtain any economic benefit from the products.
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
Gift Cards
We sell gift cards to consumers that can be redeemed through our Marketplaces. The majority of gift cards sold have no expiration date and administrative fees are not charged on unused gift cards. In prior periods, with limited history as to consumers' redemption patterns, proceeds from the sale of gift cards were fully deferred and recorded as contract liabilities until consumers use the card to place orders on its platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from consumers, less amounts remitted to merchants and Dashers. During the year ended December 31, 2021, we concluded that we had developed sufficient historical evidence regarding the pattern of consumer redemptions of gift cards to have the ability to estimate the portion of outstanding gift cards that will never be redeemed (“breakage”) and for which there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property. We recognize the breakage amounts as revenue, proportionate to the pattern of revenue recognition for the gift card redemptions. We recorded $48 million, $47 million, and $41 million of gift card breakage revenue during the years ended December 31, 2021, 2022 and 2023, respectively. Estimating future breakage rates requires judgment based on current and historical patterns of redemption, and the actual breakage rates may vary from the estimate. For jurisdictions where gift cards have expiration dates, we recognize breakage when they expire.
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
Insurance Reserves
We utilize third-party insurance which include retained insurance deductibles to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The recorded insurance reserves reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported. The estimate of our ultimate deductible obligation utilizes actuarial techniques applied to historical claim and loss experience. We use assumptions based on actuarial judgments with consideration toward claim and loss development factors, which includes the development time frame and settlement patterns, and expected loss rates. Reserves are periodically reviewed and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.
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
Based on our investment portfolio balance as of December 31, 2022 and 2023, a hypothetical 100 basis point increase in interest rates would not have materially affected our consolidated financial statements. We currently do not hedge these interest rate exposures.
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
The aggregate carrying value of our non-marketable equity investments was $124 million and $46 million as of December 31, 2022 and 2023, respectively. Adjustments or impairments are recorded in other expense, net on the consolidated statements of operations and establish a new carrying value for the investment.
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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the years ended December 31, 2021, 2022, and 2023. Based on our foreign currency exposures from monetary assets and liabilities as of December 31, 2023, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
Translation Exposure
We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translation adjustments resulting from the conversion of the financial statements of our foreign subsidiaries into U.S. dollars would result in a gain or loss recorded as a component of accumulated other comprehensive loss which is part of stockholders’ equity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
DoorDash, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of DoorDash, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2023, the related consolidated statements of operations, comprehensive loss, redeemable non-controlling interests and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of Insurance Reserves

As discussed in Note 2 to the consolidated financial statements, the Company utilizes third-party insurance which include retained insurance deductibles to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The retained insurance deductibles reserves reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported. The estimate of the Company’s retained insurance deductibles reserves as of December 31, 2023 was $758 million.

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
San Francisco, California
February 20, 2024

DOORDASH, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and per share data)

	December 31, 2022	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,977	$2,656
Short-term marketable securities	1,544	1,422
Funds held at payment processors	441	356
Accounts receivable, net	400	533
Prepaid expenses and other current assets	358	630
Total current assets	4,720	5,597
Long-term restricted cash	211	11
Long-term marketable securities	397	583
Operating lease right-of-use assets	436	436
Property and equipment, net	637	712
Intangible assets, net	765	659
Goodwill	2,370	2,432
Non-marketable equity securities	124	46
Other assets	129	363
Total assets	$9,789	$10,839
Liabilities, Redeemable Non-controlling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$157	$216
Operating lease liabilities	55	68
Accrued expenses and other current liabilities	2,332	3,126
Total current liabilities	2,544	3,410
Operating lease liabilities	456	454
Other liabilities	21	162
Total liabilities	3,021	4,026
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	14	7
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2022 and 2023, 363,299 and 375,987 Class A shares issued and outstanding as of December 31, 2022 and 2023, respectively; 200,000 Class B shares authorized as of December 31, 2022 and 2023, 28,172 and 27,241 Class B shares issued and outstanding as of December 31, 2022 and 2023, respectively; 2,000,000 Class C shares authorized as of December 31, 2022 and 2023, zero Class C shares issued and outstanding as of December 31, 2022 and 2023	—	—
Additional paid-in capital	10,633	11,887
Accumulated other comprehensive income (loss)	(33)	73
Accumulated deficit	(3,846)	(5,154)
Total stockholders’ equity	6,754	6,806
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$9,789	$10,839
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts which are reflected in thousands, and per share data)

	Year Ended December 31,
	2021	2022	2023
Revenue	$4,888	$6,583	$8,635
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	2,338	3,588	4,589
Sales and marketing	1,619	1,682	1,876
Research and development	430	829	1,003
General and administrative	797	1,147	1,235
Depreciation and amortization	156	369	509
Restructuring charges	—	92	2
Total costs and expenses	5,340	7,707	9,214
Loss from operations	(452)	(1,124)	(579)
Interest income (expense), net	(11)	30	152
Other expense, net	—	(305)	(107)
Loss before income taxes	(463)	(1,399)	(534)
Provision for (benefit from) income taxes	5	(31)	31
Net loss including redeemable non-controlling interests	(468)	(1,368)	(565)
Less: net loss attributable to redeemable non-controlling interests	—	(3)	(7)
Net loss attributable to DoorDash, Inc. common stockholders	$(468)	$(1,365)	$(558)
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(1.39)	$(3.68)	$(1.42)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	336,847	371,413	392,948
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2021	2022	2023
Net loss including redeemable non-controlling interests	$(468)	$(1,368)	$(565)
Other comprehensive (loss) income, net of tax:
Change in foreign currency translation adjustments	—	(16)	84
Change in unrealized gains and losses on marketable securities	(4)	(16)	21
Other	—	2	1
Total other comprehensive income (loss)	(4)	(30)	106
Comprehensive loss including redeemable non-controlling interests	(472)	(1,398)	(459)
Less: Comprehensive loss attributable to redeemable non-controlling interests	—	(4)	(7)
Comprehensive loss attributable to DoorDash, Inc. common stockholders	$(472)	$(1,394)	$(452)
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)

	Redeemable Non- Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount
Balances as of December 31, 2020	$—	318,503	$—	$6,313	$(1,613)	$—	$4,700
Issuance of common stock upon settlement of restricted stock units	—	14,218	—	—	—	—	—
Shares withheld related to net share settlement	—	(851)	—	(172)	—	—	(172)
Issuance of common stock upon exercise of stock options	—	14,642	—	32	—	—	32
Stock-based compensation	—	—	—	579	—	—	579
Other comprehensive loss	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	(468)	—	(468)
Balances as of December 31, 2021	—	346,512	—	6,752	(2,081)	(4)	4,667
Issuance of common stock upon settlement of restricted stock units	—	10,027	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	4,780	—	11	—	—	11
Stock-based compensation	—	—	—	1,021	—	—	1,021
Other comprehensive loss	(1)	—	—	—	—	(29)	(29)
Shares issued related to the acquisition of Wolt	—	35,720	—	2,838	—	—	2,838
Repurchase and retirement of common stock	—	(5,568)	—	—	(400)	—	(400)
Recognition of redeemable non-controlling interest upon capital investment	18	—	—	11	—	—	11
Net loss	(3)	—	—	—	(1,365)	—	(1,365)
Balances as of December 31, 2022	$14	391,471	$—	$10,633	$(3,846)	$(33)	$6,754

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)

	Redeemable Non- Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount
Balances as of December 31, 2022	$14	391,471	$—	$10,633	$(3,846)	$(33)	$6,754
Issuance of common stock upon settlement of restricted stock units	—	16,742	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	6,999	—	6	—	—	6
Stock-based compensation	—	—	—	1,249	—	—	1,249
Other comprehensive income	—	—	—	—	—	106	106
Repurchase and retirement of common stock	—	(11,969)	—	—	(750)	—	(750)
Cancellation of escrow shares related to the acquisition of Wolt	—	(15)	—	(1)	—	—	(1)
Net loss	(7)	—	—	—	(558)	—	(558)
Balances as of December 31, 2023	$7	403,228	$—	$11,887	$(5,154)	$73	$6,806

The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2022	2023
Cash flows from operating activities
Net loss including redeemable non-controlling interests	$(468)	$(1,368)	$(565)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	156	369	509
Stock-based compensation	486	889	1,088
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	52	81	108
Adjustments to non-marketable equity securities, including impairment, net	—	303	101
Other	75	20	15
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Funds held at payment processors	(174)	(86)	86
Accounts receivable, net	(94)	(33)	(141)
Prepaid expenses and other current assets	85	(165)	(105)
Other assets	(51)	(90)	(96)
Accounts payable	79	(15)	70
Accrued expenses and other current liabilities	595	566	702
Payments for operating lease liabilities	(44)	(75)	(113)
Other liabilities	(5)	(29)	14
Net cash provided by operating activities	692	367	1,673
Cash flows from investing activities
Purchases of property and equipment	(129)	(176)	(123)
Capitalized software and website development costs	(108)	(170)	(201)
Purchases of marketable securities	(2,344)	(1,948)	(1,946)
Maturities of marketable securities	720	1,552	1,940
Sales of marketable securities	224	387	7
Purchases of non-marketable equity securities	(409)	(15)	(17)
Net cash acquired in acquisitions	—	71	—
Other investing activities	(1)	(1)	(2)
Net cash used in investing activities	(2,047)	(300)	(342)
Cash flows from financing activities
Proceeds from exercise of stock options	32	11	6
Deferred offering costs paid	(10)	—	—
Repayment of convertible notes	(333)	—	—
Taxes paid related to net share settlement of equity awards	(172)	—	—
Repurchase of common stock	—	(400)	(750)
Other financing activities	—	14	(8)
Net cash used in financing activities	(483)	(375)	(752)
Foreign currency effect on cash, cash equivalents, and restricted cash	(1)	(10)	5
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,839)	(318)	584
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	4,345	2,506	2,188
Cash, cash equivalents, and restricted cash, end of period	$2,506	$2,188	$2,772
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$2,504	$1,977	$2,656
Restricted cash included in prepaid expenses and other current assets	—	—	105
Long-term restricted cash	2	211	11
Total cash, cash equivalents, and restricted cash	$2,506	$2,188	$2,772
Supplemental disclosure of cash flow information
Cash paid for interest	$42	$—	$—
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$23	$34	$13
Stock-based compensation included in capitalized software and website development costs	$93	$132	$161
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

The Company operates a local commerce platform that connects merchants, consumers, and Dashers. The Company's primary offerings are the DoorDash Marketplace and the Wolt Marketplace (together, the "Marketplaces"), which together operate in over 25 countries across the globe. The Marketplaces provide a suite of services that enable merchants to establish an online presence, generate demand, seamlessly transact with consumers, and fulfill orders primarily through independent contractors who use the Company’s platform to deliver orders (“Dashers”). As part of the Marketplaces, the Company also offers Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Business, which provides merchants on the Company’s platform with large group orders and catering orders for businesses and events. The DoorDash Marketplace also includes DashPass and the Wolt Marketplace includes Wolt+. DashPass and Wolt+ are the Company’s membership products, which provide members with unlimited access to eligible merchants with zero delivery fees and reduced service fees on eligible orders.

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
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one reportable segment. See Note 3 – "Revenue" for revenue by geography. Long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, located outside of the United States were $124 million and $167 million as of December 31, 2022 and 2023, respectively.
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
Cash, Cash Equivalents, and Restricted Cash
Cash includes demand deposits with banks or financial institutions as well as cash in transit from payment processors. Cash equivalents include short-term, highly liquid investments with original maturities of three months or less and their carrying values approximate fair value due to their short-term maturities. Restricted cash consists of bank accounts that are legally restricted for use, including collateral provided for letters of credit established primarily for real estate leases and insurance policies.
Marketable Securities
Marketable securities primarily consist of certificates of deposit, commercial paper, U.S. government agency securities, U.S. Treasury securities, and corporate bonds. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Securities with maturities greater than three months, but less than one year, are included in current assets and securities with maturities greater than one year are included in non-current assets on the consolidated balance sheets. All marketable securities are classified as available-for-sale and reported at fair value.
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other expense, net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other expense, net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. As of December 31, 2022 and 2023, no allowance of credit losses related to marketable securities was recorded. Unrealized losses not resulting from credit losses are recorded through accumulated other comprehensive income (loss).
Funds Held at Payment Processors
Funds held at payment processors represent cash due from the Company’s payment processors for transactions with merchants and consumers, as well as funds transferred to payment processors for Dasher payout.

Accounts Receivable, Net and Allowance for Credit Losses
Accounts receivable, net primarily represents receivables from merchants that were generated through the Company’s Drive and Marketplace related offerings. The Company maintains an allowance for credit losses, which is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.
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
The Company conducted its annual goodwill impairment test during the fourth quarter of 2023 and determined that the fair value of the reporting unit significantly exceeded its carrying value. No goodwill impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.
Non-Marketable Equity Securities
Non-marketable equity securities which the Company does not have a controlling financial interest in and does not exercise significant influence over the investee are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer or impairment (referred to as the measurement alternative).
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
Insurance Reserves
The Company utilizes third-party insurance which include retained insurance deductibles to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The recorded insurance reserves reflect the estimated cost for claims incurred but not paid and claims that have been incurred but not yet reported. The estimate of the Company’s ultimate deductible obligation utilizes actuarial techniques applied to historical claim and loss experience. The Company utilizes assumptions based on actuarial judgments with consideration toward claim and loss development factors, which includes the development time frame and settlement patterns, and expected loss rates. Reserves are periodically reviewed and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts. During the years ended December 31, 2021, 2022 and 2023, the Company recorded additions to the insurance reserves of $134 million, $359 million and $518 million, respectively. The Company’s retained insurance deductibles reserves as of December 31, 2022 and 2023 were $418 million and $758 million, respectively.
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

Stock-Based Compensation
The fair value of restricted stock and RSUs is estimated based on the fair value of the Company’s common stock on the date of grant. With the exception of the CEO Performance Award and options assumed via acquisition (as discussed further in Note 10 - "Common Stock"), the Company only granted RSUs that vest upon the satisfaction of a service-based vesting condition and the compensation expense for these RSUs is recognized on a straight-line basis over the requisite service period.
For the CEO Performance Award (as discussed below in Note 10 - "Common Stock"), that includes a market condition, the fair value of the award was determined using a Monte Carlo simulation model. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock price goals are met sooner than the derived service period, the Company will adjust the stock-based compensation expense to reflect the cumulative expense associated with the vested award. Provided that Tony Xu continues to be the Chief Executive Officer of the Company, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price goals are achieved.
The Company records forfeitures when they occur for all share-based payment awards.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply for the years in which differences are expected to reverse. The Company recognizes the effect on deferred income taxes of a change in tax rates in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more-likely-than-not to be realized. Management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future income, and other relevant factors. Our judgment regarding levels of future profitability are consistent with plans and estimates used to manage the business, however actual operating results in future years could differ from our current assumptions, judgments and estimates. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.
The Company operates in various tax jurisdictions and is subject to audit by tax authorities. The Company recognizes the tax benefit of an uncertain tax position only if it is more-likely-than-not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit which is greater than 50% likely to be realized upon settlement with the taxing authority. We consider many factors when evaluating our tax positions and estimating our tax benefits, which may require periodic adjustments. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefit may differ significantly from the estimates. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the provision for income taxes.
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
Accounts receivable, net primarily represents receivables from merchants that were generated through the Company’s Drive and Marketplace related offerings. As of December 31, 2022, one entity individually accounted for 14% of accounts receivable, net. As of December 31, 2023, one entity individually accounted for 13% of accounts receivable, net. No customer accounted for 10% or more of revenue for the years ended December 31, 2021, 2022, and 2023.
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
Gift Cards
The Company sells gift cards to consumers that can be redeemed through the Marketplaces. The majority of gift cards sold have no expiration date and administrative fees are not charged on unused gift cards. In prior periods, with limited history as to consumers' redemption patterns, proceeds from the sale of gift cards were fully deferred and recorded as contract liabilities until consumers used the card to place orders on its platform. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from consumers less amounts remitted to merchants and Dashers. During the year ended December 31, 2021, the Company concluded that it had developed sufficient historical evidence regarding the pattern of consumer redemptions of gift cards to have the ability to estimate the portion of outstanding gift cards that will never be redeemed (“breakage”) and for which there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property. The Company recognizes the breakage amounts as revenue, proportionate to the pattern of revenue recognition for the gift card redemptions. The Company recorded $48 million, $47 million and $41 million of gift card breakage revenue during the years ended December 31, 2021, 2022, and 2023, respectively. Estimating future breakage rates requires judgment based on current and historical patterns of redemption, and the actual breakage rates may vary from the estimate. For jurisdictions where gift cards have expiration dates, the Company recognizes breakage when they expire.

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
Advertising Costs
Advertising costs are expensed when incurred and are included in sales and marketing expenses in the consolidated statements of operations. Advertising expenses were $1.2 billion, $1.1 billion, and $1.3 billion for the years ended December 31, 2021, 2022, and 2023, respectively.
Net Loss Per Share Attributable to Common Stockholders
The Company computes net loss per common share following the two-class method required for multiple classes of common stock and participating securities. The Company considers its previously outstanding redeemable convertible preferred stock to be participating securities. The two-class method requires income (loss) available to DoorDash, Inc. common stockholders for the period to be allocated between multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been distributed. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock, and Class C common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock shared proportionately in the Company’s net losses. No shares of Class C common stock were issued and outstanding as of December 31, 2022 and 2023.
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
The Company subleases certain portions of buildings subject to operating leases. The terms and conditions of the subleases are commensurate with the terms and conditions within the original operating leases. The term of the subleases generally range from one to six years, payments are fixed within the contracts, and there are no residual value guarantees or other restrictions or covenants in the leases.
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
Variable Interest Entities
The Company evaluates its ownership, contractual and other interests in entities to determine if it has a variable interest in an entity and if it is the primary beneficiary. These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical and prospective information, among other factors. If the Company determines that entities for which the Company holds a contractual or ownership interest in are variable interest entities ("VIE") and that the Company is the primary beneficiary, the Company consolidates such entities in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in the interest or relationship with the entity impacts the determination of whether the Company is still the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP. Refer to Note 14 - Variable Interest Entities for further information.

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
Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements. ASU 2023-07 expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of the update on its consolidated financial statements.
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

Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
United States	$4,877	$6,251	$7,781
International	11	332	854
Total revenue	$4,888	$6,583	$8,635
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the year ended December 31, 2023 was as follows (in millions):

Year Ended December 31, 2023

Beginning balance	$251
Addition to contract liabilities	2,247
Reduction of contract liabilities(1)(2)	(2,190)
Ending balance	$308
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

(2) Included in the beginning balance of contract liabilities was $129 million associated with unearned prepayments received by the Company, all of which was recognized as revenue during the year ended December 31, 2023. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.
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

	Year Ended December 31,
	2021	2022	2023
Beginning balance	$43	$62	$100
Addition to deferred contract costs	39	70	82
Amortization of deferred contract costs	(20)	(32)	(45)
Ending balance	$62	$100	$137
Deferred contract costs, current	$25	$36	$51
Deferred contract costs, non-current	37	64	86
Total deferred contract costs	$62	$100	$137
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Beginning balance	$13	$39	$20
Current-period provision for expected credit losses	37	—	8
Write-offs charged against the allowance	(11)	(19)	(11)
Ending balance	$39	$20	$17
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
The following unaudited pro forma results presents the combined revenue and net loss as if the Wolt acquisition had been completed on January 1, 2021, the beginning of the Company's fiscal 2021. The unaudited pro forma information is based on estimates and assumptions which the Company believes are reasonable and primarily reflects adjustments for the pro forma impact of additional amortization related to the fair value of acquired intangible assets and transaction costs. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred on January 1, 2021, nor are they indicative of future results of operations. The unaudited pro forma results were as follows (in millions):

	Year Ended December 31,
	2021	2022

Revenue	$5,128	$6,734
Net loss	$(1,039)	$(1,549)
Bbot Acquisition
On March 1, 2022, the Company acquired Bbot, a hospitality technology company. The addition of Bbot's products and technology to the Company's platform will offer merchants more solutions for their in-store and online channels, including in-store digital ordering and payments. The acquisition was accounted for under the acquisition method of accounting. The total purchase consideration was approximately $88 million in cash, including a $9 million indemnification holdback, which was settled during the three month period ended June 30, 2023.
The total purchase consideration was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The excess of the purchase price over the net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the anticipated synergies from the future growth opportunities from the adoption of Bbot’s technology by the Company’s merchants. The fair value of assets acquired and liabilities assumed are based on management's best estimate and assumptions, with the assistance of an independent third-party valuation firm.
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
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the periods presented were as follows (in millions):

Total
Balance as of December 31, 2021	$316
Acquisitions	2,054
Balance as of December 31, 2022	2,370
Goodwill measurement period adjustment	3
Effects of foreign currency translation	59
Balance as of December 31, 2023	$2,432
There was no goodwill impairment during the periods presented. See Note 4 – "Acquisitions" for further details of goodwill recorded.

Intangible assets, net consisted of the following as of December 31, 2022 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	5.3	$236	$(88)	$148
Merchant relationships	10.0	294	(26)	268
Courier relationships	0.4	12	(7)	5
Customer relationships	2.4	119	(30)	89
Trade name and trademarks	9.4	277	(22)	255
Balance as of December 31, 2022		$938	$(173)	$765
Intangible assets, net consisted of the following as of December 31, 2023 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	4.3	$241	$(117)	$124
Merchant relationships	9.1	302	(56)	246
Courier relationships	—	12	(12)	—
Customer relationships	1.4	123	(69)	54
Trade name and trademarks	8.4	286	(51)	235
Balance as of December 31, 2023		$964	$(305)	$659
Amortization expense associated with intangible assets was $13 million, $99 million, and $127 million for the years ended December 31, 2021, 2022, and 2023, respectively.
The estimated future amortization expense of intangible assets as of December 31, 2023 was as follows (in millions):

Year Ending December 31,	Amortization Expense
2024	$125
2025	100
2026	82
2027	80
2028	64
Thereafter	208
Total estimated future amortization expense	$659

6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$886	$—	$—	$886
Commercial paper	—	3	—	3
Short-term marketable securities
Commercial paper	—	306	—	306
Corporate bonds	—	205	—	205
U.S. government agency securities	—	76	—	76
U.S. Treasury securities	—	957	—	957
Long-term marketable securities
Corporate bonds	—	145	—	145
U.S. government agency securities	—	44	—	44
U.S. Treasury securities	—	208	—	208
Total	$886	$1,944	$—	$2,830

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$1,349	$—	$—	$1,349
U.S. Treasury securities	—	35	—	35
Short-term marketable securities
Certificates of deposit	—	38	—	38
Commercial paper	—	216	—	216
Corporate bonds	—	289	—	289
U.S. government agency securities	—	162	—	162
U.S. Treasury securities	—	717	—	717
Long-term marketable securities
Corporate bonds	—	383	—	383
U.S. government agency securities	—	55	—	55
U.S. Treasury securities	—	145	—	145
Total	$1,349	$2,040	$—	$3,389
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
During the years ended December 31, 2021, 2022, and 2023, the Company made investments in non-marketable equity securities of $409 million, $18 million and $23 million, respectively. The following is a summary of unrealized gains and losses from upward or downward adjustments recorded in other expense, net in the consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the years ended December 31, 2021, 2022, and 2023 (in millions):

	Year Ended December 31,
	2021	2022	2023
Upward adjustments	$—	$9	$—
Downward adjustments (including impairment)	—	(312)	(101)
Total unrealized loss for non-marketable equity securities	$—	$(303)	$(101)
The Company evaluates investments in non-marketable equity securities for impairment based on a qualitative assessment considering various impairment indicators. The Company determined impairment indicators existed as of December 31, 2023 for its investments in preferred shares of a grocery delivery platform company (the "investee"). The Company identified factors that raise significant concerns about the investee's ability to continue as a going concern, and as a result, recorded an impairment charge for the remainder of the carrying value of its investments in preferred shares of the investee of $100 million during the year ended December 31, 2023.
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2022 and 2023 including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other expense, net in the consolidated statements of operations (in millions):

	December 31,
	2022	2023
Initial cost basis	$427	$450
Upward adjustments	9	9
Downward adjustments (including impairment)	(312)	(413)
Total carrying value at the end of reporting period	$124	$46
7. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2022
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$886	$—	$—	$886
Commercial paper	3	—	—	3
Short-term marketable securities
Commercial paper	306	—	—	306
Corporate bonds	207	—	(2)	205
U.S. government agency securities	78	—	(2)	76
U.S. Treasury securities	970	—	(13)	957
Long-term marketable securities
Corporate bonds	146	—	(1)	145
U.S. government agency securities	44	—	—	44
U.S. Treasury securities	210	—	(2)	208
Total	$2,850	$—	$(20)	$2,830

	December 31, 2023
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$1,349	$—	$—	$1,349
U.S. Treasury securities	35	—	—	35
Short-term marketable securities
Certificates of deposit	38	—	—	38
Commercial paper	216	—	—	216
Corporate bonds	290	—	(1)	289
U.S. government agency securities	162	—	—	162
U.S. Treasury securities	717	1	(1)	717
Long-term marketable securities
Corporate bonds	382	2	(1)	383
U.S. government agency securities	55	—	—	55
U.S. Treasury securities	144	1	—	145
Total	$3,388	$4	$(3)	$3,389
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2022 and 2023.
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2022	December 31, 2023
Equipment for merchants	$156	$167
Computer equipment and software	68	77
Capitalized software and website development costs	591	953
Leasehold improvements	164	217
Office equipment	52	66
Construction in progress	74	40
Total	1,105	1,520
Less: Accumulated depreciation and amortization	(468)	(808)
Property and equipment, net	$637	$712
Depreciation expenses were $80 million, $113 million, and $126 million for the years ended December 31, 2021, 2022, and 2023, respectively.
The Company capitalized $202 million, $303 million, and $362 million in capitalized software and website development costs during the years ended December 31, 2021, 2022, and 2023, respectively. Capitalized software and website development costs are included in property and equipment, net on the consolidated balance sheets. Amortization of capitalized software and website development costs was $63 million, $157 million, and $256 million for the years ended December 31, 2021, 2022, and 2023, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2022	December 31, 2023
Litigation reserves	$37	$75
Sales tax payable and accrued sales and indirect taxes	194	245
Accrued operations related expenses	220	331
Accrued advertising	124	112
Dasher and merchant payable	702	950
Insurance reserves	418	758
Contract liabilities	251	308
Other	386	347
Total	$2,332	$3,126

8. Leases
The Company leases its facilities under non-cancelable lease agreements which expire between 2024 and 2035. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Under such arrangements, the Company recognizes a ROU asset and lease liability on the consolidated balance sheets. Lease costs are recognized on a straight-line basis over the non-cancelable lease term.
The components of lease costs related to the Company’s operating leases included in the consolidated statements of operations for the periods presented were as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Operating lease costs	$52	$81	$108
Short-term lease costs	17	9	12
Sublease income	(3)	(4)	(3)
Total lease costs	$66	$86	$117
Lease terms and discount rates for operating leases were as follows:

	December 31, 2022	December 31, 2023
Weighted-average remaining lease term (in years)	8.08	7.76
Weighted-average discount rate	6.39%	6.60%
Supplemental cash flow and non-cash information was as follows (in millions):

	Year Ended December 31,
	2022	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$75	$113
ROU assets obtained in exchange for new lease liabilities
Operating leases	$154	$85
As of December 31, 2022 and 2023, the Company had entered into long term non-cancelable real estate lease contracts of $21 million and $66 million, respectively, for which leases have not yet commenced. Such leases are not included in the operating lease ROU assets and operating lease liabilities on the consolidated balance sheets.

As of December 31, 2023, the future minimum lease payments required under operating leases were as follows (in millions):

Year Ending December 31,	Amount
2024	$100
2025	98
2026	95
2027	78
2028	71
Thereafter	308
Total future minimum lease payments	750
Less: Lease not commenced	(66)
Less: Imputed interest	(160)
Less: Tenant improvement receivable	(2)
Present value of future minimum lease payments	$522
Future minimum sublease income as of December 31, 2023 is $6 million.
9. Commitments and Contingencies
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
The Company is currently the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay models, compliance with consumer protection laws, privacy, data security, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, the Company has recorded an accrual for this matter within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2023. The results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on the Company's business, financial condition, and results of operations.
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
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent, or other intellectual property infringement claim by any third-party with respect to the Company's technology. The terms of these indemnification agreements are generally perpetual any time after the execution of the agreement.

In addition, the Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers of the Company, other than liabilities arising from willful misconduct of the individual.
The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications was recorded as of December 31, 2022 and 2023.
Non-cancelable Purchase Commitments
The Company has non-cancelable purchase commitments, which primarily relate to the purchase of data processing, Software as a Service, and technology platform infrastructure. These purchase commitments are not recorded as liabilities on the consolidated balance sheets as of December 31, 2023 as the Company has not yet received the related services. As of December 31, 2023, the future minimum payments under the Company’s non-cancelable purchase commitments were as follows (in millions):

Year Ending December 31,	Amount
2024	$214
2025	238
2026	202
2027	187
2028	77
Total future minimum payments	$918
Insurance Collateral
The Company is required to maintain $465 million in collateral in connection with certain insurance policies, which can be held in a combination of cash, surety bonds, and letters of credit. As of December 31, 2023, the Company had $465 million of collateral outstanding in the form of surety bonds and letters of credit in connection with the insurance collateral requirement.
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
As of December 31, 2022 and 2023, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2022 and 2023, no revolving loans were outstanding under the credit facility.
In addition to the letters of credit maintained in connection with the insurance collateral requirement, the Company also maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2022 and 2023, the Company had $132 million and $138 million of issued letters of credit outstanding, respectively, of which $99 million and $115 million, respectively, were issued from the revolving credit and guaranty agreement.

Sales and Indirect Tax Matters
The Company is under audit by various state, local and foreign tax authorities with regard to sales and indirect tax matters. The Company records sales and indirect tax reserves as they become probable and the amount can be reasonably estimated. These reserves are included in accrued expenses and other current liabilities on the consolidated balance sheets. The timing of the resolution of indirect tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the tax authorities may differ from the amounts accrued.
10. Common Stock
Stock Repurchase Program
In February 2023, the Company authorized the repurchase of Class A common stock, in an aggregate amount of up to $750 million. During the year ended December 31, 2023, the Company repurchased 12.0 million shares of its Class A common stock at a weighted average price of $62.66 per share for a total amount of $750 million. The shares were retired immediately upon repurchase.
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
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested restricted stock as of December 31, 2022	472
Granted	—	$—
Vested	(186)	$76.91
Forfeited	(1)	$76.91
Unvested restricted stock as of December 31, 2023	285
Common Stock Reserved for Future Issuance
The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis (in thousands):

	December 31, 2022	December 31, 2023
Stock options issued and outstanding under the 2014 Plan and Inducement Plan	16,021	9,022
RSUs outstanding under the 2014 Plan, 2020 Plan and Inducement Plan	45,131	37,822
Remaining shares available for future issuance	39,995	50,137
Shares available for issuance under the 2020 Employee Stock Purchase Plan	6,499	6,499
Total	107,646	103,480
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
RSUs
The Company granted RSUs that vest only upon the satisfaction of a service-based vesting condition, which is generally four years. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

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
The Company recorded $112 million, $112 million, and $104 million of stock-based compensation expense related to the CEO Performance Award during the years ended December 31, 2021, 2022, and 2023, respectively. As of December 31, 2023, unrecognized stock-based compensation expense related to the CEO Performance Award was $73 million.

Stock Award Activities
A summary of activity under the 2014 Plan, 2020 Plan, and Inducement Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2022	16,021	$2.84	3.48	$737
Granted	—	$—
Exercised	(6,999)	$0.87		$510
Cancelled and forfeited	—	$—
Balance as of December 31, 2023	9,022	$4.38	3.41	$853
Exercisable as of December 31, 2023	8,747	$4.39	3.43	$827
Vested and expected to vest as of December 31, 2023	9,022	$4.38	3.41	$853
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the securities exchange on which such shares were listed as of the respective year-end dates. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2021, 2022, and 2023 was $2.3 billion, $451 million, and $510 million, respectively. The weighted-average grant date fair value of stock assumed via acquisition during the year ended December 31, 2022 was $72.99 per share. There were no stock options granted during the years ended December 31, 2021, 2022, and 2023.
The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2022	44,805		$2,167
Granted	14,741	$65.06
Vested	(25)	$74.53
Vested and settled	(16,420)	$76.07
Forfeited	(5,309)	$85.47
Unvested RSUs as of December 31, 2023	37,792		$3,645
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the securities exchange on which such shares were listed as of the respective year-end dates. The weighted-average fair value per share of RSUs granted and assumed via acquisition during the years ended December 31, 2021, 2022, and 2023 was $170.42, $74.16, and $65.06, respectively.
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
There were no stock options granted during the years ended December 31, 2021, 2022, and 2023, except for the options assumed via acquisition in 2022. The assumptions used to estimate the fair value of stock options assumed via acquisition for the periods presented were as follows:

	Year Ended December 31,
	2021	2022	2023

Expected volatility	—	69.13%	—
Risk-free rate	—	2.29%	—
Dividend yield	—	—	—
Expected term (in years)	—	1.69	—
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Cost of revenue, exclusive of depreciation and amortization	$46	$102	$139
Sales and marketing	52	98	119
Research and development	182	365	466
General and administrative	206	313	364
Restructuring charges	—	11	—
Total stock-based compensation expense	$486	$889	$1,088
As of December 31, 2023, there was $7 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.95 years.
As of December 31, 2023, there was $1.9 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award. The Company expects to recognize this expense over the remaining weighted-average period of 2.36 years.
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
As of December 31, 2022 and 2023, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.
11. Income Taxes
The components of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
United States	$(461)	$(991)	$259
Foreign	(2)	(408)	(793)
Loss before income taxes	$(463)	$(1,399)	$(534)
The components of provision for (benefit from) income taxes were as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Current
Federal	$—	$—	$6
State	3	—	9
Foreign	1	4	17
Total	$4	$4	$32
Deferred
Federal	1	—	1
State	1	1	—
Foreign	(1)	(36)	(2)
Total	1	(35)	(1)
Total provision for (benefit from) income taxes	$5	$(31)	$31
The items accounting for differences between income taxes computed at the federal statutory rate and the provision (benefit) recorded for income taxes were as follows (in millions):

	Year Ended December 31,
	2021	2022	2023
Income taxes computed at the federal statutory rate	$(97)	$(294)	$(112)
State taxes, net of federal benefits	3	—	7
Tax impact of foreign earnings and losses	1	55	181
Change in valuation allowance	839	179	47
Stock-based compensation	(597)	6	(59)
Research and development credits	(150)	22	(44)
Non-deductible expenses	6	14	9
Other	—	(13)	2
Provision for (benefit from) income taxes	$5	$(31)	$31
The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2022	2023
Deferred tax assets
Net operating losses	$660	$697
Tax credits	209	245
Capitalized research and development	619	691
Stock-based compensation	74	43
Lease liabilities	115	122
Accruals and reserves	132	234
Other	88	103
Total gross deferred tax assets	1,897	2,135
Less: Valuation allowance	(1,655)	(1,858)
Total deferred tax assets net of valuation allowance	242	277
Deferred tax liabilities
Property and equipment and intangible assets	(134)	(144)
Lease assets	(94)	(98)
Deferred contract costs	(17)	(38)
Total gross deferred tax liabilities	(245)	(280)
Net deferred tax liabilities	$(3)	$(3)
Due to the weight of objectively verifiable negative evidence, including its history of losses, the Company’s deferred tax assets have been fully offset by a valuation allowance, with the exception of certain foreign jurisdictions. Overall, the valuation allowance increased by $1.0 billion, $257 million, and $203 million in the years ended December 31, 2021, 2022, and 2023, respectively.
As of December 31, 2023, the Company had accumulated U.S. federal and state net operating loss carryforwards of $1.7 billion and $1.2 billion, respectively. Federal net operating losses carry forward indefinitely. Of the $1.2 billion of state net operating losses, $191 million is carried forward indefinitely. The remaining state net operating loss carryforwards will begin to expire in 2024. As of December 31, 2023, the Company had foreign net operating loss carryforwards of $1.3 billion that begin to expire in 2025.
The Company also had $278 million and $146 million of federal and state research and development tax credit carryforwards, respectively, as of December 31, 2023. The federal research and development tax credits expire in varying amounts starting in 2033. The California research credits do not expire and may be carried forward indefinitely.
The Company’s ability to utilize the net operating loss and tax credit carryforwards in the future may be limited in the event of past or future ownership changes as defined in Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state tax law. Based on the most recent analysis, the Company does not anticipate a current limitation on the tax attributes under Section 382 and 383.
The Company intends to invest substantially all of its foreign subsidiary earnings, as well as its capital in its foreign subsidiaries, indefinitely in those jurisdictions in which the Company could incur significant, additional costs upon repatriation of such amounts.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is included in the table below (in millions):

	Year Ended December 31,
	2021	2022	2023
Unrecognized tax benefits at beginning of year	$7	$69	$69
Increases related to current year tax positions	62	19	47
Increases related to prior year tax positions	—	—	67
Decreases related to prior year tax positions	—	(19)	—
Unrecognized tax benefits at end of year	$69	$69	$183
The Company had $183 million of gross unrecognized tax benefits as of December 31, 2023, the majority of which would not impact its effective tax rate if recognized due to the Company's valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2023 will significantly increase or decrease within the next 12 months.
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within provision for (benefit from) income taxes, which were immaterial for the periods presented.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The material jurisdictions in which the Company operates include the United States and Finland. The Company’s 2013 and subsequent tax years remain open to examination by the U.S. Internal Revenue Service. The Company’s 2017 and subsequent tax years remain open to examination in Finland.
12. Net Loss per Share Attributable to DoorDash, Inc. Common Stockholders
The Company computes net loss per share attributable to DoorDash, Inc. common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses.
The following table sets forth the calculation of basic and diluted net loss per share attributable to DoorDash, Inc. common stockholders during the periods presented. RSUs that vested but have not been settled are included in the denominator in calculating net loss per share for the years ended December 31, 2021, 2022, and 2023 (in millions, except share amounts which are reflected in thousands, and per share data):

	Year Ended December 31,
	2021		2022		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Net loss including redeemable non-controlling interests	$(424)	$(44)	$(1,260)	$(108)	$(525)	$(40)
Less: Net loss attributable to redeemable non-controlling interests	—	—	(3)	—	(7)	—
Net loss attributable to DoorDash, Inc. common stockholders	$(424)	$(44)	$(1,257)	$(108)	$(518)	$(40)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	305,500	31,347	342,015	29,398	365,340	27,608
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(1.39)	$(1.39)	$(3.68)	$(3.68)	$(1.42)	$(1.42)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	As of December 31,
	2021	2022	2023
Stock options to purchase common stock	19,115	16,021	9,022
Unvested restricted stock and restricted stock units	27,518	45,172	38,072
Escrow shares	—	2,012	72
Total	46,633	63,205	47,166
13. Employee Benefit Plans
401(k) Plan

The Company has a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, eligible and participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. In 2023, the Company began to make discretionary matching contributions to those participating employees who met certain employment criteria. The Company's matching contributions to the plan was not material for the year ended December 31, 2023.
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
14. Variable Interest Entities
On July 1, 2022, the Company formed a joint venture with a retail partner in Canada with the objective of providing on-demand delivery of grocery and convenience items to customers in Canada (the "JV"). The Company owns a majority interest in the JV.
In connection with the formation of the JV, the Company had committed to contribute cash and certain assets worth $98 million Canadian dollars (approximately $75 million US dollars) over three years. Upon the closing of the transaction, the Company contributed cash and certain assets of $41 million Canadian dollars (approximately $32 million US dollars). Additional capital contributions will be made in a manner that preserves the ownership percentage of each shareholder.
The common units held by the Company in the JV were determined to be a variable interest. The Company is the primary beneficiary because the Company has the power to direct the activities that most significantly impact the performance of the JV. As a result, the Company consolidates the assets and liabilities of the JV.
Total assets of the JV included on the consolidated balance sheet as of December 31, 2022 and 2023 were $68 million and $39 million, respectively. Total liabilities of the JV included on the consolidated balance sheets as of December 31, 2022 and 2023 were $17 million and $11 million, respectively.
The JV’s assets may only be used to settle the JV’s obligations and may not be used for other consolidated entities. The JV’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.
As of December 31, 2022 and 2023, the minority shareholder’s ownership in the JV is classified as redeemable non-controlling interest, because it is redeemable on an event that is not solely in the Company’s control. The redeemable non-controlling interest is not accreted to redemption value because it is currently not probable that the non-controlling interest will become redeemable. Total redeemable non-controlling interest was $14 million and $7 million as of December 31, 2022 and 2023, respectively. Net loss attributable to redeemable non-controlling interest was $3 million and $7 million for the years ended December 31, 2022 and 2023.
15. Restructuring
On November 30, 2022, the Company committed to a reduction in workforce (the “Plan”) intended to better align the Company’s talent with its strategic priorities and to improve operating efficiency. The Plan included the elimination of approximately 1,250 positions across the Company, or approximately 7% of the Company’s current employee workforce at such time.
During the year ended December 31, 2023, the Company recognized an additional $2 million in connection with the Plan, primarily consisting of separation-related payments and other termination benefit costs. These expenses are included in restructuring charges in the Company's consolidated statements of operations.
During the year ended December 31, 2023, the Company made cash payments amounting to $50 million in connection with the Plan. As of December 31, 2023, the remaining liabilities related to the plan were immaterial.
16. Subsequent Events
In February 2024, the Company announced the authorization of a share repurchase program for the repurchase of shares of Class A common stock, in an aggregate amount up to $1.1 billion. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer (“certifying officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our certifying officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
On December 8, 2023, the ST Trust under agreement dated October 2, 2019, a stockholder whose shares may be deemed to be beneficially owned by Stanley Tang, our co-founder and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 600,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 28, 2025, or earlier if all transactions under the trading arrangement are completed.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, including information about our Directors, Executive Officers and Audit Committee and Code of Conduct, is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC, no later than 120 days after December 31, 2023.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2023.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated November 9, 2021, by and among DoorDash, Inc., Wolt Enterprises Oy, the Sellers and Mikko Kuusi, as the Securityholder Representative.	S-4	333-261844	2.1	December 22, 2021
2.2	Amendment to the Share Purchase Agreement, dated as of April 9, 2022, by and among DoorDash, Inc., Wolt Enterprises Oy and Mikko Kuusi, as the Securityholder Representative.	8-K	001-39759	2.1	April 14, 2022
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K	001-39759	3.1	March 5, 2021
3.2	Certificate of Change of Registered Agent.	10-K	001-39759	3.2	February 27, 2023
3.3	Amended and Restated Bylaws of the registrant.	10-K	001-39759	3.3	February 27, 2023
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-250056	4.1	November 13, 2020
4.2	Seventh Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of June 17, 2020.	S-1	333-250056	4.2	November 13, 2020
4.3	Description of Capital Stock.
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-250056	10.1	November 13, 2020
10.2+	DoorDash, Inc. 2020 Equity Incentive Plan and related form agreements.
10.3+	DoorDash, Inc. 2020 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-250056	10.3	November 30, 2020
10.4+	DoorDash, Inc. 2022 Inducement Equity Incentive Plan and related form agreements.
10.5+	DoorDash, Inc. 2014 Stock Plan, as amended, and related form agreements.	S-1	333-250056	10.4	November 13, 2020
10.6+	Executive Change in Control and Severance Plan.	8-K	001-39759	10.1	February 1, 2024
10.7+	Executive Incentive Compensation Plan.	S-1	333-250056	10.6	November 13, 2020
10.8+	Outside Director Compensation and Equity Ownership Policy.	S-1/A	333-250056	10.7	November 30, 2020
10.9+	Confirmatory Employment Letter between the registrant and Tony Xu, dated as of October 23, 2020.	S-1/A	333-250056	10.8	November 30, 2020

10.10+	Confirmatory Employment Letter between the registrant and Prabir Adarkar, dated as of October 23, 2020.	S-1/A	333-250056	10.10	November 30, 2020
10.11+	Confirmatory Employment Letter between the registrant and Keith Yandell, dated as of October 23, 2020.	S-1/A	333-250056	10.11	November 30, 2020
10.12+	Employment Letter between the registrant and Tia Sherringham, dated as of May 3, 2022.	10-Q	001-39759	10.1	May 6, 2022
10.13+	Confirmatory Employment Letter between the registrant and Ravi Inukonda, dated as of April 27, 2023.	10-Q	001-39759	10.1	May 5, 2023
10.14+	DoorDash, Inc. 2014 Stock Plan Restricted Unit Agreement between the registrant and Tony Xu, dated as of November 24, 2020.	S-1/A	333-250056	10.14	November 30, 2020
10.15	Form of Exchange Agreement among the registrant, each of Tony Xu, Andy Fang, and Stanley Tang, and certain related entities.	S-1	333-250056	10.15	November 13, 2020
10.16	Form of Equity Exchange Right Agreement between the registrant and each of Tony Xu, Andy Fang, and Stanley Tang.	S-1	333-250056	10.16	November 13, 2020
10.17	Amended and Restated Revolving Credit and Guaranty Agreement among the registrant, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of August 7, 2020.	S-1	333-250056	10.17	November 13, 2020
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL.
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
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 20th day of February, 2024.

DOORDASH, INC.

By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tony Xu, Ravi Inukonda, and Tia Sherringham, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tony Xu	Chief Executive Officer and Director	February 20, 2024
Tony Xu	(Principal Executive Officer)

/s/ Ravi Inukonda	Chief Financial Officer	February 20, 2024
Ravi Inukonda	(Principal Financial Officer)

/s/ Gordon Lee	Chief Accounting Officer	February 20, 2024
Gordon Lee	(Principal Accounting Officer)

/s/ Shona L. Brown	Director	February 20, 2024
Shona L. Brown

/s/ L. John Doerr	Director	February 20, 2024
L. John Doerr

/s/ Andy Fang	Director	February 20, 2024
Andy Fang

/s/ Alfred Lin	Director	February 20, 2024
Alfred Lin

/s/ Elinor Mertz	Director	February 20, 2024
Elinor Mertz

/s/ Greg Peters	Director	February 20, 2024
Greg Peters

/s/ Diego Piacentini	Director	February 20, 2024
Diego Piacentini

/s/ Ashley Still	Director	February 20, 2024
Ashley Still

/s/ Stanley Tang	Director	February 20, 2024
Stanley Tang