Form 10-Q
period 2024-03-31
DoorDash, Inc.
filed 2024-05-01
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The registrant had outstanding 381,687,286 shares of Class A common stock, 27,227,135 shares of Class B common stock, and no shares of Class C common stock as of April 26, 2024.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2023	March 31, 2024

Assets
Current assets:
Cash and cash equivalents	$2,656	$3,124
Short-term marketable securities	1,422	1,366
Funds held at payment processors	356	394
Accounts receivable, net	533	546
Prepaid expenses and other current assets	630	700
Total current assets	5,597	6,130
Long-term restricted cash	11	12
Long-term marketable securities	583	646
Operating lease right-of-use assets	436	448
Property and equipment, net	712	705
Intangible assets, net	659	621
Goodwill	2,432	2,386
Non-marketable equity securities	46	46
Other assets	363	456
Total assets	$10,839	$11,450
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$216	$203
Operating lease liabilities	68	64
Accrued expenses and other current liabilities	3,126	3,476
Total current liabilities	3,410	3,743
Operating lease liabilities	454	483
Other liabilities	162	214
Total liabilities	4,026	4,440
Commitments and contingencies (Note 7)
Redeemable non-controlling interests	7	11
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2023 and March 31, 2024, 375,987 and 381,270 Class A shares issued and outstanding as of December 31, 2023 and March 31, 2024, respectively; 200,000 Class B shares authorized as of December 31, 2023 and March 31, 2024, 27,241 and 27,242 Class B shares issued and outstanding as of December 31, 2023 and March 31, 2024, respectively; 2,000,000 Class C shares authorized as of December 31, 2023 and March 31, 2024, zero Class C shares issued and outstanding as of December 31, 2023 and March 31, 2024	—	—
Additional paid-in capital	11,887	12,177
Accumulated other comprehensive income (loss)	73	(1)
Accumulated deficit	(5,154)	(5,177)
Total stockholders’ equity	6,806	6,999
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$10,839	$11,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2024

Revenue	$2,035	$2,513
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,069	1,330
Sales and marketing	496	504
Research and development	231	279
General and administrative	285	319
Depreciation and amortization	123	142
Restructuring charges	2	—
Total costs and expenses	2,206	2,574
Loss from operations	(171)	(61)
Interest income, net	27	45
Other expense, net	(1)	(2)
Loss before income taxes	(145)	(18)
Provision for income taxes	17	7
Net loss including redeemable non-controlling interests	(162)	(25)
Less: net loss attributable to redeemable non-controlling interests	(1)	(2)
Net loss attributable to DoorDash, Inc. common stockholders	$(161)	$(23)
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(0.41)	$(0.06)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	390,397	405,482
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2024

Net loss including redeemable non-controlling interests	$(162)	$(25)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	42	(70)
Change in unrealized gains and losses on marketable securities	9	(4)
Total other comprehensive income (loss)	51	(74)
Comprehensive loss including redeemable non-controlling interests	(111)	(99)
Less: Comprehensive loss attributable to redeemable non-controlling interests	(1)	(2)
Comprehensive loss attributable to DoorDash, Inc. common stockholders	$(110)	$(97)
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

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2023	$7	403,228	$—	$11,887	$(5,154)	$73	$6,806
Issuance of common stock upon settlement of restricted stock units	—	3,710	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,574	—	1	—	—	1
Stock-based compensation	—	—	—	289	—	—	289
Recognition of redeemable non-controlling interest upon additional capital investment	6	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(74)	(74)
Net loss	(2)	—	—	—	(23)	—	(23)
Balances as of March 31, 2024	$11	408,512	$—	$12,177	$(5,177)	$(1)	$6,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2024
Cash flows from operating activities
Net loss including redeemable non-controlling interests	$(162)	$(25)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	123	142
Stock-based compensation	230	252
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	32	26
Other	4	14
Changes in assets and liabilities:
Funds held at payment processors	151	(41)
Accounts receivable, net	17	(18)
Prepaid expenses and other current assets	(75)	(22)
Other assets	(8)	(49)
Accounts payable	61	(12)
Accrued expenses and other current liabilities	51	306
Payments for operating lease liabilities	(32)	(27)
Other liabilities	5	7
Net cash provided by operating activities	397	553
Cash flows from investing activities
Purchases of property and equipment	(39)	(17)
Capitalized software and website development costs	(42)	(49)
Purchases of marketable securities	(434)	(529)
Maturities of marketable securities	504	528
Sales of marketable securities	2	4
Other investing activities	(1)	(9)
Net cash used in investing activities	(10)	(72)
Cash flows from financing activities
Proceeds from exercise of stock options	2	1
Repurchase of common stock	(392)	—
Other financing activities	—	6
Net cash provided by (used in) financing activities	(390)	7
Foreign currency effect on cash, cash equivalents, and restricted cash	1	(13)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(2)	475
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	2,188	2,772
Cash, cash equivalents, and restricted cash, end of period	$2,186	$3,247
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,833	$3,124
Restricted cash included in prepaid expenses and other current assets	75	111
Long-term restricted cash	278	12
Total cash, cash equivalents, and restricted cash	$2,186	$3,247
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$27	$16
Stock-based compensation included in capitalized software and website development costs	$35	$37
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
The Company operates a local commerce platform that connects merchants, consumers, and Dashers. The Company's primary offerings are the DoorDash Marketplace and the Wolt Marketplace (together, the "Marketplaces"), which together operate in over 30 countries across the globe. The Marketplaces provide a suite of services that enable merchants to establish an online presence, generate demand, seamlessly transact with consumers, and fulfill orders primarily through independent contractors who use the Company’s platform to deliver orders (“Dashers”). As part of the Marketplaces, the Company also offers Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Business, which provides merchants on the Company’s platform with large group orders and catering orders for businesses and events. The DoorDash Marketplace also includes DashPass and the Wolt Marketplace includes Wolt+. DashPass and Wolt+ are the Company’s membership products, which provide members with unlimited access to eligible merchants with zero delivery fees and reduced service fees on eligible orders.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and entities consolidated under the variable interest entity model, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. All intercompany balances and transactions have been eliminated in consolidation.
These unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. They should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of the results for a full year.
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

Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements Issued

In November 2023, the Financial Accounting Standards Board (“FASB") issued Accounting Standards Update No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements. ASU 2023-07 expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, the amendments require disclosure of the title and position of the Chief Operating Decision Maker ("CODM") and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. This ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company will apply the guidance starting with its consolidated financial statements included in the Annual Report on Form 10-K for the year ending December 31, 2024.
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
Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended March 31,
	2023	2024

United States	$1,846	$2,222
International	189	291
Total revenue	$2,035	$2,513
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the three months ended March 31, 2024 was as follows (in millions):

Three Months Ended March 31, 2024
Beginning balance	$308
Addition to contract liabilities	606
Reduction of contract liabilities(1)(2)	(622)
Ending balance	$292
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
(2) Included in the beginning balance of contract liabilities was $181 million associated with unearned prepayments received by the Company, of which $98 million was recognized as revenue during the three months ended March 31, 2024. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.

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

	Three Months Ended March 31,
	2023	2024

Beginning balance	$100	$137
Addition to deferred contract costs	17	18
Amortization of deferred contract costs	(10)	(14)
Ending balance	$107	$141
Deferred contract costs, current	$39	$54
Deferred contract costs, non-current	68	87
Total deferred contract costs	$107	$141
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Three Months Ended March 31,
	2023	2024

Beginning balance	$20	$17
Current-period provision for expected credit losses	—	3
Write-offs charged against the allowance	(3)	(1)
Ending balance	$17	$19
4. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the three months ended March 31, 2024 were as follows (in millions):

Total

Balance as of December 31, 2023	$2,432
Effects of foreign currency translation	(46)
Balance as of March 31, 2024	$2,386

Intangible assets, net consisted of the following as of December 31, 2023 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	4.3	$241	$(117)	$124
Merchant relationships	9.1	302	(56)	246
Courier relationships	—	12	(12)	—
Customer relationships	1.4	123	(69)	54
Trade name and trademarks	8.4	286	(51)	235
Balance as of December 31, 2023		$964	$(305)	$659
Intangible assets, net consisted of the following as of March 31, 2024 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	4.1	$236	$(123)	$113
Merchant relationships	8.9	295	(62)	233
Customer relationships	1.2	120	(77)	43
Trade name and trademarks	8.1	279	(57)	222
Assembled workforce in asset acquisition	3.0	10	—	10
Balance as of March 31, 2024		$940	$(319)	$621
Amortization expense associated with intangible assets was $33 million and $31 million for the three months ended March 31, 2023 and 2024, respectively.
The estimated future amortization expense of intangible assets as of March 31, 2024 is as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2024	$94
2025	101
2026	83
2027	79
2028	63
Thereafter	201
Total estimated future amortization expense	$621

5. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$1,349	$—	$—	$1,349
U.S. Treasury securities	—	35	—	35
Short-term marketable securities
Certificates of deposit	—	38	—	38
Commercial paper	—	216	—	216
Corporate bonds	—	289	—	289
U.S. government agency securities	—	162	—	162
U.S. Treasury securities	—	717	—	717
Long-term marketable securities
Corporate bonds	—	383	—	383
U.S. government agency securities	—	55	—	55
U.S. Treasury securities	—	145	—	145
Total	$1,349	$2,040	$—	$3,389

	March 31, 2024
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$1,914	$—	$—	$1,914
Commercial paper	—	6	—	6
Corporate bonds	—	3	—	3
U.S. Treasury securities	—	30	—	30
Short-term marketable securities
Certificates of deposit	—	46	—	46
Commercial paper	—	235	—	235
Corporate bonds	—	271	—	271
U.S. government agency securities	—	63	—	63
U.S. Treasury securities	—	751	—	751
Long-term marketable securities
Corporate bonds	—	450	—	450
U.S. government agency securities	—	56	—	56
U.S. Treasury securities	—	140	—	140
Total	$1,914	$2,051	$—	$3,965
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

In the three months ended March 31, 2023 and 2024, the Company did not record any upward or downward adjustments or impairments on its non-marketable equity securities.
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2023 and March 31, 2024, including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other expense, net in the condensed consolidated statements of operations during the period in which they were incurred (in millions):

	December 31, 2023	March 31, 2024
Initial cost basis	$450	$450
Upward adjustments	9	9
Downward adjustments (including impairment)	(413)	(413)
Total carrying value at the end of reporting period	$46	$46
6. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2023
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$1,349	$—	$—	$1,349
U.S. Treasury securities	35	—	—	35
Short-term marketable securities
Certificates of deposit	38	—	—	38
Commercial paper	216	—	—	216
Corporate bonds	290	—	(1)	289
U.S. government agency securities	162	—	—	162
U.S. Treasury securities	717	1	(1)	717
Long-term marketable securities
Corporate bonds	382	2	(1)	383
U.S. government agency securities	55	—	—	55
U.S. Treasury securities	144	1	—	145
Total	$3,388	$4	$(3)	$3,389

	March 31, 2024
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$1,914	$—	$—	$1,914
Commercial paper	6	—	—	6
Corporate bonds	3	—	—	3
U.S. Treasury securities	30	—	—	30
Short-term marketable securities
Certificates of deposit	46	—	—	46
Commercial paper	235	—	—	235
Corporate bonds	272	—	(1)	271
U.S. government agency securities	63	—	—	63
U.S. Treasury securities	752	—	(1)	751
Long-term marketable securities
Corporate bonds	451	1	(2)	450
U.S. government agency securities	56	—	—	56
U.S. Treasury securities	140	—	—	140
Total	$3,968	$1	$(4)	$3,965
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2023, and March 31, 2024.
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2023	March 31, 2024

Equipment for merchants	$167	$174
Computer equipment and software	77	82
Capitalized software and website development costs	953	1,041
Leasehold improvements	217	221
Office equipment	66	64
Construction in progress	40	35
Total	1,520	1,617
Less: Accumulated depreciation and amortization	(808)	(912)
Property and equipment, net	$712	$705
Depreciation expenses were $33 million and $32 million for the three months ended March 31, 2023 and 2024, respectively.
The Company capitalized $83 million and $88 million in capitalized software and website development costs during the three months ended March 31, 2023 and 2024, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $57 million and $79 million for the three months ended March 31, 2023 and 2024, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2023	March 31, 2024

Litigation reserves	$75	$120
Sales tax payable and accrued sales and indirect taxes	245	265
Accrued operations related expenses	331	399
Accrued advertising	112	111
Dasher and merchant payable	950	1,046
Insurance reserves	758	859
Contract liabilities	308	292
Other	347	384
Total	$3,126	$3,476
7. Commitments and Contingencies
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
The Company is currently the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay models, compliance with consumer protection laws, privacy, data security, tax issues, unemployment insurance, workers' compensation insurance, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, the Company has recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2024. The results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on the Company's business, financial condition, and results of operations.
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

The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications was recorded as of December 31, 2023 and March 31, 2024.
Insurance Collateral
The Company is required to maintain $465 million in collateral in connection with certain insurance policies, which can be held in a combination of cash, surety bonds, and letters of credit. As of March 31, 2024, the Company had $465 million of collateral outstanding in the form of surety bonds and letters of credit in connection with the insurance collateral requirement.
Revolving Credit Facility and Letters of Credit
In November 2019, the Company entered into a revolving credit and guaranty agreement which provided for a $300 million unsecured revolving credit facility maturing on November 19, 2024. In August 2020, the Company amended and restated the revolving credit and guaranty agreement to provide for $100 million of incremental revolving loan commitments, effective upon consummation of the Company's initial public offering, for total revolving commitments of $400 million. The amendment and restatement also extended the maturity date for the revolving credit facility from November 19, 2024 to August 7, 2025. As further amended on October 31, 2022, loans under the credit facility bear interest at the Company’s option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted SOFR rate for a one-month interest period plus 1.00%, or (ii) an adjusted SOFR rate (based on an interest period of one, three, or six months) plus a margin equal to 1.00%. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee of 0.10%. The credit agreement contains customary affirmative covenants, such as financial statement reporting requirements and restrictions on the use of proceeds, as well as customary negative covenants that restrict its ability and its subsidiaries’ ability to, among other things, incur additional indebtedness, incur liens, declare cash dividends or make certain other distributions, merge or consolidate with other companies or sell substantially all of its assets, make investments, loans and acquisitions, and engage in transactions with affiliates.
As of December 31, 2023 and March 31, 2024, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2023 and March 31, 2024, no revolving loans were outstanding under the credit facility.
In addition to the letters of credit maintained in connection with the insurance collateral requirement, the Company also maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2023 and March 31, 2024, the Company had $138 million and $141 million of issued letters of credit outstanding, respectively, of which $115 million and $118 million, respectively, were issued from the revolving credit and guaranty agreement.
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
8. Common Stock
Share Repurchase Program
In February 2024, the Company authorized the repurchase of Class A common stock, in an aggregate amount of up to $1.1 billion. During the three months ended March 31, 2024, the Company did not repurchase any shares of its Class A common stock under the share repurchase program.

Restricted Stock
The Company had granted restricted stock to certain continuing employees in connection with the acquisition of Wolt Enterprises Oy ("Wolt") on May 31, 2022. Vesting of this stock is dependent on the respective employee’s continued employment at the Company during the requisite service period, which is generally up to four years from the issuance date. The fair value of the restricted stock issued to employees that is subject to post-acquisition employment is recorded as compensation expense on a straight-line basis over the requisite service period.
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested restricted stock as of December 31, 2023	285
Granted	—	$—
Vested	(47)	$76.91
Forfeited	—	$—
Unvested restricted stock as of March 31, 2024	238
Stock Award Activities
A summary of stock option activity under the 2014 Equity Incentive Plan, 2020 Equity Incentive Plan, and 2022 Inducement Equity Incentive Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2023	9,022	$4.38	3.41	$853
Granted	—	$—
Exercised	(1,574)	$0.89		$180
Cancelled and forfeited	—	$—
Balance as of March 31, 2024	7,448	$5.12	3.60	$988
Exercisable as of March 31, 2024	7,181	$5.15	3.63	$952
Vested and expected to vest as of March 31, 2024	7,448	$5.12	3.60	$988
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the NASDAQ Global Select Market as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2023, and 2024 was $98 million and $180 million, respectively. There were no stock options granted during the three months ended March 31, 2023 and 2024.

The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested RSUs as of December 31, 2023	37,792		$3,645
Granted	1,108	$119.95
Vested	(5)	$74.04
Vested and settled	(3,705)	$77.91
Forfeited	(782)	$77.47
Unvested RSUs as of March 31, 2024	34,408		$4,757
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the NASDAQ Global Select Market as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the three months ended March 31, 2023 and 2024 was $58.28 and $119.95, respectively.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2023	2024

Cost of revenue, exclusive of depreciation and amortization	$24	$32
Sales and marketing	24	25
Research and development	98	113
General and administrative	84	82
Total stock-based compensation expense	$230	$252
As of March 31, 2024, there was $6 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of March 31, 2024, unrecognized stock-based compensation expense related to the CEO Performance Award was $52 million, which is expected to be recognized over a period of 1.07 years.
As of March 31, 2024, there was $1.8 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award. The Company expects to recognize this expense over the remaining weighted-average period of 2.29 years.
9. Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment to tax expense or benefit in the period. The primary difference between the effective tax rate and the federal statutory tax rate is due to the valuation allowance on the Company’s deferred tax assets in certain jurisdictions.

The Company recorded $17 million and $7 million of provision for income taxes for the three months ended March 31, 2023 and 2024, respectively. The provision for income taxes is primarily attributable to positive pre-tax book income in the United States resulting in federal and state income taxes.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of March 31, 2024, the Company maintains a full valuation allowance on its deferred tax assets except for certain foreign jurisdictions.
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
10. Net Loss per Share Attributable to DoorDash, Inc. Common Stockholders
The Company computes net loss per share attributable to DoorDash, Inc. common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net losses.
The following table sets forth the calculation of basic and diluted net loss per share attributable to DoorDash, Inc. common stockholders during the periods presented. RSUs that vested but have not been settled are included in the denominator in calculating net loss per share for the three months ended March 31, 2023 and 2024 (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended March 31,
	2023		2024
	Class A	Class B	Class A	Class B

Net loss including redeemable non-controlling interests	$(150)	$(12)	$(23)	$(2)
Less: Net loss attributable to redeemable non-controlling interests	(1)	—	(2)	—
Net loss attributable to DoorDash, Inc. common stockholders	$(149)	$(12)	$(21)	$(2)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	362,406	27,991	378,240	27,242
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(0.41)	$(0.41)	$(0.06)	$(0.06)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	As of March 31,
	2023	2024
Stock options to purchase common stock	14,297	7,448
Unvested restricted stock and restricted stock units	40,635	34,641
Escrow shares	2,012	72
Total	56,944	42,161
11. Subsequent Events
On April 26, 2024, the Company entered into an amendment agreement pursuant to which its existing revolving credit and guaranty agreement was amended and restated in its entirety to provide for an increase in the existing unsecured revolving loan facility from $400 million to an aggregate principal amount of up to $800 million, with an increase to the letter of credit sublimit from $200 million to $600 million. The amendment agreement also extended the maturity date for the revolving credit facility from August 7, 2025 to April 26, 2029. Loans under the credit facility continue to bear interest, at the Company’s option, at a per annum rate equal to the base rate plus a spread of 0% or an adjusted term SOFR rate (based on one, three or six-month interest periods) plus a spread of 1%. The Company is obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee and an unused commitment fee of 0.10%. As amended and restated, the credit agreement contains customary affirmative and negative covenants and the Company must maintain compliance with a maximum senior net leverage ratio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that are based on current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
DoorDash, Inc. is incorporated in Delaware with headquarters in San Francisco, California. We provide a local commerce platform that enables local businesses to address consumers’ expectations of ease and immediacy and thrive in today’s convenience economy.
We operate a local commerce platform that connects merchants, consumers, and Dashers. Our primary offerings are the DoorDash Marketplace and the Wolt Marketplace (our "Marketplaces"), which together operate in over 30 countries across the globe. Our Marketplaces provide a suite of services that enable merchants to establish an online presence, generate demand, seamlessly transact with consumers, and fulfill orders primarily through independent contractors who use our platform to deliver orders ("Dashers"). Dashers that use our DoorDash Marketplace and Wolt Marketplace are referred to as "DoorDash Dashers" and "Wolt courier partners," respectively, in this Quarterly Report on Form 10-Q. As part of our Marketplaces, we also offer Pickup, which allows consumers to place advance orders, skip lines, and pick up their orders conveniently with no consumer fees, as well as DoorDash for Business, which provides merchants on our platform with large group orders and catering orders for businesses and events. The DoorDash Marketplace also includes DashPass and the Wolt Marketplace includes Wolt+. DashPass and Wolt+ are our membership products, which provide members with unlimited access to eligible merchants with zero delivery fees and reduced service fees on eligible orders.
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

Financial and Operational Highlights
We use the following financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended March 31,
(in millions, except percentages)	2023	2024

Total Orders	512	620
Total Orders Y/Y growth	27%	21%
Marketplace GOV	$15,913	$19,239
Marketplace GOV Y/Y growth	29%	21%
Revenue	$2,035	$2,513
Revenue Y/Y growth	40%	23%
Net Revenue Margin	12.8%	13.1%
GAAP gross profit	$921	$1,129
GAAP gross profit as a % of Marketplace GOV	5.8%	5.9%
Contribution Profit(1)	$533	$751
Contribution Profit as a % of Marketplace GOV	3.3%	3.9%
GAAP net loss including redeemable non-controlling interests	$(162)	$(25)
GAAP net loss including redeemable non-controlling interests as a % of Marketplace GOV	(1.0)%	(0.1)%
Adjusted EBITDA(1)	$204	$371
Adjusted EBITDA as a % of Marketplace GOV	1.3%	1.9%
Basic shares, options and RSUs outstanding as of period end	444	450
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
In the first quarter of 2024, Total Orders increased to 620 million, or 21% growth compared to the same quarter of 2023. The increase in Total Orders was driven primarily by growth in consumers and increased consumer engagement.
Marketplace GOV. We define Marketplace GOV as the total dollar value of orders completed on our Marketplaces, including taxes, tips1, and any applicable consumer fees, including membership fees related to DashPass and Wolt+. Marketplace orders include orders completed through Pickup and DoorDash for Business. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants, for orders fulfilled through Drive, Storefront, or Bbot.
In the first quarter of 2024, Marketplace GOV increased to $19.2 billion, or 21% growth compared to the same quarter of 2023, driven primarily by growth in Total Orders.
Net Revenue Margin. We define Net Revenue Margin as revenue expressed as a percentage of Marketplace GOV.
In the first quarter of 2024, Net Revenue Margin increased to 13.1% from 12.8% in the same quarter of 2023, primarily due to increasing contribution from advertising revenue.
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
1 Dashers receive 100% of tips

We use Contribution Profit to evaluate our operating performance and trends. We believe that Contribution Profit is a useful indicator of the economic impact of orders fulfilled through DoorDash as it takes into account the direct expenses associated with generating and fulfilling orders.
In the first quarter of 2024, Contribution Profit increased to $751 million, compared to $533 million in the same quarter of 2023, driven primarily by growth in revenue, partially offset by an increase in cost of revenue.
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
In the first quarter of 2024, Adjusted EBITDA increased to $371 million from $204 million in the same quarter of 2023, driven primarily by growth in Contribution Profit, partially offset by increases in adjusted research and development expenses and adjusted general and administrative expenses.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
In the first quarter of 2024, Free Cash Flow increased to $487 million, compared to Free Cash Flow of $316 million in the same quarter of 2023, driven primarily by an increase in net cash provided by operating activities.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
(in millions)	2023	2024

Revenue	$2,035	$2,513
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,069	1,330
Sales and marketing	496	504
Research and development	231	279
General and administrative	285	319
Depreciation and amortization(2)	123	142
Restructuring charges	2	—
Total costs and expenses	2,206	2,574
Loss from operations	(171)	(61)
Interest income, net	27	45
Other expense, net	(1)	(2)
Loss before income taxes	(145)	(18)
Provision for income taxes	17	7
Net loss including redeemable non-controlling interests	(162)	(25)
Less: net loss attributable to redeemable non-controlling interests	(1)	(2)
Net loss attributable to DoorDash, Inc. common stockholders	$(161)	$(23)
(1)Costs and expenses included stock-based compensation expense as follows:

	Three Months Ended March 31,
(in millions)	2023	2024

Cost of revenue, exclusive of depreciation and amortization	$24	$32
Sales and marketing	24	25
Research and development	98	113
General and administrative	84	82
Total stock-based compensation expense	$230	$252
(2)Depreciation and amortization related to the following:

	Three Months Ended March 31,
(in millions)	2023	2024

Cost of revenue	$45	$54
Sales and marketing	33	30
Research and development	42	53
General and administrative	3	5
Total depreciation and amortization	$123	$142

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2023	2024
Revenue	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	53%	53%
Sales and marketing	24%	20%
Research and development	11%	11%
General and administrative	14%	13%
Depreciation and amortization	6%	6%
Restructuring charges	—%	—%
Total costs and expenses	108%	103%
Loss from operations	(8)%	(3)%
Interest income, net	1%	2%
Other expense, net	—%	—%
Loss before income taxes	(7)%	(1)%
Provision for income taxes	1%	—%
Net loss including redeemable non-controlling interests	(8)%	(1)%
Less: net loss attributable to redeemable non-controlling interests	—%	—%
Net loss attributable to DoorDash, Inc. common stockholders	(8)%	(1)%
Comparison of the Three Months Ended March 31, 2023 and 2024
Revenue
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

	Three Months Ended March 31,
(in millions, except percentages)	2023	2024	% Change

Revenue	$2,035	$2,513	23%
Revenue increased by $478 million, or 23%, during the first quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by a 21% increase in Marketplace GOV. During the first quarter of 2024, revenue grew at a faster rate than Marketplace GOV during the same period primarily due to an increasing contribution from advertising revenue.
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

	Three Months Ended March 31,
(in millions, except percentages)	2023	2024	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,069	$1,330	24%
Cost of revenue, exclusive of depreciation and amortization, increased by $261 million, or 24%, for the first quarter of 2024, compared to the same quarter of 2023. The increase was primarily attributable to an increase of $237 million in order management costs, driven primarily by growth in Total Orders. Order management costs also increased due to an increase in insurance reserves and costs associated with our first-party distribution business.
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

	Three Months Ended March 31,
(in millions, except percentages)	2023	2024	% Change

Sales and marketing	$496	$504	2%
Sales and marketing expenses increased by $8 million, or 2%, for the first quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase of $17 million in personnel-related compensation expenses, partially offset by a decrease of $10 million in advertising expenses.
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Three Months Ended March 31,
(in millions, except percentages)	2023	2024	% Change

Research and development	$231	$279	21%
Research and development expenses increased by $48 million, or 21%, for the first quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase of $48 million in personnel-related compensation expenses and allocated overhead, partially offset by an increase in capitalized software and website development costs of $7 million.
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

	Three Months Ended March 31,
(in millions, except percentages)	2023	2024	% Change

General and administrative	$285	$319	12%

General and administrative expenses increased by $34 million, or 12%, for the first quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase of $16 million in legal, tax, and regulatory expenses, an increase of $8 million in bad debt expense and chargebacks associated with fraudulent credit card transactions, and an increase of $5 million in personnel-related compensation expenses and allocated overhead.
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

	Three Months Ended March 31,
(in millions, except percentages)	2023	2024	% Change

Depreciation and amortization	$123	$142	15%
Depreciation and amortization expenses increased by $19 million, or 15%, for the first quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase of $22 million in amortization expense related to increased capitalized software and website development costs.
Restructuring Charges
Restructuring charges primarily consist of separation-related payments and other termination benefit costs associated with restructuring activities.

	Three Months Ended March 31,
(in millions, except percentages)	2023	2024	% Change

Restructuring charges	$2	$—	*
*Percentage not meaningful
Restructuring charges were not material in the periods presented.
Interest Income, Net
Interest income, net primarily consists of interest earned on our cash, cash equivalents, and marketable securities, net of interest costs.

	Three Months Ended March 31,
(in millions, except percentages)	2023	2024	% Change

Interest income, net	$27	$45	67%
Interest income, net increased by $18 million for the first quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase in average interest rates during 2023, resulting in higher interest income earned on marketable securities in the first quarter of 2024.
Other Expense, Net
Other expense, net primarily consists of gains and losses from transactions denominated in a currency other than the functional currency.

	Three Months Ended March 31,
(in millions, except percentages)	2023	2024	% Change

Other expense, net	$(1)	$(2)	*
*Percentage not meaningful
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

We have a valuation allowance for our net deferred tax assets in the United States and Finland. We expect to maintain these valuation allowances until it becomes more-likely-than-not that the benefit of our deferred tax assets will be realized by way of expected future taxable income in the United States and Finland.

	Three Months Ended March 31,
(in millions, except percentages)	2023	2024	% Change

Provision for income taxes	$17	$7	*
*Percentage not meaningful
The provision for income taxes for the first quarter of 2024 decreased by $10 million, compared to the same quarter of 2023. The decrease was primarily attributable to full-year forecast variability as of the end of the first quarter. The provision for income taxes is primarily attributable to positive pre-tax book income in the United States resulting in federal and state income taxes.
For additional information, see Note 9 - "Income Taxes" included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.
Non-GAAP Financial Measures
We use adjusted cost of revenue, adjusted sales and marketing expense, adjusted research and development expense, adjusted general and administrative expense, Contribution Profit, Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow in conjunction with GAAP measures as part of our overall assessment of our performance, including the preparation of our annual operating budget and quarterly forecasts, to evaluate the effectiveness of our business strategies and to communicate with our board of directors concerning our business and financial performance. We believe that these non-GAAP financial measures provide useful information to investors about our business and financial performance, enhance their overall understanding of our past performance and future prospects, and allow for greater transparency with respect to metrics used by our management in their financial and operational decision making. We are presenting these non-GAAP financial measures to assist investors in seeing our business and financial performance through the eyes of management, and because we believe that these non-GAAP financial measures provide an additional tool for investors to use in comparing results of operations of our business over multiple periods and with other companies in our industry.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended March 31,
(in millions)	2023	2024

Cost of revenue, exclusive of depreciation and amortization	$1,069	$1,330
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(24)	(33)
Allocated overhead	(9)	(8)
Adjusted cost of revenue	$1,036	$1,289
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
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended March 31,
(in millions)	2023	2024

Sales and marketing	$496	$504
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(24)	(25)
Allocated overhead	(6)	(6)
Adjusted sales and marketing	$466	$473
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

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended March 31,
(in millions)	2023	2024

Research and development	$231	$279
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(98)	(114)
Allocated overhead	(4)	(5)
Adjusted research and development	$129	$160
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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended March 31,
(in millions)	2023	2024

General and administrative	$285	$319
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(84)	(83)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(19)	(35)
Transaction-related costs	(1)	—
Allocated overhead from cost of revenue, sales and marketing, and research and development	19	19
Adjusted general and administrative	$200	$220
(1)We exclude certain costs and expenses from our calculation of adjusted general and administrative expense because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, as well as a settlement entered into in connection with an initiative to serve underrepresented communities, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, (iii) expenses related to supporting various policy matters, including those related to worker classification, other labor law matters, and price controls, and (iv) donations as part of our relief efforts in connection with the COVID-19 pandemic. We believe it is appropriate to exclude the foregoing matters from our calculation of adjusted general and administrative expense because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
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
Gross profit is the most directly comparable financial measure to Contribution Profit. The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended March 31,
(in millions, except percentages)	2023	2024

Revenue	$2,035	$2,513
Less: Cost of revenue, exclusive of depreciation and amortization	(1,069)	(1,330)
Less: Depreciation and amortization related to cost of revenue	(45)	(54)
Gross profit	$921	$1,129
Gross Margin	45.3%	44.9%
Less: Sales and marketing	$(496)	$(504)
Add: Depreciation and amortization related to cost of revenue	45	54
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	48	58
Add: Allocated overhead included in cost of revenue and sales and marketing	15	14
Contribution Profit	$533	$751
Contribution Margin	26.2%	29.9%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended March 31,
(in millions, except percentages)	2023	2024

Gross profit	$921	$1,129
Add: Depreciation and amortization related to cost of revenue	45	54
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	24	33
Add: Allocated overhead included in cost of revenue	9	8
Adjusted Gross Profit	$999	$1,224
Adjusted Gross Margin	49.1%	48.7%
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
The following table provides a reconciliation of net loss including redeemable non-controlling interests to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2023	2024

Net loss including redeemable non-controlling interests	$(162)	$(25)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	19	35
Transaction-related costs	1	—
Restructuring charges	2	—
Provision for income taxes	17	7
Interest income, net	(27)	(45)
Other expense, net	1	2
Stock-based compensation expense and certain payroll tax expense	230	255
Depreciation and amortization expense	123	142
Adjusted EBITDA	$204	$371
(1)We exclude certain costs and expenses from our calculation of Adjusted EBITDA because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, as well as a settlement entered into in connection with an initiative to serve underrepresented communities, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, (iii) expenses related to supporting various policy matters, including those related to worker classification, other labor law matters, and price controls, and (iv) donations as part of our relief efforts in connection with the COVID-19 pandemic. We believe it is appropriate to exclude the foregoing matters from our calculation of Adjusted EBITDA because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
Free Cash Flow
We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three Months Ended March 31,
(in millions)	2023	2024

Net cash provided by operating activities	$397	$553
Purchases of property and equipment	(39)	(17)
Capitalized software and website development costs	(42)	(49)
Free Cash Flow	$316	$487
Credit Facilities
On November 19, 2019, we entered into a revolving credit and guaranty agreement with JPMorgan Chase Bank, N.A., an affiliate of J.P. Morgan Securities LLC, and Goldman Sachs Lending Partners LLC, an affiliate of Goldman Sachs & Co. LLC, which, as amended and restated on August 7, 2020, and further amended on October 31, 2022, provides for a $300 million unsecured revolving credit facility maturing on August 7, 2025, which increased to $400 million in aggregate revolving commitments upon the consummation of our initial public offering, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $200 million. Loans under the credit facility bear interest, at our option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted SOFR rate for a one-month interest period plus 1.00%, or (ii) an adjusted SOFR rate (based on an interest period of one, three, or six months) plus a margin equal to 1.00%. We are also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee. As of March 31, 2024, we were in compliance with the covenants under the revolving credit and guaranty agreement. As of December 31, 2023 and March 31, 2024, no revolving loans were outstanding and $115 million and $118 million of letters of credit were issued under our revolving credit facility, respectively.
On April 26, 2024, the Company entered into an amendment agreement pursuant to which its existing revolving credit and guaranty agreement was amended and restated in its entirety. For additional information, see Note 11 - "Subsequent Events" included in Part I, Item 1, "Financial Statements" of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
As of March 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $5.1 billion, which consisted of cash and cash equivalents of $3.1 billion, short-term marketable securities of $1.4 billion, and long-term marketable securities of $646 million. Additionally, funds held at payment processors of $394 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks, as well as institutional money market funds, commercial paper, corporate bonds and U.S. Treasury securities. Marketable securities consisted of certificates of deposit, commercial paper, corporate bonds, U.S. government agency securities, and U.S. Treasury securities.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $5.2 billion as of March 31, 2024. We have historically funded our operations from cash from operations as well as the issuance of equity securities, including in our initial public offering in December 2020. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the available borrowings under our revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
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
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in millions)	2023	2024

Net cash provided by operating activities	$397	$553
Net cash used in investing activities	(10)	(72)
Net cash provided by (used in) financing activities	(390)	7
Foreign currency effect on cash, cash equivalents, and restricted cash	1	(13)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(2)	$475
Operating Activities
Cash provided by operating activities was $553 million for the first quarter of 2024. This consisted of a net loss including redeemable non-controlling interests of $25 million, offset by non-cash stock-based compensation expense of $252 million, non-cash depreciation and amortization expense of $142 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $26 million, and other net non-cash expenses of $14 million, as well as $144 million net inflows from changes in operating assets and liabilities primarily driven by an increase in accrued liabilities and other current liabilities.
Cash provided by operating activities was $397 million for the first quarter of 2023. This consisted of a net loss, including redeemable non-controlling interests, of $162 million, offset by non-cash stock-based compensation expense of $230 million, non-cash depreciation and amortization expense of $123 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $32 million, and other net non-cash expenses of $4 million, as well as $170 million net inflows from changes in operating assets and liabilities primarily driven by a decrease in our funds held at payment processors.
Investing Activities
Cash used in investing activities was $72 million for the first quarter of 2024, which primarily consisted of purchases of marketable securities of $529 million, purchases of property and equipment of $17 million, and cash outflows for capitalized software and website development costs of $49 million, partially offset by proceeds from maturities and sales of marketable securities of $532 million.
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
Financing Activities
Cash provided by financing activities was $7 million for the first quarter of 2024, which consisted of proceeds from exercise of stock options of $1 million and other financing activities of $6 million.
Cash used in financing activities was $390 million for the first quarter of 2023, which consisted of repurchases of Class A common stock of $392 million, partially offset by the proceeds from exercise of stock options of $2 million.
Critical Accounting Estimates
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
There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Based on our investment portfolio balance as of March 31, 2024, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.

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

The aggregate carrying value of our non-marketable equity investments was $46 million as of March 31, 2024. Adjustments or impairments are recorded in other expense, net on the condensed consolidated statements of operations and establish a new carrying value for the investment.

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
We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three months ended March 31, 2024. Based on our foreign currency exposures from monetary assets and liabilities as of March 31, 2024, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States and foreign jurisdictions. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed AB 5, which was signed into law in September 2019 and became effective in January 2020. AB 5 codified the standard in the California Supreme Court's 2018 ruling in Dynamex Operations West, Inc. v Superior Court ("Dynamex") regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for Proposition 22 to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, in February 2021, petitioners consisting of a number of individuals and labor groups filed a writ of mandate petitioning the Alameda County Superior Court to compel the State of California not to enforce any provisions of Proposition 22 as unconstitutional. In August 2021, after a merits hearing, the Alameda County Superior Court issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition, and individual sponsors of Proposition 22 filed appeals in the California First District Court of Appeal. In March 2023, the Court of Appeal overturned the Alameda County Superior Court's ruling and upheld nearly all of Proposition 22 as state law. In April 2023, petitioners consisting of a number of individuals and labor groups filed a petition for review in the Supreme Court of California, which was granted in June 2023.
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
Regulatory and administrative investigations, audits, demands, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models, compliance with consumer protection laws, privacy, data security, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, we have recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2024. We are currently the subject of government investigations, audits, demands, and inquiries in other jurisdictions as well, and we may in the future settle, or record accruals with respect to, such matters. Further, the results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
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

Item 1A. Risk Factors
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
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
•If we are unable to make acquisitions and investments, or successfully integrate acquisitions into our business, our business, financial condition, and results of operations could be adversely affected;
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
We launched operations in 2013 and we have since frequently expanded our platform features and services, expanded into new categories, changed our pricing methodologies, and entered new geographies. This limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include our ability to:
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
We have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to achieve, maintain, or increase profitability in the future. We incurred a net loss of $161 million and $23 million in the three months ended March 31, 2023 and 2024, respectively, and as of March 31, 2024, we had an accumulated deficit of $5.2 billion. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, expanding into new markets and categories, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving, maintaining, or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increased expenses in future periods. As of March 31, 2024, we had $1.8 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. We may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the initial settlement of certain of our RSUs.
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
In particular, our revenue growth rate has fluctuated in prior periods, and it may continue to fluctuate over the short term and decline in the long term as the size of our business grows and as we achieve greater market adoption. We may also experience a declining revenue growth rate as a result of slowing demand for our platform, insufficient growth in the number of merchants, consumers, and Dashers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to capitalize on growth opportunities, or increasing regulatory costs. We also expect to continue to make investments in the development and expansion of our business, which may not result in sufficient revenue or growth to offset the cost of such investments. If our revenue growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations would be adversely affected.
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. In particular, local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. Globally, we compete with other local on-demand delivery companies, such as Uber Eats, Just Eat Takeaway (including Grubhub, which it acquired in 2021), and Delivery Hero, merchants that have their own online ordering platforms, online ordering systems, merchants that own and operate their own delivery fleets, grocers and grocery delivery services, convenience stores and convenience store delivery services, and companies that provide point of sale solutions and merchant delivery services. As we continue to expand to verticals beyond food, we may compete with additional businesses with substantial resources, users, and market and brand power, including large e-commerce companies, large retailers, and large grocery store chains. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers as well as advertising that merchants place in local publications to attract consumers. Further, as we continue to expand our presence internationally, we also face competition from local incumbents in these markets.
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

Many of our competitors are well capitalized and may offer discounted services, lower merchant commission rates and consumer fees, greater incentives for independent contractors who provide delivery services, consumer discounts and promotions, innovative platforms and offerings, and alternative pay models, any of which may be more attractive than those that we offer. Such competitive pressures may lead us to change our commission rates and fees or change our incentives, discounts, and promotions to remain competitive. Such efforts have negatively affected, and will continue to negatively affect, our financial performance, and there is no guarantee that such efforts will be successful. Further, the markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to continue to lower their prices and fees, or increase the incentives, discounts, and promotions they offer, and compete more effectively against us. Local on-demand delivery services for food and the other verticals in which we compete are nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to achieve, maintain, or increase profitability. Further, merchants could determine that it is more cost-effective to develop their own platforms to offer online pickup and delivery rather than use our platform.
It is relatively easy to switch between offerings in our industry. Consumers have a propensity to shift based on cost, quality, and selection and could use more than one local commerce platform; independent contractors who provide delivery services could use multiple platforms concurrently as they attempt to maximize earnings; and merchants could prefer to use the local commerce platform that offers the lowest commission rates and adopt more than one platform to maximize their volume of orders. As we and our competitors introduce new offerings and as existing offerings evolve, we expect to become subject to additional competition. Our competitors may adopt certain of our platform features or may adopt innovations that merchants, consumers, or Dashers value more highly than ours, which would make our platform less attractive and more difficult to differentiate.
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
In addition, if merchants on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, or if our relationships with merchants on our platform deteriorate, we may not be able to provide consumers with sufficient merchant selection. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants. Similarly, if we are unsuccessful in attracting and retaining popular merchants, if merchants enter into exclusive arrangements with our competitors, if we fail to negotiate satisfactory terms with merchants, or if we ineffectively manage our relationships with merchants, our business, financial condition, and results of operations could be adversely affected. Our agreements with partner merchants generally remain in effect until terminated by partner merchants or us. Partner merchants may generally terminate their agreements with us by providing us at least 7 or 30 days advance notice and such agreements do not generally provide for any exclusivity. In the event that our partner merchants terminate their agreements with us, the merchant selection available on our local commerce platform could be adversely affected. Changes to our business and to our relationships with some of our constituencies may also impact our ability to attract and retain other constituencies. For example, the increased growth of our membership products, DashPass and Wolt+, and how compelling these offerings are to consumers, depends on our ability to sign up eligible merchants to our membership products. Additionally, many of our consumers initially access our platform to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our platform and offerings to such consumers, thereby encouraging them to access our platform regularly or become a paid user of our membership products, through prompts and notifications and time-limited trials of our membership product and other offerings. However, these consumers may never convert to a paid membership of our membership products or access our platform after they take advantage of our promotions. If we are not able to expand our consumer base, convert our consumers to regular paying consumers, or increase the spending of our current consumer base on our platform, demand for our full-price or paid services, including DashPass and Wolt+, and our revenue may grow slower than expected or decline.
If we fail to cost-effectively attract and retain Dashers or to increase the use of our platform by existing Dashers, our business, financial condition, and results of operations could be adversely affected.
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures and to increase the use of our platform by existing Dashers. Dashers have the ability to decline orders or stop using our platform entirely at any time and we do not have any exclusivity provisions with Dashers. Accordingly, if we do not continue to provide Dashers with flexibility on our platform and compelling opportunities to earn income, we may fail to attract new Dashers or retain existing Dashers or increase their use of our platform, or we may experience complaints, negative publicity, or work stoppages that could adversely affect our users and our business. Relatedly, if merchants and consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. To attract and retain Dashers, we have, among other things, invested in making the use of our Dasher applications, and dashing, as frictionless as possible, created new ways for Dashers to earn and get paid, offered monetary incentives and perquisites, including credits to be used for orders on our platform, provided assistance using the Dasher applications, and offered access to programs that provide cashback rewards on certain purchases, including gasoline. We also frequently test Dasher incentives with subsets of existing Dashers and potential Dashers, and these incentives could fail to attract and retain Dashers or fail to increase the use of our platform by existing Dashers or could have unintended adverse consequences, including negative press, adverse reactions from existing and potential Dashers, and harm to our brand and reputation in both the United States and other geographies. Changes in certain laws and regulations, including immigration and labor and employment laws, or laws that require us to make changes to our platform that decrease the flexibility provided to Dashers in certain markets, may result in a decrease in the pool of Dashers, which may result in increased competition for Dashers or higher costs of recruitment and engagement. Other factors outside of our control, such as increases in the price of gasoline, vehicles, or insurance, may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. If we fail to attract Dashers, retain existing Dashers on favorable terms, or maintain or increase the use of our platform by existing Dashers, we may not be able to meet the demands of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.
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
•our ability to successfully integrate acquired technologies and businesses;
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
•changes in governmental or other regulations affecting our business, including regulations regarding the classification of Dashers that utilize our platform, regulations governing the rates that we pay Dashers that utilize our platform and other conditions of their work, and regulations impacting the commission rates we charge to merchants;
•interruptions in service and any related impact on our business, reputation, or brand;
•the effects of natural or human-made catastrophic events;
•the effects of outbreaks of contagious disease and the response of governments and private industry;
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
If we are unable to make acquisitions and investments, or successfully integrate acquisitions into our business, our business, financial condition, and results of operations could be adversely affected.
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
•difficulties integrating the technologies and operations, including compensation structures, existing contracts, and personnel of an acquired business;
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
•as a result of an acquisition, third parties we or an acquired business works with may delay or defer certain business decisions, seek to terminate, change, or renegotiate their relationships with us or the acquired business, or consider working with a competitor instead; and
•adverse market reaction to an acquisition, particularly if we are unable to achieve any expected benefits in our results of operation, or if the anticipated benefits are not realized as rapidly or to the extent anticipated or if the transaction costs are greater than expected.
In particular, the integration of Wolt, which we acquired on May 31, 2022, into our business poses heightened risks, including write-offs or restructuring charges, unanticipated costs, and regulatory and compliance risks associated with operating in a number of new jurisdictions, and operational difficulties. The acquisition of Wolt also subjects us to liabilities that may exist at Wolt or may arise in connection with the acquisition, some of which may be unknown. Although we and our advisers conducted due diligence on the operations of Wolt, there can be no guarantee that we are aware of all liabilities of Wolt. These liabilities, and any additional risks and uncertainties related to the acquisition not currently known to us or that we may currently deem immaterial or unlikely to occur, could adversely affect our business, financial condition, and results of operations, including our profitability.
We have made and may continue to make strategic investments as part of our business strategy. Strategic investments inherently involve less control over business operations of the investee, thereby potentially increasing the financial, legal, operational, regulatory, or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Business decisions or other actions or omissions of the partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to sell or transfer, or realize value from our investments may be limited by applicable securities laws and regulations. Entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. We can provide no assurance that our strategic investments will generate returns for our business, or that we will not lose our initial investment in whole or in part. For example, during the quarters ended December 31, 2022 and December 31, 2023, we recorded impairments of $312 million and $101 million, respectively, associated with non-marketable equity securities that we acquired in connection with strategic investments.
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
We have significant international operations, and we expect to continue to make significant investments in non-U.S. markets as part of our growth strategy. We currently operate in over 30 countries across the globe. Our operations outside of the United States require significant operating expenses and management attention in order to oversee operations over broad geographic areas with varying regulations, cultural norms, and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. Our international operations and our plans for investment in non-U.S. markets subject us to a number of risks and we may not be successful in our international operations for a variety of reasons, including:
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
•public health concerns or emergencies, which have occurred, and which may occur, in various parts of the world in which we operate or may operate in the future; and
•limitations and differences in available instruments to invest our funds, including the risk profile associated with such investments, and limitations on our ability to repatriate funds.
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
Demand for our platform is highly sensitive to a range of factors, including the price of the goods delivered, the amount of compensation and gratuities required to attract and retain Dashers, incentives paid to Dashers, and the fees and commissions we charge merchants and consumers. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. For example, many jurisdictions in which we operate have introduced price control measures on local commerce platforms and established minimum earnings standards for certain delivery workers, including Dashers, and we expect other such measures may be enacted in the future. These price control measures, minimum earnings standards, and similar regulations have caused, and may in the future cause, us to increase the fees we charge to consumers. Our risks related to these regulations are described in more detail under the section titled “—Our business is subject to a variety of laws and regulations globally, including those related to worker classification, Dasher pay and conditions of work, merchant pricing and commissions, and consumer fees and taxes, many of which are unsettled and still developing, and any of which could subject us to legal claims, increased costs, operational burdens, or otherwise adversely affect our business, financial condition, or results of operations.”
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
Our pay models for Dashers have previously led, and may continue to lead, to negative publicity, lawsuits, arbitration demands, and government inquiries. For example, under a former pay model for Dashers in the United States, we would increase the amount paid to Dashers on a delivery in cases when a consumer left little or no tip. Although this additional pay was intended to help Dashers by making every delivery economically worthwhile, it also had the effect of causing some people to be under the misimpression that not all tips were being received by Dashers. Government authorities have brought claims against us related to our former DoorDash Dasher pay model and may bring similar claims in the future.
We have also launched, and may in the future launch, changes to the rates and fee structures for Dashers that utilize our platform, which may not ultimately be successful in attracting and retaining Dashers and may result in negative publicity or damage our reputation. Changes to our pay models have resulted in, and in the future may result in, negative publicity related to perceptions of its complexity, inconsistency in earnings for Dashers, and lack of flexibility in the ways consumers can leave tips, any of which may negatively impact our ability to attract and retain merchants, consumers, and Dashers. For example, we increased the amount we pay to DoorDash Dashers per order when we changed our pay model in September 2019, but this also caused less consistency in earnings across deliveries in some cases. In addition, in June 2023, we announced an option for Dashers in select cities to earn a guaranteed hourly rate while delivering. In the future, based on a variety of factors, including legal and regulatory changes and expansion into new categories and geographies, we may change our Dasher pay models again. In particular, new or amended laws and regulations have required, and could in the future require, us to make changes to our Dasher pay models, or make other changes to our platform, that decrease the flexibility provided to Dashers in certain markets, which may also impact our ability to cost-effectively attract or retain Dashers. Our current Dasher pay models, any changes made in response to new laws and regulations, and any future changes to our pay models or our ability to cost-effectively attract and retain Dashers, could result in an increase to the fees we charge to consumers, which in turn could affect our ability to attract and retain consumers, and could adversely affect our business, financial condition, and results of operations.

Further, while we maintain that Dashers that utilize our platform remain independent contractors, there is a risk that Dashers may be reclassified as employees under U.S. federal or state law or the laws of other jurisdictions in which we operate. As discussed further elsewhere in this Quarterly Report on Form 10-Q, we have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification in the United States, including an action brought by the San Francisco District Attorney in June 2020. Certain risks related to reclassification of Dashers that use our platform are described in more detail under the section titled “—If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, our business, financial condition, and results of operations would be adversely affected.” A reclassification of Dashers as employees could require us to revise our pricing methodologies and Dasher pay models to account for such a change to Dasher classification, and to make other substantive internal adjustments to account for any transition of a subset of Dashers to employment positions, which would have an adverse effect on our business, financial condition, and results of operations.
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
•a pandemic or an outbreak of disease, in which constituencies of our network become infected;
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
Although we have taken measures to monitor and protect our systems and the data in our possession, these measures have not fully protected our systems in the past and cannot guarantee security in the future. Our IT and infrastructure may be vulnerable to viruses, social engineering, denial-of-service, credential stuffing, ransomware and other malware, insecure third-party libraries, application or network vulnerabilities, reliance on third-party vendors for patches, unauthorized configurations, employee error and malfeasance, and other sources of disruption, and, as a result, unauthorized parties may be able to access our systems and data, including personal data and other sensitive and proprietary data, through our systems. Although we have policies and technical controls restricting the access to and sharing of the data we store, as well as requiring encryption of data where appropriate, these policies and controls may not be effective in all cases. Any actual or perceived breach or similar incident could interrupt our operations, harm our reputation, brand, and competitive position, result in our platform being unavailable, loss or improper access to, or unavailability of, data, fraudulent transfer of funds, regulatory investigations, proceedings, and significant legal, regulatory, and financial exposure. Any such incidents or any perception that our security measures are inadequate could lead to loss of merchant, consumer, or Dasher confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Further, any cyberattacks or actual or perceived breaches or other incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us.
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
The on-demand local commerce category has grown rapidly since we launched our platform in 2013, but it is still relatively new, and it is uncertain to what extent market acceptance will continue to grow, if at all. The markets for certain services we facilitate, in particular convenience, grocery, advertising, and certain other categories, may be in even earlier stages of development than our restaurant category, and it is uncertain whether demand for these services will continue to grow and achieve widespread market acceptance, if at all. In addition, through our acquisition of Wolt, we have entered many geographies where the development of the on-demand local commerce category may be at different stages of market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt on-demand local commerce platforms. Changing traditional ordering habits is difficult, and if merchants and consumers do not embrace the transition to on-demand local commerce platforms as we expect, including as a result of concerns regarding safety, affordability, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms or otherwise, or instead adopt alternative solutions that may arise, then the market for our platform may not further develop or may develop slower than we expect, either of which could adversely affect our business, financial condition, and results of operations.
We are committed to the long-term success of our business, including by expanding our platform and enhancing the DoorDash experience, which may not maximize short-term financial results and may yield results that conflict with the market’s expectations, which could result in our stock price being adversely affected.
We are committed to the long-term success of our business, including by expanding our platform and enhancing the DoorDash experience, which we believe will ultimately drive long-term shareholder value. However, expanding our platform and continually enhancing the DoorDash experience requires steady and significant investments, which may not necessarily maximize short-term financial results. We frequently make business decisions that may negatively impact our short-term financial results when we believe that the decisions are consistent with our goals to improve the DoorDash experience, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our growth, business, financial condition, and results of operations could be adversely affected.
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
We have in the past incurred, and may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card, debit card, or bank account information, fraud with respect to background checks, fraud by employees or agents relating to payments or credits on our platform, exploitation of system bugs or vulnerabilities to circumvent payment requirements, account takeovers of merchant, consumer, or Dasher accounts by bad actors, and other unauthorized uses of another person's identity. For example, bad actors have created Dasher accounts using stolen personal identifying information for illicit purposes. Among other things, in the United States, this has caused Form 1099s to be incorrectly sent to individuals who are not performing services as Dashers. In addition, under current credit card practices, we may be liable for orders facilitated on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.
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
Some non-partner merchants may not want to be included on our platform and may request to be removed. There is a risk that non-partner merchants will bring legal claims against us relating to their inclusion on our platform. In addition, measures have been enacted in many U.S. jurisdictions that prohibit, among other things, on-demand local commerce platforms like ours from facilitating deliveries from restaurants without the restaurants’ prior consent. We have adopted internal policies pursuant to which we generally do not add new non-partner restaurants for delivery on our platform in the United States and require the use of disclaimers with existing non-partner restaurants on our platform in the United States to inform consumers that such restaurants are not partnered with us. However, we may continue to add non-partner merchants in categories other than restaurants. We may also continue to revise and update our internal policies related to non-partner restaurants and other merchants. To the extent we are required or we choose to remove non-partner merchants for any reason, this may adversely affect our ability to provide a broad selection of merchants on our platform, attract and retain consumers and could directly and adversely affect our business, financial condition, and results of operations.

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
We face certain risks in connection with our self-operated convenience, grocery, and other retail businesses, including DashMart and Wolt Market. To build and expand our self-operated businesses, we have made substantial investments, including in establishing and managing a reliable supply chain for in-store products, establishing supply-related contractual partnerships, leasing premises, hiring personnel, and rolling out relevant technologies and processes. We plan to continue to invest in such businesses in the future. The maintenance and expansion of our self-operated businesses requires significant investments, and there is no assurance that we will realize any of the anticipated benefits. In locations where we operate DashMart and Wolt Market, we may not be able to generate a sufficient number of orders to cover our fixed costs and make such services viable and we may incur significant costs before we can determine the viability of these DashMart and Wolt Market locations. Our self-operated retail locations also expose us to different regulatory requirements and risks than our Marketplaces and Platform Services, in particular with respect to food safety, permit and license requirements, and zoning restrictions. Our expansion into convenience, grocery, and other retail categories, may also result in the diversion of management’s attention from other business opportunities as well as the diversion of resources from support functions, which could adversely affect our business, financial condition, and results of operations.
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
Changes to economic conditions can impact consumer spending in the regions where we do business, which can prompt consumers to reduce spending on our platform or forgo spending on our platform altogether. Any factor that impacts consumer spending broadly may also impact consumer spending on our platform. Some of these factors include unemployment, inflation, consumer debt, fluctuations in household net worth, fluctuations in gasoline, vehicle, and transportation costs, increased food costs, fluctuations in commodity prices, declines in asset prices, residential real estate and mortgage markets, taxation, energy prices, changes in interest rates and credit availability, changes in saving rates, and consumer confidence in the current and future political and economic environment. Economic conditions in certain regions may also be affected or exacerbated by natural disasters, such as earthquakes, hurricanes, wildfires, and threats to public health. Additionally, volatility in the global financial markets, or in specific segments of those markets, may contribute to banks and financial institutions with whom we have banking or payment processing relationships entering receivership or becoming insolvent in the future, and we may be unable to access or may lose some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the Federal Deposit Insurance Corporation or other insurance programs. Such volatility may also adversely impact any funds held temporarily at our third-party payment processors.
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
As our business has grown, we have increasingly become subject to risks arising from adverse global economic and political conditions, including the wars between Israel and Hamas, and Russia and Ukraine. Both these conflicts have had, and may continue to have, an adverse impact on macroeconomic conditions in their respective regions and given rise to volatility and instability in a manner that adversely affects our business and merchants, consumers, and Dashers on our platform.
We may face difficulties as we expand our operations into new geographic markets and categories in which we have limited or no prior operating experience.
In an effort to continue increasing our long-term growth potential, we have in the past, and may in the future, expand our operations into new geographic markets and categories. It may be difficult for us to understand and accurately predict consumer preferences and purchasing habits in these new geographic markets and categories. In addition, each market and category has unique regulatory dynamics. These include laws and regulations that can directly or indirectly affect our ability to operate, the pool of Dashers that are available, and other operational costs. In addition, each market and category is subject to distinct competitive and operational dynamics. These include our ability to offer more attractive services than alternative options and our ability to efficiently attract and retain merchants, consumers, and Dashers, all of which affect our sales, results of operations, and key business metrics. As a result, we may experience fluctuations in our results of operations due to the changing dynamics in the geographic markets and categories in which we operate. If we invest substantial time and resources to expand our operations and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. Information on risks associated with entry into new markets internationally are described in more detail under the section titled “—Our international operations and any future international expansion will subject us to additional costs and risks and our plans may not be successful.” Information on risks associated with entry into certain new categories are described in more detail under the section titled “—We face certain risks in connection with our self-operated convenience, grocery, and other retail businesses.”
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
We may incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, or in support of internal business operations, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, inappropriate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties, we may be subject to legal claims or liability and our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to our use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and results of operations. AI also presents emerging ethical and regulatory issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, may require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI in a manner that complies with applicable laws and regulations and ethically in order to minimize unintended, harmful impact.

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
With the breadth of our geographic scope, the classification of Dashers that utilize our platform as independent contractors may be subject to challenge in other jurisdictions. In particular, through Wolt, we are subject to local regulations and challenges in Europe and Asia to the classification of Wolt courier partners as independent contractors. For example, on November 1, 2021, the Finnish Occupational Safety and Health Administration (through the Division at the Regional State Administrative Agency for Southern Finland) issued a decision which deemed that Wolt courier partners in Finland are in an employment relationship with Wolt, and that Wolt should be mandated to keep statutory records of Wolt courier partners' working hours. Although we appealed the decision and, in February 2024, the Administrative Court of Hämeenlinna issued a decision concluding that Wolt courier partners are not in an employment relationship with Wolt, this decision is subject to further appeal and we may be subject to similar actions in other jurisdictions. In addition, other jurisdictions are considering changing the standards used to determine worker classification, which may impact the classification of Dashers using our platform. For example, the EU's Platform Work Directive, which was agreed to in March 2024, will require EU member states to develop new national laws for determining worker classification, and may involve differing implementation by the various member states. Such EU-wide legislative reforms may adversely affect our ability to operate our current independent contractor model within the EU.
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
We also face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to Dashers regarding, among other things, the classification of Dashers that utilize our platform as well as our Dasher pay models, including claims regarding disclosures we make with respect to Dasher earnings, service fees, delivery fees, and gratuities, the process of signing up to become a Dasher, including our background check processes, removal of platform access, and the nature and frequency of our communications to Dashers via email, text, or telephone. We also face potential liability and expense for claims, including class actions, by or relating to consumers regarding, among other things, disclosures we make with respect to sales tax, consumer fees, and gratuities, the local delivery fulfillment services we facilitate, discrepancies between the items on our websites and consumer applications and the items advertised at the merchants from which such items are delivered, and the nature and frequency of our marketing communications to consumers via email, text, or telephone. In addition, we face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to merchants regarding, among other things, menu pricing, exclusivity arrangements, and the listing of merchants on our platform without an agreement. Finally, we face potential liability and expense for claims relating to the information that we publish on our websites and mobile applications, including claims for trademark and copyright infringement, defamation, libel, and negligence, among others.
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
As our business grows and evolves and our services are used in a greater number of geographies, we have become subject to a growing array of laws and regulations, which increase the complexity and compliance risk inherent in our business. For example, the EU has recently enacted, and is in the process of enacting, various laws and regulations that govern digital services and markets, artificial intelligence, and impose environmental sustainability obligations and disclosure requirements on businesses like ours. The impact of these new regulations on the overall industry, business models, and our operations is uncertain. We may be required to enhance our disclosures and undertake certain changes to our products, services, fees and commissions structure, and operations as a result of these new requirements, which could subject us to increased administrative costs.
In recent years, regulatory scrutiny of larger companies, technology companies, and companies engaged in dealings with independent contractors has increased. As a result, regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past in a manner adverse to our business, including by changing employment-related laws, mandating specific earnings standards for Dashers, requiring businesses like ours to maintain specific auto insurance coverage, or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in December 2023, a New York City rule mandating certain minimum earnings standards for certain food delivery workers took effect. In addition, many jurisdictions in which we operate have price control measures in effect on local commerce platforms and we expect other such measures may be enacted in the future. These price control measures, minimum earnings standards, and similar regulations have caused, and may in the future cause, us to increase the fees we charge to consumers. To the extent that price control measures, minimum earnings standards, or similar regulations lead to an increase in the fees we charge to consumers, consumer demand for our services could be reduced, which would further harm our business and results of operations. In addition, certain jurisdictions may challenge or seek to regulate the way in which we categorize, disclose, or collect consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing or misleading to consumers.
In addition, there is an increasingly active litigation and regulatory environment regarding antitrust and competition matters in the United States and other jurisdictions in which we operate. We could be subject to claims of violations of competition laws in many aspects of our business, including alleged market sharing, price fixing, exchange of competitively sensitive information, and with respect to any acquisitions we undertake. For example, competition authorities in some of the markets in which Wolt operates have made queries regarding, or investigated, Wolt’s pricing-related terms and other practices and competition authorities and courts have issued decisions concerning Wolt’s pricing-related terms and other practices. Any potential violations of competition laws could result in litigation, fines, restrictions on our operations, render applicable provisions or contracts unenforceable, divert management’s attention, and lead to claims for damages and reputational harm, each of which could adversely affect our business, financial condition, and results of operations.
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
The majority of payments by our consumers are made by credit card or debit card or through third-party payment services, which subjects us to certain payment-related regulations. We may in the future offer new payment options to consumers that may be subject to additional regulations and risks. In the United States, money transmitters are regulated by numerous state and local governments and agencies, many of which may define money transmitter differently. If we are found to be a money transmitter under any applicable regulations and we are not in compliance with such regulations, we may be subject to fines or other penalties levied by national, federal, state, or local regulators in one or more jurisdictions. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services. For example, as a result of our operations in Europe, we are subject to the revised EU Payment Services Directive ("PSD II") and related regulations. One of our subsidiaries acts as an intra-group licensed payment service provider and electronic money institution for its payment services to merchants in European Economic Area ("EEA") countries and has obtained a payment institution license and electronic money license from the Finnish Financial Supervisory Authority in accordance with PSD II. Should our payment institution or electronic money licenses be revoked in the future, or any other enforcement measures be taken by the Finnish Financial Supervisory Authority, such as imposing penalties or forcing us to cease offering certain payment facilities, our operations in Europe would be adversely affected. Furthermore, as we expand into new jurisdictions, the payment-related regulations that we are subject to will expand as well. In addition to fines, penalties for failing to comply with applicable rules and regulations related to payment processing could include criminal and civil proceedings, forfeiture of significant assets, or other enforcement actions. We could also be required to make significant changes to our business practices or compliance programs as a result of regulatory scrutiny, which could interrupt our ability to operate in certain jurisdictions and otherwise adversely affect our business and results of operations.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of March 31, 2024, there were no revolving loans outstanding and $118 million in aggregate face amount of letters of credit issued under our revolving credit facility.
Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of March 31, 2024, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of LaunchPad, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 59% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to our initial public offering and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of March 31, 2024, our Co-Founders would collectively hold 68% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
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
In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount of up to $1.1 billion. Under existing or any future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions, or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements, such as Delaware surplus and solvency tests, management discretion, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
We have never declared nor paid cash dividends on our capital stock and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. In addition, our revolving credit facility contains restrictions on our ability to pay dividends. Consequently, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
January 1 - 31	—	$—	—	$—
February 1 - 29	—	$—	—	$1,100
March 1 - 31	—	$—	—	$1,100
Total	—		—

(1)In February 2024, our board of directors authorized the repurchase of up to $1.1 billion of our Class A common stock. In connection with this authorization, we entered into a Rule 10b5-1 plan, which as of March 31, 2024 resulted in no repurchases of our Class A common stock. Please refer to Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408, as follows:
On March 6, 2024, Keith Yandell, our Chief Business Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 59,864 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 5, 2024, or earlier if all transactions under the trading arrangement are completed.
On March 7, 2024, Shona Brown, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 23,429 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 8, 2025, or earlier if all transactions under the trading arrangement are completed.
On March 8, 2024, Tony Xu, our co-founder, Chief Executive Officer, and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,300,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2025, or earlier if all transactions under the trading arrangement are completed.

On March 8, 2024, Andy Fang, our co-founder and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,300,000 shares of our Class A common stock, including certain shares held by The AF Living Trust whose shares may be deemed to be beneficially owned by Mr. Fang. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2025, or earlier if all transactions under the trading arrangement are completed.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K	001-39759	3.1	March 5, 2021
3.2	Certificate of Change of Registered Agent.	10-K	001-39759	3.2	February 27, 2023
3.3	Amended and Restated Bylaws of the registrant.	10-K	001-39759	3.3	February 27, 2023
10.1+	Outside Director Compensation and Equity Ownership Policy.
10.2+	Executive Change in Control and Severance Plan.	8-K	001-39759	10.1	February 1, 2024
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
101
The following financial information from DoorDash, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.
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
+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOORDASH, INC.

Date: May 1, 2024	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: May 1, 2024	By:	/s/ Ravi Inukonda
Ravi Inukonda
Chief Financial Officer
(Principal Financial Officer)