Form 10-Q
period 2024-06-30
DoorDash, Inc.
filed 2024-08-01
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The registrant had outstanding 384,626,260 shares of Class A common stock, 26,915,068 shares of Class B common stock, and no shares of Class C common stock as of July 26, 2024.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2023	June 30, 2024

Assets
Current assets:
Cash and cash equivalents	$2,656	$3,430
Short-term marketable securities	1,422	1,424
Funds held at payment processors	356	396
Accounts receivable, net	533	585
Prepaid expenses and other current assets	630	782
Total current assets	5,597	6,617
Long-term restricted cash	11	12
Long-term marketable securities	583	669
Operating lease right-of-use assets	436	381
Property and equipment, net	712	701
Intangible assets, net	659	586
Goodwill	2,432	2,371
Non-marketable equity securities	46	42
Other assets	363	458
Total assets	$10,839	$11,837
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$216	$163
Operating lease liabilities	68	64
Accrued expenses and other current liabilities	3,126	3,801
Total current liabilities	3,410	4,028
Operating lease liabilities	454	470
Other liabilities	162	167
Total liabilities	4,026	4,665
Commitments and contingencies (Note 7)
Redeemable non-controlling interests	7	10
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2023 and June 30, 2024, 375,987 and 386,173 Class A shares issued and outstanding as of December 31, 2023 and June 30, 2024, respectively; 200,000 Class B shares authorized as of December 31, 2023 and June 30, 2024, 27,241 and 26,967 Class B shares issued and outstanding as of December 31, 2023 and June 30, 2024, respectively; 2,000,000 Class C shares authorized as of December 31, 2023 and June 30, 2024, zero Class C shares issued and outstanding as of December 31, 2023 and June 30, 2024	—	—
Additional paid-in capital	11,887	12,523
Accumulated other comprehensive income (loss)	73	(25)
Accumulated deficit	(5,154)	(5,336)
Total stockholders’ equity	6,806	7,162
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$10,839	$11,837
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

Revenue	$2,133	$2,630	$4,168	$5,143
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,135	1,385	2,204	2,715
Sales and marketing	471	509	967	1,013
Research and development	269	303	500	582
General and administrative	341	494	626	813
Depreciation and amortization	128	140	251	282
Restructuring charges	—	—	2	—
Total costs and expenses	2,344	2,831	4,550	5,405
Loss from operations	(211)	(201)	(382)	(262)
Interest income, net	34	49	61	94
Other expense, net	(4)	(5)	(5)	(7)
Loss before income taxes	(181)	(157)	(326)	(175)
Provision for (benefit from) income taxes	(9)	1	8	8
Net loss including redeemable non-controlling interests	(172)	(158)	(334)	(183)
Less: net loss attributable to redeemable non-controlling interests	(2)	(1)	(3)	(3)
Net loss attributable to DoorDash, Inc. common stockholders	$(170)	$(157)	$(331)	$(180)
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(0.44)	$(0.38)	$(0.85)	$(0.44)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	388,737	410,482	389,563	407,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

Net loss including redeemable non-controlling interests	$(172)	$(158)	$(334)	$(183)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(8)	(23)	34	(93)
Change in unrealized gains and losses on marketable securities	(1)	(1)	8	(5)
Total other comprehensive income (loss)	(9)	(24)	42	(98)
Comprehensive loss including redeemable non-controlling interests	(181)	(182)	(292)	(281)
Less: Comprehensive loss attributable to redeemable non-controlling interests	(2)	(1)	(3)	(3)
Comprehensive loss attributable to DoorDash, Inc. common stockholders	$(179)	$(181)	$(289)	$(278)
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

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2023	$7	403,228	$—	$11,887	$(5,154)	$73	$6,806
Issuance of common stock upon settlement of restricted stock units	—	3,710	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,574	—	1	—	—	1
Stock-based compensation	—	—	—	289	—	—	289
Recognition of redeemable non-controlling interest upon additional capital investment	6	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(74)	(74)
Net loss	(2)	—	—	—	(23)	—	(23)
Balances as of March 31, 2024	11	408,512	—	12,177	(5,177)	(1)	6,999
Issuance of common stock upon settlement of restricted stock units	—	3,626	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,016	—	2	—	—	2
Stock-based compensation	—	—	—	344	—	—	344
Other comprehensive loss	—	—	—	—	—	(24)	(24)
Repurchase and retirement of common stock	—	(14)	—	—	(2)	—	(2)
Net loss	(1)	—	—	—	(157)	—	(157)
Balances as of June 30, 2024	$10	413,140	$—	$12,523	$(5,336)	$(25)	$7,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2024
Cash flows from operating activities
Net loss including redeemable non-controlling interests	$(334)	$(183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	251	282
Stock-based compensation	541	554
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	60	52
Office lease impairment expenses	—	83
Other	19	41
Changes in operating assets and liabilities:
Funds held at payment processors	142	(43)
Accounts receivable, net	12	(63)
Prepaid expenses and other current assets	(27)	(35)
Other assets	(23)	(81)
Accounts payable	20	(52)
Accrued expenses and other current liabilities	181	571
Payments for operating lease liabilities	(59)	(54)
Other liabilities	7	11
Net cash provided by operating activities	790	1,083
Cash flows from investing activities
Purchases of property and equipment	(66)	(40)
Capitalized software and website development costs	(97)	(105)
Purchases of marketable securities	(930)	(969)
Maturities of marketable securities	962	899
Sales of marketable securities	3	4
Purchases of non-marketable equity securities	(16)	—
Other investing activities	(1)	(8)
Net cash used in investing activities	(145)	(219)
Cash flows from financing activities
Proceeds from exercise of stock options	3	3
Repurchase of common stock	(693)	(7)
Other financing activities	(8)	6
Net cash provided by (used in) financing activities	(698)	2
Foreign currency effect on cash, cash equivalents, and restricted cash	(2)	(18)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(55)	848
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	2,188	2,772
Cash, cash equivalents, and restricted cash, end of period	$2,133	$3,620
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$1,904	$3,430
Restricted cash included in prepaid expenses and other current assets	85	178
Long-term restricted cash	144	12
Total cash, cash equivalents, and restricted cash	$2,133	$3,620
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$20	$18
Stock-based compensation included in capitalized software and website development costs	$80	$79
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
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Estimates include, but are not limited to, revenue recognition, allowances for credit losses, gift card breakage, estimated useful lives of property and equipment, capitalized software and website development costs, intangible assets, valuation of stock-based compensation, valuation of investments and other financial instruments including valuation of investments without readily determinable fair values, valuation of acquired intangible assets and goodwill, the incremental borrowing rate applied in lease accounting, impairment of long-lived assets, insurance reserves, loss contingencies, and income and indirect taxes. Actual results could differ from these estimates.

In June 2024, the Company ceased use of and made available for sublease certain corporate office spaces. As a result, the Company determined that the asset groups which primarily consist of the related operating lease right-of-use assets and leasehold improvements were impaired, and recognized an impairment charge of $83 million recorded as general and administrative expenses during the three months ended June 30, 2024. The fair value of the asset groups was estimated using an income-approach based on estimated future cash flows expected to be derived from the office spaces based on current sublease market rent. As of June 30, 2024, the Company was continuing its efforts to sublease the spaces.
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
Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

United States	$1,939	$2,318	$3,785	$4,540
International	194	312	383	603
Total revenue	$2,133	$2,630	$4,168	$5,143
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily comprised of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the six months ended June 30, 2024 was as follows (in millions):

Six Months Ended June 30, 2024
Beginning balance	$308
Addition to contract liabilities	1,258
Reduction of contract liabilities(1)(2)	(1,268)
Ending balance	$298
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
(2) Included in the beginning balance of contract liabilities was $181 million associated with unearned prepayments received by the Company, of which $136 million was recognized as revenue during the six months ended June 30, 2024. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.
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

	Six Months Ended June 30,
	2023	2024

Beginning balance	$100	$137
Addition to deferred contract costs	38	40
Amortization of deferred contract costs	(21)	(28)
Ending balance	$117	$149
Deferred contract costs, current	$42	$58
Deferred contract costs, non-current	75	91
Total deferred contract costs	$117	$149
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Six Months Ended June 30,
	2023	2024

Beginning balance	$20	$17
Current-period provision for expected credit losses	4	5
Write-offs charged against the allowance	(5)	(4)
Ending balance	$19	$18

4. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the six months ended June 30, 2024 were as follows (in millions):

Total

Balance as of December 31, 2023	$2,432
Effects of foreign currency translation	(61)
Balance as of June 30, 2024	$2,371
Intangible assets, net consisted of the following as of December 31, 2023 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	4.3	$241	$(117)	$124
Merchant relationships	9.1	302	(56)	246
Courier relationships	—	12	(12)	—
Customer relationships	1.4	123	(69)	54
Trade name and trademarks	8.4	286	(51)	235
Balance as of December 31, 2023		$964	$(305)	$659
Intangible assets, net consisted of the following as of June 30, 2024 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	3.8	$236	$(130)	$106
Merchant relationships	8.7	293	(69)	224
Customer relationships	0.9	119	(85)	34
Trade name and trademarks	7.9	277	(64)	213
Assembled workforce in asset acquisition	2.7	10	(1)	9
Balance as of June 30, 2024		$935	$(349)	$586
Amortization expense associated with intangible assets was $34 million and $31 million for the three months ended June 30, 2023 and 2024, respectively. Amortization expense associated with intangible assets was $67 million and $62 million for the six months ended June 30, 2023 and 2024, respectively.
The estimated future amortization expense of intangible assets as of June 30, 2024 is as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2024	$62
2025	101
2026	83
2027	78
2028	62
Thereafter	200
Total estimated future amortization expense	$586

5. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$1,349	$—	$—	$1,349
U.S. Treasury securities	—	35	—	35
Short-term marketable securities
Certificates of deposit	—	38	—	38
Commercial paper	—	216	—	216
Corporate bonds	—	289	—	289
U.S. government agency securities	—	162	—	162
U.S. Treasury securities	—	717	—	717
Long-term marketable securities
Corporate bonds	—	383	—	383
U.S. government agency securities	—	55	—	55
U.S. Treasury securities	—	145	—	145
Total	$1,349	$2,040	$—	$3,389

	June 30, 2024
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$2,178	$—	$—	$2,178
Commercial paper	—	10	—	10
Corporate bonds	—	7	—	7
U.S. Treasury securities	—	12	—	12
Short-term marketable securities
Certificates of deposit	—	65	—	65
Commercial paper	—	202	—	202
Corporate bonds	—	361	—	361
U.S. government agency securities	—	43	—	43
U.S. Treasury securities	—	710	—	710
Mutual funds	43	—	—	43
Long-term marketable securities
Corporate bonds	—	406	—	406
U.S. government agency securities	—	72	—	72
U.S. Treasury securities	—	191	—	191
Total	$2,221	$2,079	$—	$4,300
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

During the three and six months ended June 30, 2023, the Company made investments in non-marketable equity securities of $18 million and $19 million, respectively. In the three and six months ended June 30, 2023 and 2024, the Company did not record any material upward or downward adjustments or impairments on its non-marketable equity securities.
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2023 and June 30, 2024, including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other expense, net in the condensed consolidated statements of operations during the period in which they were incurred (in millions):

	December 31, 2023	June 30, 2024
Initial cost basis	$450	$450
Upward adjustments	9	9
Downward adjustments (including impairment)	(413)	(417)
Total carrying value at the end of reporting period	$46	$42
6. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2023
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$1,349	$—	$—	$1,349
U.S. Treasury securities	35	—	—	35
Short-term marketable securities
Certificates of deposit	38	—	—	38
Commercial paper	216	—	—	216
Corporate bonds	290	—	(1)	289
U.S. government agency securities	162	—	—	162
U.S. Treasury securities	717	1	(1)	717
Long-term marketable securities
Corporate bonds	382	2	(1)	383
U.S. government agency securities	55	—	—	55
U.S. Treasury securities	144	1	—	145
Total	$3,388	$4	$(3)	$3,389

	June 30, 2024
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$2,178	$—	$—	$2,178
Commercial paper	10	—	—	10
Corporate bonds	7	—	—	7
U.S. Treasury securities	12	—	—	12
Short-term marketable securities
Certificates of deposit	65	—	—	65
Commercial paper	202	—	—	202
Corporate bonds	362	—	(1)	361
U.S. government agency securities	43	—	—	43
U.S. Treasury securities	711	—	(1)	710
Mutual funds	43	—	—	43
Long-term marketable securities
Corporate bonds	407	—	(1)	406
U.S. government agency securities	72	—	—	72
U.S. Treasury securities	192	—	(1)	191
Total	$4,304	$—	$(4)	$4,300
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2023, and June 30, 2024.
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2023	June 30, 2024

Equipment for merchants	$167	$170
Computer equipment and software	77	86
Capitalized software and website development costs	953	1,135
Leasehold improvements	217	205
Office equipment	66	68
Construction in progress	40	32
Total	1,520	1,696
Less: Accumulated depreciation and amortization	(808)	(995)
Property and equipment, net	$712	$701
Depreciation expenses were $33 million and $31 million for the three months ended June 30, 2023 and 2024, respectively. Depreciation expenses were $66 million and $63 million for the six months ended June 30, 2023 and 2024, respectively.
The Company capitalized $93 million and $94 million in capitalized software and website development costs during the three months ended June 30, 2023 and 2024, respectively. The Company capitalized $176 million and $182 million in capitalized software and website development costs during the six months ended June 30, 2023 and 2024, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $61 million and $78 million for the three months ended June 30, 2023 and 2024, respectively. Amortization of capitalized software and website development costs was $118 million and $157 million for the six months ended June 30, 2023 and 2024, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2023	June 30, 2024

Litigation reserves	$75	$195
Sales tax payable and accrued sales and indirect taxes	245	295
Accrued operations related expenses	331	420
Accrued advertising	112	127
Dasher and merchant payable	950	1,107
Insurance reserves	758	972
Contract liabilities	308	298
Other	347	387
Total	$3,126	$3,801
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
The Company is currently the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay models, compliance with consumer protection laws, privacy, data security, tax issues, unemployment insurance, workers' compensation insurance, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, the Company has recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2024. The results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on the Company's business, financial condition, and results of operations.
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
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent, or other intellectual property infringement claim by any third party with respect to the Company's technology. The terms of these indemnification agreements are generally perpetual any time after the execution of the agreement.

In addition, the Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers of the Company, other than liabilities arising from willful misconduct of the individual.
The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications was recorded as of December 31, 2023 and June 30, 2024.
Insurance Collateral
The Company is required to maintain $465 million in collateral in connection with certain insurance policies, which can be held in a combination of cash, surety bonds, and letters of credit. As of June 30, 2024, the Company had $465 million of collateral outstanding in the form of surety bonds and letters of credit in connection with the insurance collateral requirement.
Revolving Credit Facility and Letters of Credit
In November 2019, the Company entered into a revolving credit and guaranty agreement, which, as most recently amended and restated on April 26, 2024, provides for an unsecured revolving credit facility of up to $800 million, with a letter of credit sublimit of $600 million, maturing on April 26, 2029. Loans under the revolving credit facility bear interest at the Company’s option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted SOFR rate for a one-month interest period plus 1.00%, or (ii) an adjusted SOFR rate (based on an interest period of one, three, or six months) plus a margin equal to 1.00%. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee of 0.10%. The Company's obligations under the revolving credit facility are guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. The credit agreement contains customary affirmative covenants and customary negative covenants that restrict the Company's ability and its subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, declare cash dividends or make certain other distributions, repurchase stock, merge or consolidate with other companies or sell substantially all of the assets of the Company and its subsidiaries, taken as a whole, make investments and loans, and engage in certain transactions with affiliates. The Company must also maintain compliance with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the credit agreement.
As of December 31, 2023 and June 30, 2024, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2023 and June 30, 2024, no revolving loans were outstanding under the credit facility.
In addition to the letters of credit maintained in connection with the insurance collateral requirement, the Company also maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2023 and June 30, 2024, the Company had $138 million and $135 million of issued letters of credit outstanding, respectively, of which $115 million and $112 million, respectively, were issued from the revolving credit and guaranty agreement.
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
8. Common Stock
Share Repurchase Program
In February 2024, the Company authorized the repurchase of its Class A common stock, in an aggregate amount of up to $1.1 billion. During the three months ended June 30, 2024, the Company repurchased 14 thousand shares of its Class A common stock at a weighted average price of $109.92 per share for a total amount of approximately $2 million. The shares were retired immediately upon repurchase.

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
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested restricted stock as of December 31, 2023	285
Granted	—	$—
Vested	(93)	$76.91
Forfeited	—	$—
Unvested restricted stock as of June 30, 2024	192
Stock Award Activities
A summary of stock option activity under the 2014 Equity Incentive Plan, 2020 Equity Incentive Plan, and 2022 Inducement Equity Incentive Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2023	9,022	$4.38	3.41	$853
Granted	—	$—
Exercised	(2,590)	$1.17		$302
Cancelled and forfeited	(2)	$2.30
Balance as of June 30, 2024	6,430	$5.67	3.69	$661
Exercisable as of June 30, 2024	6,171	$5.74	3.74	$634
Vested and expected to vest as of June 30, 2024	6,430	$5.67	3.69	$661
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2023, and 2024 was $219 million and $302 million, respectively. There were no stock options granted during the six months ended June 30, 2023 and 2024.

The summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested RSUs as of December 31, 2023	37,792		$3,645
Granted	6,471	$123.00
Vested	(9)	$76.22
Vested and settled	(7,327)	$81.44
Forfeited	(1,529)	$81.26
Unvested RSUs as of June 30, 2024	35,398		$3,841
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the six months ended June 30, 2023 and 2024 was $59.94 and $123.00, respectively.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024

Cost of revenue, exclusive of depreciation and amortization	$43	$41	$67	$73
Sales and marketing	36	32	60	57
Research and development	133	140	231	253
General and administrative	99	89	183	171
Total stock-based compensation expense	$311	$302	$541	$554
As of June 30, 2024, there was $7 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.18 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of June 30, 2024, unrecognized stock-based compensation expense related to the CEO Performance Award was $33 million, which is expected to be recognized over a period of 0.82 years.
As of June 30, 2024, there was $2.0 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award. The Company expects to recognize this expense over the remaining weighted-average period of 2.21 years.
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
The Company recorded $9 million of benefit from and $1 million of provision for income taxes for the three months ended June 30, 2023 and 2024, respectively. The Company recorded $8 million of provision for income taxes in each of the six months ended June 30, 2023 and 2024. The provision for income taxes is primarily attributable to positive pre-tax book income in the United States resulting in federal and state income taxes.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of June 30, 2024, the Company maintains a full valuation allowance on its deferred tax assets except for certain foreign jurisdictions.
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
The following table sets forth the calculation of basic and diluted net loss per share attributable to DoorDash, Inc. common stockholders during the periods presented. RSUs that vested but have not been settled are included in the denominator in calculating net loss per share for the three and six months ended June 30, 2023 and 2024 (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2024		2023		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Net loss including redeemable non-controlling interests	$(160)	$(12)	$(148)	$(10)	$(310)	$(24)	$(171)	$(12)
Less: Net loss attributable to redeemable non-controlling interests	(2)	—	(1)	—	(3)	—	(3)	—
Net loss attributable to DoorDash, Inc. common stockholders	$(158)	$(12)	$(147)	$(10)	$(307)	$(24)	$(168)	$(12)
Weighted-average number of shares outstanding used to compute net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	361,141	27,596	383,316	27,166	361,771	27,792	380,778	27,204
Net loss per share attributable to DoorDash, Inc. common stockholders, basic and diluted	$(0.44)	$(0.44)	$(0.38)	$(0.38)	$(0.85)	$(0.85)	$(0.44)	$(0.44)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	As of June 30,
	2023	2024
Stock options to purchase common stock	12,449	6,430
Unvested restricted stock and restricted stock units	44,512	35,585
Escrow shares	2,010	72
Total	58,971	42,087

11. Subsequent Events
In July 2024, the Company repurchased an additional 2.1 million shares of its Class A common stock at a weighted average price of $105.02 per share for a total amount of approximately $217 million. The shares were retired immediately upon repurchase.

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
Financial and Operational Highlights
We use the following financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,
(in millions, except percentages)	2023	2024

Total Orders	532	635
Total Orders Y/Y growth	25%	19%
Marketplace GOV	$16,468	$19,711
Marketplace GOV Y/Y growth	26%	20%
Revenue	$2,133	$2,630
Revenue Y/Y growth	33%	23%
Net Revenue Margin	13.0%	13.3%
GAAP gross profit	$951	$1,195
GAAP gross profit as a % of Marketplace GOV	5.8%	6.1%
Contribution Profit(1)	$620	$825
Contribution Profit as a % of Marketplace GOV	3.8%	4.2%
GAAP net loss including redeemable non-controlling interests	$(172)	$(158)
GAAP net loss including redeemable non-controlling interests as a % of Marketplace GOV	(1.0)%	(0.8)%
Adjusted EBITDA(1)	$279	$430
Adjusted EBITDA as a % of Marketplace GOV	1.7%	2.2%
Basic shares, options and RSUs outstanding as of period end	449	455

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
In the second quarter of 2024, Total Orders increased to 635 million, or 19% growth compared to the same quarter of 2023. The increase in Total Orders was driven primarily by growth in consumers and increased consumer engagement.
Marketplace GOV. We define Marketplace GOV as the total dollar value of orders completed on our Marketplaces, including taxes, tips1, and any applicable consumer fees, including membership fees related to DashPass and Wolt+. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants, for orders fulfilled through Drive and Storefront.
In the second quarter of 2024, Marketplace GOV increased to $19.7 billion, or 20% growth compared to the same quarter of 2023, driven primarily by growth in Total Orders.
Net Revenue Margin. We define Net Revenue Margin as revenue expressed as a percentage of Marketplace GOV.
In the second quarter of 2024, Net Revenue Margin increased to 13.3% from 13.0% in the same quarter of 2023, primarily due to increasing contribution from advertising revenue.
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
In the second quarter of 2024, Contribution Profit increased to $825 million, compared to $620 million in the same quarter of 2023, driven primarily by growth in revenue, partially offset by increases in cost of revenue and sales and marketing.
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
In the second quarter of 2024, Adjusted EBITDA increased to $430 million from $279 million in the same quarter of 2023, driven primarily by growth in Contribution Profit.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
In the second quarter of 2024, Free Cash Flow increased to $451 million, compared to Free Cash Flow of $311 million in the same quarter of 2023, driven primarily by an increase in net cash provided by operating activities.
1 Dashers receive 100% of tips

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024

Revenue	$2,133	$2,630	$4,168	$5,143
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,135	1,385	2,204	2,715
Sales and marketing	471	509	967	1,013
Research and development	269	303	500	582
General and administrative	341	494	626	813
Depreciation and amortization(2)	128	140	251	282
Restructuring charges	—	—	2	—
Total costs and expenses	2,344	2,831	4,550	5,405
Loss from operations	(211)	(201)	(382)	(262)
Interest income, net	34	49	61	94
Other expense, net	(4)	(5)	(5)	(7)
Loss before income taxes	(181)	(157)	(326)	(175)
Provision for (benefit from) income taxes	(9)	1	8	8
Net loss including redeemable non-controlling interests	(172)	(158)	(334)	(183)
Less: net loss attributable to redeemable non-controlling interests	(2)	(1)	(3)	(3)
Net loss attributable to DoorDash, Inc. common stockholders	$(170)	$(157)	$(331)	$(180)
(1)Costs and expenses included stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024

Cost of revenue, exclusive of depreciation and amortization	$43	$41	$67	$73
Sales and marketing	36	32	60	57
Research and development	133	140	231	253
General and administrative	99	89	183	171
Total stock-based compensation expense	$311	$302	$541	$554
(2)Depreciation and amortization related to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024

Cost of revenue	$47	$50	$92	$104
Sales and marketing	33	30	66	60
Research and development	44	55	86	108
General and administrative	4	5	7	10
Total depreciation and amortization	$128	$140	$251	$282

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	53%	53%	53%	53%
Sales and marketing	22%	19%	23%	20%
Research and development	13%	12%	12%	11%
General and administrative	16%	19%	15%	16%
Depreciation and amortization	6%	5%	6%	5%
Restructuring charges	—%	—%	—%	—%
Total costs and expenses	110%	108%	109%	105%
Loss from operations	(10)%	(8)%	(9)%	(5)%
Interest income, net	2%	2%	1%	2%
Other expense, net	—%	—%	—%	—%
Loss before income taxes	(8)%	(6)%	(8)%	(3)%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net loss including redeemable non-controlling interests	(8)%	(6)%	(8)%	(3)%
Less: net loss attributable to redeemable non-controlling interests	—%	—%	—%	—%
Net loss attributable to DoorDash, Inc. common stockholders	(8)%	(6)%	(8)%	(3)%
Comparison of the Three and Six Months Ended June 30, 2023 and 2024
Revenue
We generate a substantial majority of our revenue from orders completed through our Marketplaces and the related commissions charged to partner merchants and fees charged to consumers. Commissions from partner merchants are based on an agreed-upon rate applied to the total dollar value of goods ordered in exchange for using our Marketplaces to sell the partner merchants’ products. Fees from consumers are for the use of our Marketplaces and to arrange for delivery services. Our revenue reflects commissions charged to partner merchants and fees charged to consumers less (i) Dasher payout and (ii) refunds, credits, and promotions, which includes certain discounts and incentives provided to consumers, including those for referring a new consumer.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Revenue	$2,133	$2,630	23%	$4,168	$5,143	23%
Revenue increased by $497 million, or 23%, during the second quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by a 20% increase in Marketplace GOV. During the second quarter of 2024, revenue grew at a faster rate than Marketplace GOV during the same period primarily due to an increasing contribution from advertising revenue.
Revenue increased by $975 million, or 23%, during the first six months of 2024, compared to the same period of 2023. The increase was primarily driven by a 20% increase in Marketplace GOV. For the first six months of 2024, revenue grew at a faster rate than Marketplace GOV during the same period primarily due to an increasing contribution from advertising revenue.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,135	$1,385	22%	$2,204	$2,715	23%
Cost of revenue, exclusive of depreciation and amortization, increased by $250 million, or 22%, for the second quarter of 2024, compared to the same quarter of 2023. The increase was primarily attributable to an increase of $215 million in order management costs, driven primarily by growth in Total Orders. Order management costs also increased due to an increase in insurance reserves and costs associated with our first-party distribution business.
Cost of revenue, exclusive of depreciation and amortization, increased by $511 million, or 23%, during the first six months of 2024, compared to the same period of 2023. The increase was primarily attributable to an increase of $452 million in order management costs, driven primarily by growth in Total Orders. Order management costs also increased due to an increase in insurance reserves and costs associated with our first-party distribution business.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Sales and marketing	$471	$509	8%	$967	$1,013	5%
Sales and marketing expenses increased by $38 million, or 8%, for the second quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase of $17 million in advertising expenses and an increase of $13 million in personnel-related compensation expenses.
Sales and marketing expenses increased by $46 million, or 5%, during the first six months of 2024, compared to the same period of 2023. The increase was primarily driven by an increase of $30 million in personnel-related compensation expenses, and an increase of $7 million in advertising expenses.
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Research and development	$269	$303	13%	$500	$582	16%

Research and development expenses increased by $34 million, or 13%, for the second quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase of $30 million in personnel-related compensation expenses and allocated overhead.
Research and development expenses increased by $82 million, or 16%, during the first six months of 2024, compared to the same period of 2023. The increase was primarily driven by an increase of $78 million in personnel-related compensation expenses and allocated overhead.
General and Administrative
General and administrative expenses primarily consist of legal, tax, and regulatory expenses, which include litigation settlement expenses and sales and indirect taxes, personnel-related compensation expenses related to administrative employees, which include finance and accounting, human resources and legal, chargebacks associated with fraudulent credit card transactions, professional services fees, transaction-related costs, impairment expenses, bad debt expense, and allocated overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

General and administrative	$341	$494	45%	$626	$813	30%
General and administrative expenses increased by $153 million, or 45%, for the second quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase of $83 million in office lease impairment expenses and an increase of $44 million in legal, tax, and regulatory expenses.
General and administrative expenses increased by $187 million, or 30%, during the first six months of 2024, compared to the same period of 2023. The increase was primarily driven by an increase of $83 million in office lease impairment expenses, an increase of $60 million in legal, tax, and regulatory expenses, and an increase of $8 million in personnel-related compensation expenses and allocated overhead.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Depreciation and amortization	$128	$140	9%	$251	$282	12%
Depreciation and amortization expenses increased by $12 million, or 9%, for the second quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase of $17 million in amortization expense related to increased capitalized software and website development costs.
Depreciation and amortization expenses increased by $31 million, or 12%, during the first six months of 2024, compared to the same period of 2023. The increase was primarily driven by an increase of $39 million in amortization expense related to increased capitalized software and website development costs.

Restructuring Charges
Restructuring charges primarily consist of separation-related payments and other termination benefit costs associated with restructuring activities.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Restructuring charges	$—	$—	*	$2	$—	*
*Percentage not meaningful
Restructuring charges were not material in the periods presented.
Interest Income, Net
Interest income, net primarily consists of interest earned on our cash, cash equivalents, and marketable securities, net of interest costs.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Interest income, net	$34	$49	44%	$61	$94	54%
Interest income, net increased by $15 million for the second quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase in average interest rates during 2023, resulting in higher interest income earned on marketable securities in the second quarter of 2024.
Interest income, net increased by $33 million during the first six months of 2024, compared to the same period of 2023. The increase was primarily driven by an increase in average interest rates during 2023, resulting in higher interest income earned on marketable securities in the first six months of 2024.
Other Expense, Net
Other expense, net primarily consists of adjustments to non-marketable equity securities, including impairment, as well as gains and losses from transactions denominated in a currency other than the functional currency.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Other expense, net	$(4)	$(5)	25%	$(5)	$(7)	40%
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Provision for (benefit from) income taxes	$(9)	$1	*	$8	$8	*
*Percentage not meaningful
The provision for income taxes for the second quarter of 2024 was $1 million, compared to a benefit from income taxes of $9 million for the same quarter of 2023. The change was primarily attributable to variability in our quarterly and full-year forecasted pre-tax book income as of the end of the second quarter.
The provision for income taxes for the first six months of 2024 is comparable to that in the same period of 2023. The provision for income taxes is primarily attributable to positive pre-tax book income in the United States resulting in federal and state income taxes.
For additional information, see Note 9 - "Income Taxes" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024

Cost of revenue, exclusive of depreciation and amortization	$1,135	$1,385	$2,204	$2,715
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(43)	(41)	(67)	(74)
Allocated overhead	(8)	(9)	(17)	(17)
Adjusted cost of revenue	$1,084	$1,335	$2,120	$2,624
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
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024

Sales and marketing	$471	$509	$967	$1,013
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(36)	(33)	(60)	(58)
Allocated overhead	(6)	(6)	(12)	(12)
Adjusted sales and marketing	$429	$470	$895	$943
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
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024

Research and development	$269	$303	$500	$582
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(134)	(141)	(232)	(255)
Allocated overhead	(5)	(6)	(9)	(11)
Adjusted research and development	$130	$156	$259	$316

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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024

General and administrative	$341	$494	$626	$813
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(99)	(89)	(183)	(172)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(49)	(102)	(68)	(137)
Transaction-related costs	(1)	(2)	(2)	(2)
Office lease impairment expenses(2)	—	(83)	—	(83)
Allocated overhead from cost of revenue, sales and marketing, and research and development	19	21	38	40
Adjusted general and administrative	$211	$239	$411	$459
(1)We exclude certain costs and expenses from our calculation of adjusted general and administrative expense because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, our historical Dasher pay model, and a settlement entered into in connection with an initiative to serve underrepresented communities, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, (iii) expenses related to supporting various policy matters, including those related to worker classification, other labor law matters, and price controls, and (iv) donations as part of our relief efforts in connection with the COVID-19 pandemic. We believe it is appropriate to exclude the foregoing matters from our calculation of adjusted general and administrative expense because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
(2)Consists of impairment expenses associated with certain corporate office spaces which we have ceased use of and made available for sublease during the three months ended June 30, 2024.
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

Gross profit is the most directly comparable financial measure to Contribution Profit. The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2023	2024	2023	2024

Revenue	$2,133	$2,630	$4,168	$5,143
Less: Cost of revenue, exclusive of depreciation and amortization	(1,135)	(1,385)	(2,204)	(2,715)
Less: Depreciation and amortization related to cost of revenue	(47)	(50)	(92)	(104)
Gross profit	$951	$1,195	$1,872	$2,324
Gross Margin	44.6%	45.4%	44.9%	45.2%
Less: Sales and marketing	$(471)	$(509)	$(967)	$(1,013)
Add: Depreciation and amortization related to cost of revenue	47	50	92	104
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	79	74	127	132
Add: Allocated overhead included in cost of revenue and sales and marketing	14	15	29	29
Contribution Profit	$620	$825	$1,153	$1,576
Contribution Margin	29.1%	31.4%	27.7%	30.6%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2023	2024	2023	2024

Gross profit	$951	$1,195	$1,872	$2,324
Add: Depreciation and amortization related to cost of revenue	47	50	92	104
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	43	41	67	74
Add: Allocated overhead included in cost of revenue	8	9	17	17
Adjusted Gross Profit	$1,049	$1,295	$2,048	$2,519
Adjusted Gross Margin	49.2%	49.2%	49.1%	49.0%
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
The following table provides a reconciliation of net loss including redeemable non-controlling interests to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2024	2023	2024

Net loss including redeemable non-controlling interests	$(172)	$(158)	$(334)	$(183)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	49	102	68	137
Transaction-related costs	1	2	2	2
Office lease impairment expenses(2)	—	83	—	83
Restructuring charges	—	—	2	—
Provision for (benefit from) income taxes	(9)	1	8	8
Interest income, net	(34)	(49)	(61)	(94)
Other expense, net	4	5	5	7
Stock-based compensation expense and certain payroll tax expense	312	304	542	559
Depreciation and amortization expense	128	140	251	282
Adjusted EBITDA	$279	$430	$483	$801
(1)We exclude certain costs and expenses from our calculation of Adjusted EBITDA because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, our historical Dasher pay model, and a settlement entered into in connection with an initiative to serve underrepresented communities, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, (iii) expenses related to supporting various policy matters, including those related to worker classification, other labor law matters, and price controls, and (iv) donations as part of our relief efforts in connection with the COVID-19 pandemic. We believe it is appropriate to exclude the foregoing matters from our calculation of Adjusted EBITDA because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
(2)Consists of impairment expenses associated with certain corporate office spaces which we have ceased use of and made available for sublease during the three months ended June 30, 2024.
Free Cash Flow
We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Six Months Ended June 30,
(in millions)	2023	2024

Net cash provided by operating activities	$790	$1,083
Purchases of property and equipment	(66)	(40)
Capitalized software and website development costs	(97)	(105)
Free Cash Flow	$627	$938
Credit Facility
On November 19, 2019, we entered into a revolving credit and guaranty agreement with certain lenders, which, as most recently amended and restated on April 26, 2024, provides for an $800 million unsecured revolving credit facility maturing on April 26, 2029, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $600 million. As of June 30, 2024, we were in compliance with the covenants under the revolving credit and guaranty agreement. As amended and restated, the credit agreement contains customary affirmative covenants, as well as customary negative covenants that restrict our ability and our subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, declare cash dividends or make certain other distributions, repurchase stock, merge or consolidate with other companies or sell substantially all of our and our subsidiaries' assets, taken as a whole, make investments and loans, and engage in certain transactions with affiliates. The Company must also maintain compliance with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the credit agreement. As of December 31, 2023 and June 30, 2024, no revolving loans were outstanding and $115 million and $112 million of letters of credit were issued under our revolving credit facility, respectively.

Liquidity and Capital Resources
As of June 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $5.5 billion, which consisted of cash and cash equivalents of $3.4 billion, short-term marketable securities of $1.4 billion, and long-term marketable securities of $669 million. Additionally, funds held at payment processors of $396 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks, as well as institutional money market funds, commercial paper, corporate bonds and U.S. Treasury securities. Marketable securities consisted of certificates of deposit, commercial paper, corporate bonds, U.S. government agency securities, U.S. Treasury securities, and mutual funds.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $5.3 billion as of June 30, 2024. We have historically funded our operations from cash from operations as well as the issuance of equity securities, including in our initial public offering in December 2020. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the available borrowings under our revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
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
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in millions)	2023	2024

Net cash provided by operating activities	$790	$1,083
Net cash used in investing activities	(145)	(219)
Net cash provided by (used in) financing activities	(698)	2
Foreign currency effect on cash, cash equivalents, and restricted cash	(2)	(18)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(55)	$848
Operating Activities
Cash provided by operating activities was $1,083 million for the first six months of 2024. This consisted of a net loss including redeemable non-controlling interests of $183 million, offset by non-cash stock-based compensation expense of $554 million, non-cash depreciation and amortization expense of $282 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $52 million, non-cash office lease impairment expenses of $83 million, and other net non-cash expenses of $41 million, as well as $254 million net inflows from changes in operating assets and liabilities primarily driven by an increase in accrued liabilities and other current liabilities.
Cash provided by operating activities was $790 million for the first six months of 2023. This consisted of a net loss, including redeemable non-controlling interests, of $334 million, offset by non-cash stock-based compensation expense of

$541 million, non-cash depreciation and amortization expense of $251 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $60 million, and other net non-cash expenses of $19 million, as well as $253 million net inflows from changes in operating assets and liabilities primarily driven by an increase in accrued liabilities and other current liabilities and a decrease in our funds held at payment processors.
Investing Activities
Cash used in investing activities was $219 million for the first six months of 2024, which primarily consisted of purchases of marketable securities of $969 million, purchases of property and equipment of $40 million, and cash outflows for capitalized software and website development costs of $105 million, partially offset by proceeds from maturities and sales of marketable securities of $903 million.
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
Financing Activities
Cash provided by financing activities was $2 million for the first six months of 2024, which consisted of proceeds from exercise of stock options of $3 million and other financing activities of $6 million, offset by repurchases of our Class A common stock of $7 million.
Cash used in financing activities was $698 million for the first six months of 2023, which primarily consisted of repurchases of our Class A common stock of $693 million.
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
Based on our investment portfolio balance as of June 30, 2024, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.

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
The aggregate carrying value of our non-marketable equity investments was $42 million as of June 30, 2024. Adjustments or impairments are recorded in other expense, net on the condensed consolidated statements of operations and establish a new carrying value for the investment.
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
We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three and six months ended June 30, 2024. Based on our foreign currency exposures from monetary assets and liabilities as of June 30, 2024, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
The outcomes of our Legal Proceedings are inherently unpredictable and subject to significant uncertainties. When we determine that we have meritorious defenses to any claims asserted, we defend ourselves vigorously; however, we also consider settlement of disputes when, in management’s judgment, it is in the best interests of both DoorDash and its shareholders to do so. For some matters for which a material loss is reasonably possible, an estimate of the amount of loss or range of losses is not possible nor are we able to estimate the loss or range of losses that could potentially result from the application of nonmonetary remedies. Until the final resolution of Legal Proceedings, there may be an exposure to a material loss in excess of the amount recorded or non-monetary damages.
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
We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States and foreign jurisdictions. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed AB 5, which was signed into law in September 2019 and became effective in January 2020. AB 5 codified the standard in the California Supreme Court's 2018 ruling in Dynamex Operations West, Inc. v Superior Court ("Dynamex") regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for Proposition 22 to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, in February 2021, petitioners consisting of a number of individuals and labor groups filed a writ of mandate petitioning the Alameda County Superior Court to compel the State of California not to enforce any provisions of Proposition 22 as unconstitutional. In August 2021, after a merits hearing, the Alameda County Superior Court issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition, and individual sponsors of Proposition 22 filed appeals in the California First District Court of Appeal. In March 2023, the Court of Appeal overturned the Alameda County Superior Court's ruling and upheld nearly all of Proposition 22 as state law. In April 2023, petitioners consisting of a number of individuals and labor groups filed a petition for review in the Supreme Court of California, which was granted in June 2023. In July 2024, the Supreme Court of California upheld the Court of Appeal's March 2023 ruling, leaving nearly all of Proposition 22 in place as state law.
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
Regulatory and administrative investigations, audits, demands, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models, compliance with consumer protection laws, privacy, data security, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, we have recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2024. We are currently the subject of government investigations, audits, demands, and inquiries in other jurisdictions as well, and we may in the future settle, or record accruals with respect to, such matters. Further, the results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
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
•successfully integrate acquired technologies and businesses into our own;
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
•effectively adapt to and manage the regulatory environment and new laws related to our business; and
•effectively manage our costs related to Dashers.
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
We have incurred net losses in each year since our founding, we anticipate increasing expenses in the future, and we may not be able to achieve, maintain, or increase profitability in the future. We incurred a net loss of $331 million and $180 million in the six months ended June 30, 2023 and 2024, respectively, and as of June 30, 2024, we had an accumulated deficit of $5.3 billion. We expect our costs will increase over time and our losses to continue as we expect to invest significant additional funds towards growing our business. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, expanding into new markets and categories, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving, maintaining, or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increased expenses in future periods. As of June 30, 2024, we had $2.0 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards. We may expend substantial funds in connection with the tax withholding and remittance obligations that arise upon the vesting and settlement of certain of our RSUs.
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
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. In particular, local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. Globally, we compete with other local on-demand delivery companies, such as Uber Eats, Just Eat Takeaway (including Grubhub, which it acquired in 2021), and Delivery Hero, merchants that have their own online ordering platforms, online ordering systems, merchants that own and operate their own delivery fleets, grocers and grocery delivery services, convenience stores and convenience store delivery services, and companies that provide merchant delivery services. As we continue to expand to verticals beyond food, we may compete with additional businesses with substantial resources, users, and market and brand power, including large e-commerce companies, large retailers, and large grocery store chains. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers. Further, as we continue to expand our presence internationally, we also face competition from local incumbents in these markets.
Our current and future competitors may enjoy competitive advantages such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with local merchants and suppliers, larger existing user bases, more successful marketing capabilities, established geographic footprints and infrastructure, and substantially greater financial, technical, and other resources than we have. For example, with grocery delivery, we compete with established grocery chains that have strong bargaining power, established relationships with suppliers, and their own delivery fleets. Greater financial resources and product development capabilities may allow these competitors to respond more quickly and efficiently to new or emerging technologies and changes in merchant, consumer, and Dasher preferences that may render our platform less attractive or obsolete. If certain merchants choose to partner with our competitors in a specific geographic market, or if merchants choose to engage exclusively with our competitors, we may lack a sufficient variety and supply of merchant options or lack access to the most popular merchants, such that our offering would become less appealing to consumers. Our competitors have in the past, and may in the future, also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including by integrating their services or membership products with the offerings of another competitor or company that provides expanded distribution. Our competitors could also introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Such efforts may lead us to lose category share or require us to increase our marketing expenses in order to maintain our category share.

Many of our competitors are well capitalized and may offer discounted services, lower merchant commission rates and consumer fees, greater incentives for merchants joining their platforms and independent contractors who provide delivery services, consumer discounts and promotions, innovative platforms and offerings, and alternative pay models, any of which may be more attractive than those that we offer. Such competitive pressures have led us, and may lead us in the future, to change our commission rates and fees or change our incentives, discounts, and promotions to remain competitive. Such efforts have negatively affected, and will continue to negatively affect, our financial performance, and there is no guarantee that such efforts will be successful. Further, the markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to continue to lower their prices and fees, or increase the incentives, discounts, and promotions they offer, and compete more effectively against us. Local on-demand delivery services for food and the other verticals in which we compete are nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to achieve, maintain, or increase profitability. Further, merchants could determine that it is in their best interests to develop their own platforms to offer online pickup and delivery rather than use our platform.
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
In particular, the integration of Wolt Enterprises Oy ("Wolt"), which we acquired on May 31, 2022, into our business poses heightened risks, including write-offs or restructuring charges, unanticipated costs, and regulatory and compliance risks associated with operating in a number of new jurisdictions, and operational difficulties. The acquisition of Wolt also subjects us to liabilities that may exist at Wolt or may arise in connection with the acquisition, some of which may be unknown. Although we and our advisers conducted due diligence on the operations of Wolt, there can be no guarantee that we are aware of all liabilities of Wolt. These liabilities, and any additional risks and uncertainties related to the acquisition not currently known to us or that we may currently deem immaterial or unlikely to occur, could adversely affect our business, financial condition, and results of operations, including our profitability.
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
Challenges with operating and growing our business internationally increase the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may subject our business to broader economic, political, and other international risks, including economic volatility, security risks, and geopolitical conflicts, and may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions such as U.S. Office of Foreign Assets Control sanctions and similar European Union ("EU") sanctions. For example, Wolt's operations in markets that are in close proximity to Russia increase the difficulty in complying with trade and economic sanction regimes related to business with Russia.
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
We will need to continue to improve our operational and financial infrastructure, including the development of appropriate controls, in order to manage our business effectively and accurately report our results of operations. Similarly, our failure to implement and maintain effective data and information security systems with respect to our platform as we grow could result in breaches, security incidents, theft or fraud, service disruptions, loss of user confidence in our platform, legal claims, regulatory investigations, and damage to our reputation or brand, any of which could adversely affect our business, financial condition, and results of operations.
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
If the on-demand local commerce category does not continue to grow, or grows slower than we expect, our business, financial condition, and results of operations could be adversely affected.
The on-demand local commerce category has grown rapidly since we launched our platform in 2013, but it is uncertain to what extent the market for local commerce platforms will continue to grow, if at all. The markets for certain services we facilitate, in particular convenience, grocery, advertising, and certain other categories, are in earlier stages of development than our restaurant category, and it is uncertain whether demand for these services will continue to grow and achieve stable, widespread market acceptance, if at all. In addition, through our acquisition of Wolt, we have entered many geographies where the development of the on-demand local commerce category is in different stages of market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt on-demand local commerce platforms. If merchants and consumers do not embrace the transition to on-demand local commerce platforms as we expect, including as a result of concerns regarding safety, affordability, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms or otherwise, or instead adopt alternative solutions that may arise, then the market for our platform may not further develop or may develop slower than we expect, either of which could adversely affect our business, financial condition, and results of operations.
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
Illegal, improper, or otherwise inappropriate activities by merchants, consumers, or Dashers, including the activities of individuals who may have previously engaged with, but are not then receiving or providing services offered through, our platform or individuals who are impersonating consumers or Dashers, have occurred, and in the future may occur, which could adversely affect our brand, business, financial condition, and results of operations. These activities include food tampering, inappropriate or unsanitary food preparation, handling, or delivery, dangerous or unlawful vehicular operation, assault, battery, theft, unauthorized use of credit and debit cards or bank accounts, registering Dasher accounts with us with stolen personal information, consumer identity theft, and other misconduct. Such activities may result in physical injury, loss of life, property damage, and financial damage for consumers and third parties, and business interruptions, reputational and brand damage, or other significant liabilities for us.
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
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems, or the existing systems and third-party software applications that we rely on for financial reporting, do not perform as expected, we may experience further deficiencies in our controls and we may not be able to meet our financial reporting obligations. We also need to implement, integrate, and maintain effective internal control over financial reporting at companies we acquire, and any failure to do so could impact our ability to meet our financial reporting obligations.
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
We may incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, or in support of internal business operations, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, inappropriate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties, we may be subject to legal claims or liability and our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to our use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and results of operations. AI also presents emerging ethical and regulatory issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and automated decision-making technology more generally, may require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI and automated decision-making technology more generally in a manner that complies with applicable laws and regulations and ethically in order to minimize unintended, harmful impact.

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
We have implemented “sell-to-cover” to satisfy tax withholding obligations that arise upon the vesting and settlement of RSUs we issue to employees and service providers, pursuant to which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by us to the taxing authorities. Some holders may also elect to pay cash directly to us to cover such withholding obligations, but in a significant majority of cases, shares are sold on behalf of each holder upon the vesting and settlement of the RSUs. While such sales will not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, it will cause dilution to our stockholders and, to the extent a large number of shares are sold in connection with any vesting event, such sales volume may cause our stock price to fluctuate.
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
While we maintain that Dashers that utilize our platform are properly classified as independent contractors, Dashers may be reclassified as employees due to changes in the law or its interpretation. A reclassification of Dashers as employees would adversely affect our business, financial condition, and results of operations, including as a result of:
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
In addition to the harms listed above, a reclassification of Dashers as employees would require us to significantly alter our existing business model and operations in order to continue to operate our platform, which would result in significant increased costs and could negatively impact our ability to attract and retain couriers on our platform, which we would expect to have an adverse effect on our business, financial condition, and results of operations. A reclassification of Dashers as employees could also result in an increase to the fees we charge to consumers and the commissions we charge to merchants, which in turn could affect our ability to attract and retain consumers and merchant partners, and adversely affect our business, financial condition, and results of operations.
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
Some jurisdictions in the United States, Europe, and Asia have modified, or are considering modifying, their standards used to determine worker classification. For example, the California Legislature passed Assembly Bill ("AB 5") and it was signed into law by Governor Gavin Newsom on September 18, 2019 and became effective on January 1, 2020. AB 5 codified the Dynamex standard regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for Proposition 22 (“Proposition 22”) to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, on August 20, 2021, the Alameda County Superior Court in California issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General and other groups and individuals appealed to the California First District Court of Appeal. In March 2023, the Court of Appeal overturned the Alameda County Superior Court’s ruling and upheld nearly all of Proposition 22 as state law. In April 2023, petitioners consisting of a number of individuals and labor groups filed a petition for review in the Supreme Court of California, which was granted in June 2023. In July 2024, the Supreme Court of California upheld the Court of Appeal's March 2023 ruling, leaving nearly all of Proposition 22 in place as state law.
Certain provisions of Proposition 22 regarding compensation, along with certain other requirements, are applicable to us and Dashers in California. These provisions have increased our costs related to Dashers in California. To offset a portion of these increased costs, in certain circumstances we charge higher fees and commissions, which could result in lower order volumes over time. Depending on whether and how much we choose to increase fees and commissions, these increased costs could also lead to a lower Net Revenue Margin, defined as revenue expressed as a percentage of Marketplace GOV.
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
With the breadth of our geographic scope, the classification of Dashers that utilize our platform as independent contractors may be subject to challenge in other jurisdictions. In particular, through Wolt, we are subject to local regulations and challenges in Europe and Asia to the classification of Wolt courier partners as independent contractors. For example, on November 1, 2021, the Finnish Occupational Safety and Health Administration (through the Division at the Regional State Administrative Agency for Southern Finland) issued a decision which deemed that Wolt courier partners in Finland are in an employment relationship with Wolt, and that Wolt should be mandated to keep statutory records of Wolt courier partners' working hours. Although we appealed the decision and, in February 2024, the Administrative Court of Hämeenlinna issued a decision concluding that Wolt courier partners are not in an employment relationship with Wolt, this decision is subject to further appeal and we may be subject to similar actions in other jurisdictions. In addition, other jurisdictions are considering changing the standards used to determine worker classification, which may impact the classification of Dashers using our platform. For example, the EU's Platform Work Directive, which was agreed to in March 2024, will require EU member states to transpose its requirements to their national laws, including enacting new national laws for determining worker classification of platform workers, and may involve differing implementation by the various member states. Such EU-wide legislative reforms may adversely affect our ability to operate our current independent contractor model within the EU.
In certain jurisdictions where there are uncertainties associated with the interpretation of applicable law, or for other reasons, we may decide to adopt employment-based models, as Wolt already does in Germany, which could result in certain operational challenges and increased costs and cause us to withdraw from certain jurisdictions or decide not to expand our business in or into a certain jurisdiction, which could limit our growth and expansion opportunities.
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
The application of non-income, or indirect, taxes, such as sales and use tax, value-added tax, goods and services tax, business tax, and gross receipt tax, to businesses like ours is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain and could exceed the amount of any applicable reserves, if any. In addition to our own potential liability, if we or merchants pass along increased additional taxes and raise prices to consumers, our order volume may decline.
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
An increasing number of jurisdictions are considering or have adopted laws or administrative practices that impose new tax measures, including revenue-based taxes and additional reporting obligations, targeting online commerce and the remote selling of goods and services. These include new obligations to withhold or collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. Jurisdictions have also proposed or enacted taxes on gross revenue derived from, for example, sales of online advertising services and the provision of digital intermediary services such as the operation of online marketplaces. Proliferation of these or similar tax measures may continue unless broader international tax reform is implemented. Our results of operations and cash flows could be adversely affected by additional taxes imposed on us prospectively or retroactively, or additional taxes or penalties resulting from the failure to comply with any collection obligations or failure to provide information about our customers, suppliers, and other third parties for tax reporting purposes to various government agencies. In some cases, we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply with new reporting or collection obligations by the effective date.
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
In recent years, regulatory scrutiny of larger companies, technology companies, and companies engaged in dealings with independent contractors has increased. As a result, regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past in a manner adverse to our business, including by changing employment-related laws, mandating specific earnings standards for Dashers, requiring businesses like ours to maintain specific auto insurance coverage, or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in December 2023, a New York City rule mandating certain minimum earnings standards for certain food delivery workers took effect. In addition, many jurisdictions in which we operate have price control measures in effect on local commerce platforms. These price control measures, minimum earnings standards, and similar regulations have caused, and may in the future cause, us to increase the fees we charge to consumers. To the extent that price control measures, minimum earnings standards, or similar regulations lead to an increase in the fees we charge to consumers, consumer demand for our services could be reduced, which would further harm our business and results of operations. In addition, certain jurisdictions may challenge or seek to regulate the way in which we categorize, disclose, or collect consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing or misleading to consumers.
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
We receive, transmit, process, and store a large volume of personal data relating to the merchants, consumers, and Dashers that use our platform, as well as other personal data relating to our employees and other personnel. Numerous local, municipal, state, federal, national, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data and require the notification of certain security breaches involving personal data. These laws and regulations evolve frequently, and their scope may continually change through new legislation, amendments to existing legislation, or changes in enforcement, and such changes may be inconsistent from one jurisdiction to another. Any changes in these laws or regulations could add further complexity, variation in requirements, restrictions, and legal risk; require additional investment of resources in compliance and data management programs; and result in changes or increased compliance costs in business practices and policies. For example, requirements around consumer health data may restrict our ability to provide personalized content on our platform. We have incurred, and may continue to incur, significant expenses in our efforts to comply with current and evolving privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations.
We are increasingly subject to additional laws relating to privacy, data protection, and cybersecurity both in the United States and in other jurisdictions where we operate. For example, a growing number of U.S. states have enacted comprehensive privacy legislation similar to the California Consumer Privacy Act and, with our expansion in the EU, we have expanded our potential for liability under the EU’s General Data Protection Regulation ("GDPR"). These laws impose strict and sometimes inconsistent requirements relating to the processing of personal data as well as significant penalties, such as fines, injunctions against the processing of personal data, and civil litigation claims for noncompliance.
In particular, the GDPR imposes significant obligations relating to our processing of EU personal data. We must continuously adapt to new regulatory guidance and enforcement actions to comply with challenging requirements relating to the lawful processing of personal data, cross-border data transfer, data subject rights requests, and many other areas.

Uncertainty resulting from rapidly evolving GDPR requirements could present risks with respect to non-compliance, as well as increased costs to meet our obligations.
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
If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would be responsible for the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, or otherwise paid by our insurance subsidiary. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expenses could increase substantially, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if (i) the cost per claim, premiums, or the number of claims significantly exceeds our historical experience and coverage limits, (ii) we experience a claim in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a claim for which coverage is not provided, or (v) the number of claims under our deductibles or self-insured retentions differs from historical averages.
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
Where permitted under applicable law, we rely on accredited third-party background check providers to provide the criminal and/or driving history of potential Dashers and, in some cases, existing Dashers to help identify those that are not qualified to use our platform pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable law or regulations. If any of our third-party background check providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find alternate providers, and may not be able to secure similar terms or replace such partners in an acceptable time frame. In certain jurisdictions, including Canada and the United States, we currently rely on a single third-party background check provider. In other jurisdictions, we rely on a very limited number of background check providers. If the need arises, and we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential Dashers, and as a result, our platform may be less attractive to potential Dashers and we may have difficulty finding enough Dashers to meet consumer demand. Further, if the background checks conducted by our third-party background check providers are inaccurate or do not otherwise meet our expectations, unqualified Dashers may be permitted to make deliveries on our platform and, as a result, we may be unable to adequately help protect or provide a safe environment for our merchants and consumers. Conversely, inaccurate background checks may inadvertently exclude qualified Dashers from our platform. As a result of inaccurate background checks, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, if a Dasher engages in criminal activity after the third-party background check has been conducted, we may not be informed of such criminal activity and this Dasher may continue to have access to, and complete deliveries through, our platform.
We are also subject to a number of laws and regulations applicable to background checks for potential and existing Dashers that utilize our platform. If we or our third-party background check providers fail to comply with applicable laws, rules, and regulations, our reputation, business, financial condition, and results of operations could be adversely affected, and we could face regulatory or legal action, including class, collective, or other representative actions. For example, we have faced issues in the past, including investigations, lawsuits, inquiries, and demand letters, related to our background check review process and the notice requirements around background checks. In addition, background check qualification processes may be limited in certain jurisdictions based on national and local laws, and our third-party service providers may fail to conduct such background checks adequately or disclose information that could be relevant to a determination of eligibility.
In jurisdictions where there are no industry-specific regulations establishing standards for background checks, we decide on the scope of our background checks and the cadence with which we conduct such background checks, in accordance with applicable laws and regulations. If we choose background checks that are less thorough in scope than we are permitted to conduct under applicable law or regulation, or if we fail to run additional background checks after Dashers are onboarded, we may face negative publicity or become subject to litigation in the future.
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
We have integrations with PayPal, Stripe, Olo, Google Maps, AWS, and a variety of other third-party vendors. Third-party software, applications, products, and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings. Updates to third-party software that integrates with our offerings could cause our platform to not operate as efficiently as it previously had or at all. In addition, some of our competitors or merchants on our platform may take actions that disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to operate and distribute our platform. Any changes in these systems that degrade the functionality of our platform or give preferential treatment to competitive services could adversely affect usage of our platform.
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
The terms of our revolving credit facility include a number of covenants that limit our ability and our subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, merge or consolidate with other companies or sell substantially all of our assets and our subsidiaries' assets, taken as a whole, pay dividends, make redemptions and repurchases of stock, make investments and loans, or engage in transactions with affiliates. We are also required to comply with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the credit agreement. The terms of our revolving credit facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, including potential acquisitions, and compete against companies which are not subject to such restrictions.
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility and to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable. If the debt under our revolving credit facility were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of June 30, 2024, there were no revolving loans outstanding and $112 million in aggregate face amount of letters of credit issued under our revolving credit facility.
Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of June 30, 2024, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of LaunchPad, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 58% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to our initial public offering and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of June 30, 2024, our Co-Founders would collectively hold 68% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs.

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
•changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
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
If securities or industry analysts publish inaccurate or unfavorable research about us, our business, or our market, or if they change their analysis regarding our Class A common stock adversely, the market price and trading volume of our Class A common stock could decline.
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us, our business, our market, or our competitors. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If any of the analysts who cover us change their analysis regarding our Class A common stock adversely, publish more favorable analyses about our competitors than us, or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
April 1 - 30	—	$—	—	$1,100
May 1 - 31	—	$—	—	$1,100
June 1 - 30	14	$109.92	14	$1,098
Total	14		14

(1)In February 2024, our board of directors authorized the repurchase of up to $1.1 billion of our Class A common stock. In connection with this authorization, we have entered into Rule 10b5-1 plans, which as of June 30, 2024 resulted in the repurchase of approximately $2 million of our Class A common stock in open market transactions. Please refer to Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408, as follows:
On June 3, 2024, Gordon Lee, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 22,295 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2025, or earlier if all transactions under the trading arrangement are completed.
On June 6, 2024, Tia Sherringham, our General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 88,863 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 30, 2025, or earlier if all transactions under the trading arrangement are completed.
On June 6, 2024, Prabir Adarkar, our Chief Operating Officer and President, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 506,256 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 30, 2025, or earlier if all transactions under the trading arrangement are completed.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K	001-39759	3.1	March 5, 2021
3.2	Certificate of Change of Registered Agent.	10-K	001-39759	3.2	February 27, 2023
3.3	Amended and Restated Bylaws of the registrant.	10-K	001-39759	3.3	February 27, 2023
10.1	Amendment Agreement, dated as of April 26, 2024, by and among DoorDash, Inc., the guarantors party thereto, the lenders party thereto, the issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-39759	10.1	May 1, 2024
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
101
The following financial information from DoorDash, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.
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

DOORDASH, INC.

Date: August 1, 2024	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: August 1, 2024	By:	/s/ Ravi Inukonda
Ravi Inukonda
Chief Financial Officer
(Principal Financial Officer)