Form 10-Q
period 2024-09-30
DoorDash, Inc.
filed 2024-10-30
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The registrant had outstanding 388,981,171 shares of Class A common stock, 26,415,068 shares of Class B common stock, and no shares of Class C common stock as of October 25, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “would,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, financial and operational metrics, our ability to determine reserves, and our ability to maintain or increase long-term profitability;
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
•our expectations regarding outstanding litigation and legal, tax, and regulatory matters;
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2023	September 30, 2024

Assets
Current assets:
Cash and cash equivalents	$2,656	$3,664
Short-term marketable securities	1,422	1,300
Funds held at payment processors	356	335
Accounts receivable, net	533	622
Prepaid expenses and other current assets	630	839
Total current assets	5,597	6,760
Long-term restricted cash	11	13
Long-term marketable securities	583	795
Operating lease right-of-use assets	436	380
Property and equipment, net	712	733
Intangible assets, net	659	577
Goodwill	2,432	2,460
Non-marketable equity securities	46	40
Other assets	363	519
Total assets	$10,839	$12,277
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$216	$191
Operating lease liabilities	68	66
Accrued expenses and other current liabilities	3,126	3,837
Total current liabilities	3,410	4,094
Operating lease liabilities	454	466
Other liabilities	162	139
Total liabilities	4,026	4,699
Commitments and contingencies (Note 7)
Redeemable non-controlling interests	7	9
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2023 and September 30, 2024, 375,987 and 388,547 Class A shares issued and outstanding as of December 31, 2023 and September 30, 2024, respectively; 200,000 Class B shares authorized as of December 31, 2023 and September 30, 2024, 27,241 and 26,615 Class B shares issued and outstanding as of December 31, 2023 and September 30, 2024, respectively; 2,000,000 Class C shares authorized as of December 31, 2023 and September 30, 2024, zero Class C shares issued and outstanding as of December 31, 2023 and September 30, 2024
	—	—
Additional paid-in capital	11,887	12,843
Accumulated other comprehensive income	73	122
Accumulated deficit	(5,154)	(5,396)
Total stockholders’ equity	6,806	7,569
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$10,839	$12,277
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

Revenue	$2,164	$2,706	$6,332	$7,849
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,156	1,374	3,360	4,089
Sales and marketing	449	483	1,416	1,496
Research and development	250	289	750	871
General and administrative	289	315	915	1,128
Depreciation and amortization	128	138	379	420
Restructuring charges	—	—	2	—
Total costs and expenses	2,272	2,599	6,822	8,004
Income (loss) from operations	(108)	107	(490)	(155)
Interest income, net	40	54	101	148
Other expense, net	(1)	(6)	(6)	(13)
Income (loss) before income taxes	(69)	155	(395)	(20)
Provision for (benefit from) income taxes	6	(6)	14	2
Net income (loss) including redeemable non-controlling interests	(75)	161	(409)	(22)
Less: net loss attributable to redeemable non-controlling interests	(2)	(1)	(5)	(4)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(73)	$162	$(404)	$(18)
Net income (loss) per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	$(0.19)	$0.39	$(1.03)	$(0.04)
Diluted	$(0.19)	$0.38	$(1.03)	$(0.04)
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	393,217	413,106	390,794	409,703
Diluted	393,217	427,962	390,794	409,703
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

Net income (loss) including redeemable non-controlling interests	$(75)	$161	$(409)	$(22)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(80)	134	(46)	41
Change in unrealized gains and losses on marketable securities	3	13	11	8
Total other comprehensive income (loss)	(77)	147	(35)	49
Comprehensive income (loss) including redeemable non-controlling interests	(152)	308	(444)	27
Less: Comprehensive loss attributable to redeemable non-controlling interests	(2)	(1)	(5)	(4)
Comprehensive income (loss) attributable to DoorDash, Inc. common stockholders	$(150)	$309	$(439)	$31
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2022	$14	391,471	$—	$10,633	$(3,846)	$(33)	$6,754
Issuance of common stock upon settlement of restricted stock units	—	3,322	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,724	—	2	—	—	2
Stock-based compensation	—	—	—	265	—	—	265
Other comprehensive income	—	—	—	—	—	51	51
Repurchase and retirement of common stock	—	(6,761)	—	—	(393)	—	(393)
Net loss	(1)	—	—	—	(161)	—	(161)
Balances as of March 31, 2023	13	389,756	—	10,900	(4,400)	18	6,518
Issuance of common stock upon settlement of restricted stock units	—	5,489	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,848	—	1	—	—	1
Stock-based compensation	—	—	—	356	—	—	356
Other comprehensive loss	—	—	—	—	—	(9)	(9)
Repurchase and retirement of common stock	—	(4,441)	—	—	(300)	—	(300)
Net loss	(2)	—	—	—	(170)	—	(170)
Balances as of June 30, 2023	11	392,652	—	11,257	(4,870)	9	6,396
Issuance of common stock upon settlement of restricted stock units	—	4,079	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,733	—	2	—	—	2
Stock-based compensation	—	—	—	317	—	—	317
Other comprehensive loss		—	—	—	—	(77)	(77)
Repurchase and retirement of common stock	—	(78)	—	—	(6)	—	(6)
Net loss	(2)	—	—	—	(73)	—	(73)
Balances as of September 30, 2023	$9	398,386	$—	$11,576	$(4,949)	$(68)	$6,559
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2023	$7	403,228	$—	$11,887	$(5,154)	$73	$6,806
Issuance of common stock upon settlement of restricted stock units	—	3,710	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,574	—	1	—	—	1
Stock-based compensation	—	—	—	289	—	—	289
Recognition of redeemable non-controlling interest upon additional capital investment	6	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(74)	(74)
Net loss	(2)	—	—	—	(23)	—	(23)
Balances as of March 31, 2024	11	408,512	—	12,177	(5,177)	(1)	6,999
Issuance of common stock upon settlement of restricted stock units	—	3,626	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,016	—	2	—	—	2
Stock-based compensation	—	—	—	344	—	—	344
Other comprehensive loss	—	—	—	—	—	(24)	(24)
Repurchase and retirement of common stock	—	(14)	—	—	(2)	—	(2)
Net loss	(1)	—	—	—	(157)	—	(157)
Balances as of June 30, 2024	10	413,140	—	12,523	(5,336)	(25)	7,162
Issuance of common stock upon settlement of restricted stock units	—	3,410	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	726	—	4	—	—	4
Stock-based compensation	—	—	—	316	—	—	316
Other comprehensive income	—	—	—	—	—	147	147
Repurchase and retirement of common stock	—	(2,114)	—	—	(222)	—	(222)
Net income (loss)	(1)	—	—	—	162	—	162
Balances as of September 30, 2024	$9	415,162	$—	$12,843	$(5,396)	$122	$7,569
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2024
Cash flows from operating activities
Net loss including redeemable non-controlling interests	$(409)	$(22)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	379	420
Stock-based compensation	819	828
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	84	77
Office lease impairment expenses	—	83
Other	23	26
Changes in operating assets and liabilities:
Funds held at payment processors	52	24
Accounts receivable, net	(26)	(102)
Prepaid expenses and other current assets	(84)	(209)
Other assets	(45)	89
Accounts payable	6	(31)
Accrued expenses and other current liabilities	469	494
Payments for operating lease liabilities	(88)	(83)
Other liabilities	8	20
Net cash provided by operating activities	1,188	1,614
Cash flows from investing activities
Purchases of property and equipment	(94)	(72)
Capitalized software and website development costs	(143)	(160)
Purchases of marketable securities	(1,555)	(1,527)
Maturities of marketable securities	1,581	1,481
Sales of marketable securities	6	4
Purchases of non-marketable equity securities	(16)	—
Other investing activities	(2)	(7)
Net cash used in investing activities	(223)	(281)
Cash flows from financing activities
Proceeds from exercise of stock options	5	7
Repurchase of common stock	(699)	(224)
Other financing activities	(8)	6
Net cash used in financing activities	(702)	(211)
Foreign currency effect on cash, cash equivalents, and restricted cash	(16)	4
Net increase in cash, cash equivalents, and restricted cash	247	1,126
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	2,188	2,772
Cash, cash equivalents, and restricted cash, end of period	$2,435	$3,898
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$2,344	$3,664
Restricted cash included in prepaid expenses and other current assets	80	221
Long-term restricted cash	11	13
Total cash, cash equivalents, and restricted cash	$2,435	$3,898
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$18	$29
Stock-based compensation included in capitalized software and website development costs	$119	$121
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
In addition to the Marketplaces, the Company offers its Commerce Platform, which primarily includes DoorDash Drive and Wolt Drive (together, "Drive"), which are white-label delivery fulfillment services that enable merchants that have generated consumer demand through their own channels to fulfill this demand using the Company’s platform. The Commerce Platform also includes other services including Online Ordering, which enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or fulfillment capabilities.
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

In June 2024, the Company ceased use of and made available for sublease certain corporate office spaces. As a result, the Company determined that the asset groups which primarily consist of the related operating lease right-of-use assets and leasehold improvements were impaired, and recognized an impairment charge of $83 million recorded as general and administrative expenses during the nine months ended September 30, 2024. The fair value of the asset groups was estimated using an income-approach based on estimated future cash flows expected to be derived from the office spaces based on current sublease market rent. As of September 30, 2024, the Company was continuing its efforts to sublease the spaces.
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
3. Revenue
Disaggregated Revenue Information
All revenue recognized during the periods presented was related to the Company's core business, which is primarily composed of the Company's Marketplaces and Commerce Platform.
Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

United States	$1,953	$2,361	$5,738	$6,901
International	211	345	594	948
Total revenue	$2,164	$2,706	$6,332	$7,849
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily composed of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the nine months ended September 30, 2024 was as follows (in millions):

Nine Months Ended September 30, 2024
Beginning balance	$308
Addition to contract liabilities	1,975
Reduction of contract liabilities(1)(2)	(1,961)
Ending balance	$322
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
(2) Included in the beginning balance of contract liabilities was $181 million associated with unearned prepayments received by the Company, of which $163 million was recognized as revenue during the nine months ended September 30, 2024. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.
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

	Nine Months Ended September 30,
	2023	2024

Beginning balance	$100	$137
Addition to deferred contract costs	60	61
Amortization of deferred contract costs	(33)	(43)
Ending balance	$127	$155
Deferred contract costs, current	$46	$62
Deferred contract costs, non-current	81	93
Total deferred contract costs	$127	$155
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Nine Months Ended September 30,
	2023	2024

Beginning balance	$20	$17
Current-period provision for expected credit losses	7	11
Write-offs charged against the allowance	(8)	(6)
Ending balance	$19	$22

4. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the nine months ended September 30, 2024 were as follows (in millions):

Total

Balance as of December 31, 2023	$2,432
Effects of foreign currency translation	28
Balance as of September 30, 2024	$2,460
Intangible assets, net consisted of the following as of December 31, 2023 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	4.3	$241	$(117)	$124
Merchant relationships	9.1	302	(56)	246
Courier relationships	—	12	(12)	—
Customer relationships	1.4	123	(69)	54
Trade name and trademarks	8.4	286	(51)	235
Balance as of December 31, 2023		$964	$(305)	$659
Intangible assets, net consisted of the following as of September 30, 2024 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	3.6	$242	$(139)	$103
Merchant relationships	8.5	304	(79)	225
Customer relationships	0.7	124	(99)	25
Trade name and trademarks	7.6	289	(73)	216
Assembled workforce in asset acquisition	2.5	10	(2)	8
Balance as of September 30, 2024		$969	$(392)	$577
Amortization expense associated with intangible assets was $30 million and $32 million for the three months ended September 30, 2023 and 2024, respectively. Amortization expense associated with intangible assets was $97 million and $94 million for the nine months ended September 30, 2023 and 2024, respectively.
The estimated future amortization expense of intangible assets as of September 30, 2024 is as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2024	$32
2025	105
2026	86
2027	81
2028	65
Thereafter	208
Total estimated future amortization expense	$577

5. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$1,349	$—	$—	$1,349
U.S. Treasury securities	—	35	—	35
Short-term marketable securities
Certificates of deposit	—	38	—	38
Commercial paper	—	216	—	216
Corporate bonds	—	289	—	289
U.S. government agency securities	—	162	—	162
U.S. Treasury securities	—	717	—	717
Long-term marketable securities
Corporate bonds	—	383	—	383
U.S. government agency securities	—	55	—	55
U.S. Treasury securities	—	145	—	145
Total	$1,349	$2,040	$—	$3,389

	September 30, 2024
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$2,433	$—	$—	$2,433
Commercial paper	—	24	—	24
Certificates of deposit	—	2	—	2
U.S. Treasury securities	—	7	—	7
Short-term marketable securities
Certificates of deposit	—	40	—	40
Commercial paper	—	101	—	101
Corporate bonds	—	462	—	462
U.S. government agency securities	—	46	—	46
U.S. Treasury securities	—	606	—	606
Mutual funds	45	—	—	45
Long-term marketable securities
Corporate bonds	—	467	—	467
U.S. government agency securities	—	69	—	69
U.S. Treasury securities	—	259	—	259
Total	$2,478	$2,083	$—	$4,561
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

During the nine months ended September 30, 2023, the Company made investments in non-marketable equity securities of $19 million. In the three and nine months ended September 30, 2023 and 2024, the Company did not record any material upward or downward adjustments or impairments on its non-marketable equity securities.
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2023 and September 30, 2024, including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other expense, net in the condensed consolidated statements of operations during the period in which they were incurred (in millions):

	December 31, 2023	September 30, 2024
Initial cost basis	$450	$450
Upward adjustments	9	9
Downward adjustments (including impairment)	(413)	(419)
Total carrying value at the end of reporting period	$46	$40
6. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2023
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$1,349	$—	$—	$1,349
U.S. Treasury securities	35	—	—	35
Short-term marketable securities
Certificates of deposit	38	—	—	38
Commercial paper	216	—	—	216
Corporate bonds	290	—	(1)	289
U.S. government agency securities	162	—	—	162
U.S. Treasury securities	717	1	(1)	717
Long-term marketable securities
Corporate bonds	382	2	(1)	383
U.S. government agency securities	55	—	—	55
U.S. Treasury securities	144	1	—	145
Total	$3,388	$4	$(3)	$3,389

	September 30, 2024
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$2,433	$—	$—	$2,433
Commercial paper	24	—	—	24
Certificates of deposit	2	—	—	2
U.S. Treasury securities	7	—	—	7
Short-term marketable securities
Certificates of deposit	40	—	—	40
Commercial paper	101	—	—	101
Corporate bonds	461	1	—	462
U.S. government agency securities	46	—	—	46
U.S. Treasury securities	605	1	—	606
Mutual funds	45	—	—	45
Long-term marketable securities
Corporate bonds	463	4	—	467
U.S. government agency securities	68	1	—	69
U.S. Treasury securities	257	2	—	259
Total	$4,552	$9	$—	$4,561
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2023, and September 30, 2024.
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2023	September 30, 2024

Equipment for merchants	$167	$180
Computer equipment and software	77	91
Capitalized software and website development costs	953	1,233
Leasehold improvements	217	209
Office equipment	66	73
Construction in progress	40	42
Total	1,520	1,828
Less: Accumulated depreciation and amortization	(808)	(1,095)
Property and equipment, net	$712	$733
Depreciation expenses were $31 million and $27 million for the three months ended September 30, 2023 and 2024, respectively. Depreciation expenses were $97 million and $90 million for the nine months ended September 30, 2023 and 2024, respectively.
The Company capitalized $88 million and $98 million in capitalized software and website development costs during the three months ended September 30, 2023 and 2024, respectively. The Company capitalized $264 million and $280 million in capitalized software and website development costs during the nine months ended September 30, 2023 and 2024, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $67 million and $79 million for the three months ended September 30, 2023 and 2024, respectively. Amortization of capitalized software and website development costs was $185 million and $236 million for the nine months ended September 30, 2023 and 2024, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2023	September 30, 2024

Litigation reserves	$75	$155
Sales tax payable and accrued sales and indirect taxes	245	310
Accrued operations related expenses	331	423
Accrued advertising	112	136
Dasher and merchant payable	950	1,073
Insurance reserves	758	1,023
Contract liabilities	308	322
Other	347	395
Total	$3,126	$3,837
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
The Company is currently the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay models, compliance with consumer protection laws, privacy, data security, tax issues, unemployment insurance, workers' compensation insurance, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, the Company has recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2024. The results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on the Company's business, financial condition, and results of operations.
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
The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications was recorded as of December 31, 2023 and September 30, 2024.
Insurance Collateral
The Company is required to maintain $692 million in collateral in connection with certain insurance policies, which can be held in a combination of cash, surety bonds, and letters of credit. As of September 30, 2024, the Company had $692 million of collateral outstanding in the form of surety bonds and letters of credit in connection with the insurance collateral requirement.
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
As of December 31, 2023 and September 30, 2024, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2023 and September 30, 2024, no revolving loans were outstanding under the credit facility.
In addition to the letters of credit maintained in connection with the insurance collateral requirement, the Company also maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2023 and September 30, 2024, the Company had $138 million and $140 million of issued letters of credit outstanding, respectively, of which $115 million and $112 million, respectively, were issued from the revolving credit and guaranty agreement.
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
8. Common Stock
Share Repurchase Program
In February 2024, the Company authorized the repurchase of its Class A common stock, in an aggregate amount of up to $1.1 billion. During the three months ended September 30, 2024, the Company repurchased 2.1 million shares of its Class A common stock at a weighted average price of $105.09 per share for a total amount of $222 million. During the nine months ended September 30, 2024, the Company repurchased 2.1 million shares of its Class A common stock at a weighted average price of $105.12 per share for a total amount of $224 million. The shares were retired immediately upon repurchase.
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
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested restricted stock as of December 31, 2023	285
Granted	—	$—
Vested	(140)	$76.91
Forfeited	—	$—
Unvested restricted stock as of September 30, 2024	145
Stock Award Activities
A summary of stock option activity under the 2014 Equity Incentive Plan, 2020 Equity Incentive Plan, and 2022 Inducement Equity Incentive Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2023	9,022	$4.38	3.41	$853
Granted	—	$—
Exercised	(3,316)	$2.05		$388
Cancelled and forfeited	(2)	$2.31
Balance as of September 30, 2024	5,704	$5.73	3.45	$781
Exercisable as of September 30, 2024	5,452	$5.81	3.51	$746
Vested and expected to vest as of September 30, 2024	5,704	$5.73	3.45	$781
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2023 and 2024 was $358 million and $388 million, respectively. There were no stock options granted during the nine months ended September 30, 2023 and 2024.

A summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested RSUs as of December 31, 2023	37,792		$3,645
Granted	7,492	$123.47
Vested	(14)	$79.36
Vested and settled	(10,736)	$83.32
Forfeited	(2,269)	$82.78
Unvested RSUs as of September 30, 2024	32,265		$4,605
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the nine months ended September 30, 2023 and 2024 was $61.78 and $123.47, respectively.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024

Cost of revenue, exclusive of depreciation and amortization	$36	$36	$103	$109
Sales and marketing	30	30	90	87
Research and development	119	126	350	379
General and administrative	93	82	276	253
Total stock-based compensation expense	$278	$274	$819	$828
As of September 30, 2024, there was $5 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.01 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of September 30, 2024, unrecognized stock-based compensation expense related to the CEO Performance Award was $18 million, which is expected to be recognized over a period of 0.57 years.
As of September 30, 2024, there was $1.8 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award. The Company expects to recognize this expense over the remaining weighted-average period of 2.12 years.
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
The Company recorded $6 million of provision for income taxes and $6 million of benefit from income taxes for the three months ended September 30, 2023 and 2024, respectively. The Company recorded $14 million and $2 million of provision for income taxes for the nine months ended September 30, 2023 and 2024, respectively. The provision for income taxes for 2023 was primarily attributable to positive pre-tax book income in the United States resulting in federal and state income taxes. The benefit from income taxes for the three months ended September 30, 2024, was primarily driven by 2023 losses generated in non-U.S. jurisdictions for which a tax benefit can be realized.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of September 30, 2024, the Company maintains a full valuation allowance on its deferred tax assets except for certain foreign jurisdictions.
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
10. Net Income (Loss) per Share Attributable to DoorDash, Inc. Common Stockholders
The Company computes net income (loss) per share attributable to DoorDash, Inc. common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses. The computation of diluted net income per share of Class A common stock for the three months ended September 30, 2024 does not assume the conversion of Class B common stock to Class A common stock because including such shares would have an anti-dilutive effect.
The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders during the periods presented (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2024		2023		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Basic net income (loss) per share
Numerator
Net income (loss) including redeemable non-controlling interests	(70)	(5)	151	10	(380)	(29)	(21)	(1)
Less: Net loss attributable to redeemable non-controlling interests	(2)	—	(1)	—	(5)	—	(4)	—
Net income (loss) attributable to DoorDash, Inc. common stockholders	(68)	(5)	152	10	(375)	(29)	(17)	(1)
Denominator
Weighted-average number of shares outstanding used to compute basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	365,749	27,468	386,278	26,828	363,111	27,683	382,625	27,078
Basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	$(0.19)	$(0.19)	$0.39	$0.39	$(1.03)	$(1.03)	$(0.04)	$(0.04)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2024		2023		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Diluted net income (loss) per share
Numerator
Net income (loss) attributable to DoorDash, Inc. common stockholders	(68)	(5)	152	10	(375)	(29)	(17)	(1)
Denominator
Weighted-average number of shares outstanding used to compute basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	365,749	27,468	386,278	26,828	363,111	27,683	382,625	27,078
Weighted-average effect of potentially dilutive securities	—	—	14,856	—	—	—	—	—
Weighted-average number of shares outstanding used to compute diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders	365,749	27,468	401,134	26,828	363,111	27,683	382,625	27,078
Diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders	$(0.19)	$(0.19)	$0.38	$0.38	$(1.03)	$(1.03)	$(0.04)	$(0.04)
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including such shares would have an anti-dilutive effect, or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Stock options to purchase common stock	10,716	—	10,716	5,704
Unvested restricted stock and restricted stock units	40,779	11,585	40,779	32,410
Escrow shares	2,010	72	2,010	72
Total	53,505	11,657	53,505	38,186

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
In addition to our Marketplaces, we offer our Commerce Platform, which primarily includes DoorDash Drive and Wolt Drive, which are white-label delivery fulfillment services that enable merchants that have generated consumer demand through their own channels to fulfill this demand using our platform. The Commerce Platform also includes other services including Online Ordering, which enables merchants to create their own branded online ordering experience, providing them with a turnkey solution to offer consumers on-demand access to e-commerce without investing in in-house engineering or fulfillment capabilities.
Financial and Operational Highlights
We use the following financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,
(in millions, except percentages)	2023	2024

Total Orders	543	643
Total Orders Y/Y growth	24%	18%
Marketplace GOV	$16,751	$20,002
Marketplace GOV Y/Y growth	24%	19%
Revenue	$2,164	$2,706
Revenue Y/Y growth	27%	25%
Net Revenue Margin	12.9%	13.5%
GAAP gross profit	$962	$1,283
GAAP gross profit as a % of Marketplace GOV	5.7%	6.4%
Contribution Profit(1)	$640	$930
Contribution Profit as a % of Marketplace GOV	3.8%	4.6%
GAAP net income (loss) attributable to DoorDash, Inc. common stockholders	$(73)	$162
GAAP net income (loss) attributable to DoorDash, Inc. common stockholders as a % of Marketplace GOV	(0.4)%	0.8%
Adjusted EBITDA(1)	$344	$533
Adjusted EBITDA as a % of Marketplace GOV	2.1%	2.7%
Weighted-average diluted shares outstanding	393	428

(1)Contribution Profit and Adjusted EBITDA are non-GAAP financial measures. For more information regarding our use of these measures and reconciliations to the most directly comparable financial measures calculated in accordance with GAAP, see the section titled “Non-GAAP Financial Measures."
Total Orders. We define Total Orders as all orders completed through our Marketplaces and Commerce Platform businesses over the period of measurement.
In the third quarter of 2024, Total Orders increased to 643 million, or 18% growth compared to the same quarter of 2023. The increase in Total Orders was driven primarily by growth in consumers and growth in average consumer engagement.
Marketplace GOV. We define Marketplace GOV as the total dollar value of orders completed on our Marketplaces, including taxes, tips1, and any applicable consumer fees, including membership fees related to DashPass and Wolt+. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants, for orders fulfilled through Drive and Online Ordering.
In the third quarter of 2024, Marketplace GOV increased to $20.0 billion, or 19% growth compared to the same quarter of 2023, driven primarily by growth in Total Orders.
Net Revenue Margin. We define Net Revenue Margin as revenue expressed as a percentage of Marketplace GOV.
In the third quarter of 2024, Net Revenue Margin increased to 13.5% from 12.9% in the same quarter of 2023, primarily due to increasing contribution from advertising revenue and improvements to logistics quality and efficiency.
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
In the third quarter of 2024, Contribution Profit increased to $930 million, compared to $640 million in the same quarter of 2023, driven primarily by growth in revenue, partially offset by increases in cost of revenue.
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) attributable to DoorDash, Inc. common stockholders, adjusted to include net income (loss) attributable to redeemable non-controlling interests and exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv) impairment expenses, (v) restructuring charges, (vi) inventory write-off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest income, net, (ix) other expense, net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense.
Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business.
In the third quarter of 2024, Adjusted EBITDA increased to $533 million from $344 million in the same quarter of 2023, driven primarily by growth in Contribution Profit.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
In the third quarter of 2024, we generated net cash provided by operating activities of $531 million and Free Cash Flow of $444 million, up from $398 million and $324 million, respectively in the same quarter of 2023. The increase in Free Cash Flow was driven primarily by an increase in net cash provided by operating activities.
1 Dashers receive 100% of tips

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024

Revenue	$2,164	$2,706	$6,332	$7,849
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,156	1,374	3,360	4,089
Sales and marketing	449	483	1,416	1,496
Research and development	250	289	750	871
General and administrative	289	315	915	1,128
Depreciation and amortization(2)	128	138	379	420
Restructuring charges	—	—	2	—
Total costs and expenses	2,272	2,599	6,822	8,004
Income (loss) from operations	(108)	107	(490)	(155)
Interest income, net	40	54	101	148
Other expense, net	(1)	(6)	(6)	(13)
Income (loss) before income taxes	(69)	155	(395)	(20)
Provision for (benefit from) income taxes	6	(6)	14	2
Net income (loss) including redeemable non-controlling interests	(75)	161	(409)	(22)
Less: net loss attributable to redeemable non-controlling interests	(2)	(1)	(5)	(4)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(73)	$162	$(404)	$(18)
(1)Costs and expenses included stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024

Cost of revenue, exclusive of depreciation and amortization	$36	$36	$103	$109
Sales and marketing	30	30	90	87
Research and development	119	126	350	379
General and administrative	93	82	276	253
Total stock-based compensation expense	$278	$274	$819	$828
(2)Depreciation and amortization related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024

Cost of revenue	$46	$49	$138	$153
Sales and marketing	29	30	95	90
Research and development	51	55	137	163
General and administrative	2	4	9	14
Total depreciation and amortization	$128	$138	$379	$420

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	53%	51%	53%	52%
Sales and marketing	21%	18%	22%	19%
Research and development	12%	11%	12%	11%
General and administrative	13%	11%	14%	15%
Depreciation and amortization	6%	5%	6%	5%
Restructuring charges	—%	—%	—%	—%
Total costs and expenses	105%	96%	107%	102%
Income (loss) from operations	(5)%	4%	(7)%	(2)%
Interest income, net	2%	2%	2%	2%
Other expense, net	—%	—%	—%	—%
Income (loss) before income taxes	(3)%	6%	(5)%	—%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net income (loss) including redeemable non-controlling interests	(3)%	6%	(5)%	—%
Less: net loss attributable to redeemable non-controlling interests	—%	—%	—%	—%
Net income (loss) attributable to DoorDash, Inc. common stockholders	(3)%	6%	(5)%	—%
Comparison of the Three and Nine Months Ended September 30, 2023 and 2024
Revenue
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
In addition, we generate revenue from other sources, including our Commerce Platform, which primarily consists of our Drive and Online Ordering offerings. We generate revenue from Drive by collecting per-order fees from merchants to arrange for delivery services that fulfill demand generated through their own channels.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Revenue	$2,164	$2,706	25%	$6,332	$7,849	24%
Revenue increased by $542 million, or 25%, during the third quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by a 19% increase in Marketplace GOV. During the third quarter of 2024, revenue grew at a faster rate than Marketplace GOV during the same period primarily due to an increasing contribution from advertising revenue and improvements to logistics quality and efficiency.
Revenue increased by $1.5 billion, or 24%, during the first nine months of 2024, compared to the same period of 2023. The increase was primarily driven by a 20% increase in Marketplace GOV. For the first nine months of 2024, revenue grew at a faster rate than Marketplace GOV during the same period primarily due to an increasing contribution from advertising revenue and improvements to logistics quality and efficiency.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,156	$1,374	19%	$3,360	$4,089	22%
Cost of revenue, exclusive of depreciation and amortization, increased by $218 million, or 19%, for the third quarter of 2024, compared to the same quarter of 2023. The increase was primarily attributable to an increase of $157 million in order management costs and an increase of $35 million in platform costs, driven primarily by growth in Total Orders. Order management costs also increased due to an increase in costs associated with our first-party distribution business.
Cost of revenue, exclusive of depreciation and amortization, increased by $729 million, or 22%, during the first nine months of 2024, compared to the same period of 2023. The increase was primarily attributable to an increase of $609 million in order management costs, driven primarily by growth in Total Orders. Order management costs also increased due to an increase in insurance reserves and costs associated with our first-party distribution business.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Sales and marketing	$449	$483	8%	$1,416	$1,496	6%
Sales and marketing expenses increased by $34 million, or 8%, for the third quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase of $20 million in personnel-related compensation expenses and an increase of $12 million in advertising expenses.
Sales and marketing expenses increased by $80 million, or 6%, during the first nine months of 2024, compared to the same period of 2023. The increase was primarily driven by an increase of $50 million in personnel-related compensation expenses and an increase of $20 million in advertising expenses.

Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Research and development	$250	$289	16%	$750	$871	16%
Research and development expenses increased by $39 million, or 16%, for the third quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase of $40 million in personnel-related compensation expenses and allocated overhead.
Research and development expenses increased by $121 million, or 16%, during the first nine months of 2024, compared to the same period of 2023. The increase was primarily driven by an increase of $117 million in personnel-related compensation expenses and allocated overhead.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

General and administrative	$289	$315	9%	$915	$1,128	23%
General and administrative expenses increased by $26 million, or 9%, for the third quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase of $17 million in sales and indirect taxes and an increase in personnel-related compensation expenses and allocated overhead, exclusive of stock-based compensation related to the CEO performance award, of $13 million, primarily driven by increased headcount.
General and administrative expenses increased by $213 million, or 23%, during the first nine months of 2024, compared to the same period of 2023. The increase was primarily driven by an increase of $83 million in office lease impairment expenses, an increase of $61 million in legal, tax, and regulatory expenses, and an increase in personnel-related compensation expenses and allocated overhead, exclusive of stock-based compensation related to the CEO performance award, of $35 million, primarily driven by increased headcount.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Depreciation and amortization	$128	$138	8%	$379	$420	11%

Depreciation and amortization expenses increased by $10 million, or 8%, for the third quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase of $12 million in amortization expense related to increased capitalized software and website development costs.
Depreciation and amortization expenses increased by $41 million, or 11%, during the first nine months of 2024, compared to the same period of 2023. The increase was primarily driven by an increase of $51 million in amortization expense related to increased capitalized software and website development costs.
Restructuring Charges
Restructuring charges primarily consist of separation-related payments and other termination benefit costs associated with restructuring activities.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Restructuring charges	$—	$—	*	$2	$—	*
*Percentage not meaningful
Restructuring charges were not material in the periods presented.
Interest Income, Net
Interest income, net primarily consists of interest earned on our cash, cash equivalents, and marketable securities, net of interest costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Interest income, net	$40	$54	35%	$101	$148	47%
Interest income, net increased by $14 million for the third quarter of 2024, compared to the same quarter of 2023. The increase was primarily driven by an increase in average interest rates during 2023, resulting in higher interest income earned on marketable securities in the third quarter of 2024.
Interest income, net increased by $47 million during the first nine months of 2024, compared to the same period of 2023. The increase was primarily driven by an increase in average interest rates during 2023, resulting in higher interest income earned on marketable securities in the first nine months of 2024.
Other Expense, Net
Other expense, net primarily consists of adjustments to non-marketable equity securities, including impairment, as well as gains and losses from transactions denominated in a currency other than the functional currency.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Other expense, net	$(1)	$(6)	500%	$(6)	$(13)	117%
Other expense, net was not material in the periods presented.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2023	2024	% Change	2023	2024	% Change

Provision for (benefit from) income taxes	$6	$(6)	*	$14	$2	*
*Percentage not meaningful
The benefit from income taxes for the third quarter of 2024 was primarily driven by losses generated in non-U.S. jurisdictions for which a tax benefit can be realized. The provision for income taxes for the same quarter of 2023 was primarily attributable to positive pre-tax book income in the United States resulting in federal and state income taxes.
The provision for income taxes for the first nine months of 2024 was primarily driven by foreign tax expense, offset by the tax benefit associated with 2023 losses in non-U.S. jurisdictions for which a tax benefit can be realized. The provision for income taxes for the first nine months of 2023 was primarily attributable to positive pre-tax book income in the United States resulting in federal and state income taxes.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024

Cost of revenue, exclusive of depreciation and amortization	$1,156	$1,374	$3,360	$4,089
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(37)	(36)	(104)	(110)
Allocated overhead	(8)	(9)	(25)	(26)
Adjusted cost of revenue	$1,111	$1,329	$3,231	$3,953
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
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024

Sales and marketing	$449	$483	$1,416	$1,496
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(30)	(30)	(90)	(88)
Allocated overhead	(6)	(6)	(18)	(18)
Adjusted sales and marketing	$413	$447	$1,308	$1,390
Adjusted Research and Development Expense
We define adjusted research and development expense as research and development expenses excluding stock-based compensation expense and certain payroll tax expense, and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by

Total Orders. We believe excluding such expenses provides a better period-to-period comparison of the core operating performance of our business.
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024

Research and development	$250	$289	$750	$871
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(119)	(126)	(351)	(381)
Allocated overhead	(5)	(7)	(14)	(18)
Adjusted research and development	$126	$156	$385	$472
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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024

General and administrative	$289	$315	$915	$1,128
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(94)	(83)	(277)	(255)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(44)	(13)	(112)	(150)
Transaction-related costs	—	—	(2)	(2)
Office lease impairment expenses	—	—	—	(83)
Allocated overhead from cost of revenue, sales and marketing, and research and development	19	22	57	62
Adjusted general and administrative	$170	$241	$581	$700
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
Gross profit is the most directly comparable financial measure to Contribution Profit. The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2023	2024	2023	2024

Revenue	$2,164	$2,706	$6,332	$7,849
Less: Cost of revenue, exclusive of depreciation and amortization	(1,156)	(1,374)	(3,360)	(4,089)
Less: Depreciation and amortization related to cost of revenue	(46)	(49)	(138)	(153)
Gross profit	$962	$1,283	$2,834	$3,607
Gross Margin	44.5%	47.4%	44.8%	46.0%
Less: Sales and marketing	$(449)	$(483)	$(1,416)	$(1,496)
Add: Depreciation and amortization related to cost of revenue	46	49	138	153
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	67	66	194	198
Add: Allocated overhead included in cost of revenue and sales and marketing	14	15	43	44
Contribution Profit	$640	$930	$1,793	$2,506
Contribution Margin	29.6%	34.4%	28.3%	31.9%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2023	2024	2023	2024

Gross profit	$962	$1,283	$2,834	$3,607
Add: Depreciation and amortization related to cost of revenue	46	49	138	153
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	37	36	104	110
Add: Allocated overhead included in cost of revenue	8	9	25	26
Adjusted Gross Profit	$1,053	$1,377	$3,101	$3,896
Adjusted Gross Margin	48.7%	50.9%	49.0%	49.6%
Adjusted EBITDA
Adjusted EBITDA is a measure that we use to assess our operating performance and the operating leverage in our business. We define Adjusted EBITDA as net income (loss) attributable to DoorDash, Inc. common stockholders, adjusted to include net income (loss) attributable to redeemable non-controlling interests and exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv) impairment expenses, (v)

restructuring charges, (vi) inventory write-off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest income, net, (ix) other expense, net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense.
Beginning with the third quarter of 2024, we now present net income (loss) attributable to DoorDash, Inc. common stockholders as the most comparable GAAP measure to Adjusted EBITDA and we have changed our presentation of the reconciliation of Adjusted EBITDA to reconcile Adjusted EBITDA to net income (loss) attributable to DoorDash, Inc. common stockholders. We believe this is an important measure used by investors to assess the health and performance of our operations and that this presentation better reflects the comparison of that performance to the most comparable GAAP measure impacting DoorDash stockholders. We are continuing to show both net income (loss) attributable to DoorDash, Inc. common stockholders and net income (loss) including redeemable non-controlling interests so that investors can easily compare our historical presentations. The presentation for the three and nine months ended September 30, 2023 has been conformed to this presentation.
The following table provides a reconciliation of net income (loss) attributable to DoorDash, Inc. common stockholders to Adjusted EBITDA, and a reconciliation of net income (loss) including redeemable non-controlling interests to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2024	2023	2024

Net income (loss) attributable to DoorDash, Inc. common stockholders	$(73)	$162	$(404)	$(18)
Add: Net loss attributable to redeemable non-controlling interests	(2)	(1)	(5)	(4)
Net income (loss) including redeemable non-controlling interests	$(75)	$161	$(409)	$(22)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	44	13	112	150
Transaction-related costs	—	—	2	2
Office lease impairment expenses	—	—	—	83
Restructuring charges	—	—	2	—
Provision for (benefit from) income taxes	6	(6)	14	2
Interest income, net	(40)	(54)	(101)	(148)
Other expense, net	1	6	6	13
Stock-based compensation expense and certain payroll tax expense	280	275	822	834
Depreciation and amortization expense	128	138	379	420
Adjusted EBITDA	$344	$533	$827	$1,334
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

The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Nine Months Ended September 30,
(in millions)	2023	2024

Net cash provided by operating activities	$1,188	$1,614
Purchases of property and equipment	(94)	(72)
Capitalized software and website development costs	(143)	(160)
Free Cash Flow	$951	$1,382

Net cash used in investing activities	$(223)	$(281)
Net cash used in financing activities	$(702)	$(211)
Credit Facility
On November 19, 2019, we entered into a revolving credit and guaranty agreement with certain lenders, which, as most recently amended and restated on April 26, 2024, provides for an $800 million unsecured revolving credit facility maturing on April 26, 2029, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $600 million. As of September 30, 2024, we were in compliance with the covenants under the revolving credit and guaranty agreement. As amended and restated, the credit agreement contains customary affirmative covenants, as well as customary negative covenants that restrict our ability and our subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, declare cash dividends or make certain other distributions, repurchase stock, merge or consolidate with other companies or sell substantially all of our and our subsidiaries' assets, taken as a whole, make investments and loans, and engage in certain transactions with affiliates. The Company must also maintain compliance with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the credit agreement. As of December 31, 2023 and September 30, 2024, no revolving loans were outstanding and $115 million and $112 million of letters of credit were issued under our revolving credit facility, respectively.
Liquidity and Capital Resources
As of September 30, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $5.8 billion, which consisted of cash and cash equivalents of $3.7 billion, short-term marketable securities of $1.3 billion, and long-term marketable securities of $795 million. Additionally, funds held at payment processors of $335 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks, as well as institutional money market funds, commercial paper, certificates of deposit and U.S. Treasury securities. Marketable securities consisted of certificates of deposit, commercial paper, corporate bonds, U.S. government agency securities, U.S. Treasury securities, and mutual funds.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $5.4 billion as of September 30, 2024. We have historically funded our operations from cash from operations as well as the issuance of equity securities, including in our initial public offering in December 2020. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the available borrowings under our revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount up to $1.1 billion. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. The timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of September 30, 2024, approximately $876 million remained available under the repurchase authorization.

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
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2023	2024

Net cash provided by operating activities	$1,188	$1,614
Net cash used in investing activities	(223)	(281)
Net cash used in financing activities	(702)	(211)
Foreign currency effect on cash, cash equivalents, and restricted cash	(16)	4
Net increase in cash, cash equivalents, and restricted cash	$247	$1,126
Operating Activities
Cash provided by operating activities was $1.6 billion for the first nine months of 2024. This consisted of a net loss including redeemable non-controlling interests of $22 million, offset by non-cash stock-based compensation expense of $828 million, non-cash depreciation and amortization expense of $420 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $77 million, non-cash office lease impairment expenses of $83 million, and other net non-cash expenses of $26 million, as well as $202 million net inflows from changes in operating assets and liabilities primarily driven by an increase in accrued expenses and other current liabilities, partially offset by increases in prepaid expenses and other current assets and accounts receivable, net.
Cash provided by operating activities was $1.2 billion for the first nine months of 2023. This consisted of a net loss, including redeemable non-controlling interests, of $409 million, offset by non-cash stock-based compensation expense of $819 million, non-cash depreciation and amortization expense of $379 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $84 million, and other net non-cash expenses of $23 million, as well as $292 million net inflows from changes in operating assets and liabilities primarily driven by an increase in accrued liabilities and other current liabilities, partially offset by an increase in prepaid expenses and other current assets and payments for operating lease liabilities.
Investing Activities
Cash used in investing activities was $281 million for the first nine months of 2024, which primarily consisted of purchases of marketable securities of $1.5 billion, purchases of property and equipment of $72 million, and cash outflows for capitalized software and website development costs of $160 million, partially offset by proceeds from maturities and sales of marketable securities of $1.5 billion.
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
Financing Activities
Cash used in financing activities was $211 million for the first nine months of 2024, which consisted of repurchases of our Class A common stock of $224 million, partially offset by proceeds from exercise of stock options of $7 million and other financing activities of $6 million.
Cash used in financing activities was $702 million for the first nine months of 2023, which primarily consisted of repurchases of our Class A common stock of $699 million.

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
Based on our investment portfolio balance as of September 30, 2024, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
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
The aggregate carrying value of our non-marketable equity investments was $40 million as of September 30, 2024. Adjustments or impairments are recorded in other expense, net on the condensed consolidated statements of operations and establish a new carrying value for the investment.
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

We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three and nine months ended September 30, 2024. Based on our foreign currency exposures from monetary assets and liabilities as of September 30, 2024, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States and foreign jurisdictions. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed California Assembly Bill 5 ("AB 5"), which was signed into law in September 2019 and became effective in January 2020. AB 5 codified the standard in the California Supreme Court's 2018 ruling in Dynamex Operations West, Inc. v Superior Court ("Dynamex") regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for Proposition 22 to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, in February 2021, petitioners consisting of a number of individuals and labor groups filed a writ of mandate petitioning the Alameda County Superior Court to compel the State of California not to enforce any provisions of Proposition 22 as unconstitutional. In August 2021, after a merits hearing, the Alameda County Superior Court issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition, and individual sponsors of Proposition 22 filed appeals in the California First District Court of Appeal. In March 2023, the Court of Appeal overturned the Alameda County Superior Court's ruling and upheld nearly all of Proposition 22 as state law. In April 2023, petitioners consisting of a number of individuals and labor groups filed a petition for review in the Supreme Court of California, which was granted in June 2023. In July 2024, the Supreme Court of California upheld the Court of Appeal's March 2023 ruling, leaving nearly all of Proposition 22 in place as state law.
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
Regulatory and administrative investigations, audits, demands, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models, compliance with consumer protection laws, privacy, data security, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, we have recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2024. We are currently the subject of government investigations, audits, demands, and inquiries in other jurisdictions as well, and we may in the future settle, or record accruals with respect to, such matters. Further, the results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
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
•We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to consistently maintain or increase profitability in the future;
•Our business may not continue to grow on pace with historical rates;
•We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations could be adversely affected;
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
•We rely on merchants on our platform for many aspects of our business, and to the extent they fail to adequately maintain their service levels or materially increase the prices they charge consumers on our platform, our business could be adversely affected;
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
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to consistently maintain or increase profitability in the future.
While we have achieved net income in the three months ended September 30, 2024, we have incurred net losses in each year since our founding. We anticipate increasing expenses in the future, and we may not be able to consistently maintain or increase profitability in the future. We incurred a net loss of $404 million and $18 million in the nine months ended September 30, 2023 and 2024, respectively, and as of September 30, 2024, we had an accumulated deficit of $5.4 billion. We expect our costs will increase over time and, to the extent that we are unable to earn sufficient revenue to offset such costs, we may incur losses in certain future periods, as we expect to invest significant additional funds towards growing our business. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, expanding into new markets and categories, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from consistently maintaining or increasing profitability or positive cash flow on a consistent basis. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increased expenses in future periods. As of September 30, 2024, we had $1.8 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards.
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
We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations could be adversely affected.
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. In particular, local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. Globally, we compete with other local on-demand delivery companies, such as Uber Eats, Just Eat Takeaway, and Delivery Hero, merchants that have their own online ordering platforms, online ordering systems, merchants that own and operate their own delivery fleets, grocers and grocery delivery services, convenience stores and convenience store delivery services, and companies that provide merchant delivery services. As we continue to expand to verticals beyond food, we may compete with additional businesses with substantial resources, users, and market and brand power, including large e-commerce companies, large retailers, and large grocery store chains. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers. Further, as we continue to expand our presence internationally, we also face competition from local incumbents in these markets.
Our current and future competitors may enjoy competitive advantages such as greater name recognition, longer operating histories, market-specific knowledge, established relationships with local merchants and suppliers, larger existing user bases, more successful marketing capabilities, established geographic footprints and infrastructure, and substantially greater financial, technical, and other resources than we have. For example, with grocery delivery, we compete with established grocery chains that have strong bargaining power, established relationships with suppliers, and their own delivery fleets. Greater financial resources and product development capabilities may allow these competitors to respond more quickly and efficiently to new or emerging technologies and changes in merchant, consumer, and Dasher preferences that may render our platform less attractive or obsolete. If certain merchants choose to partner with our competitors in a specific geographic market, or if merchants choose to engage exclusively with our competitors, we may lack a sufficient variety and supply of merchant options or lack access to the most popular merchants, such that our offering would become less appealing to consumers. Our competitors have in the past, and may in the future, also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including by integrating their services or membership products with the offerings of another company that provides expanded distribution. Our competitors could also introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Such efforts may lead us to lose category share or require us to increase our marketing expenses in order to maintain our category share.
Many of our competitors are well capitalized and may offer discounted services, lower merchant commission rates and consumer fees, greater incentives for merchants joining their platforms and independent contractors who provide delivery services, consumer discounts and promotions, innovative platforms and offerings, and alternative pay models, any of which may be more attractive than those that we offer. Such competitive pressures have led us, and may lead us in the future, to change our commission rates and fees or change our incentives, discounts, and promotions to remain competitive. Such efforts have negatively affected, and will likely continue to negatively affect, our financial performance, and there is no guarantee that such efforts will be successful. Further, the markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to continue to lower their prices and fees, or increase the incentives, discounts, and promotions they offer, and compete more effectively against us. Local on-demand delivery services for food and the other areas in which we compete are nascent, and we cannot guarantee that they will stabilize at a competitive equilibrium that will allow us to maintain or increase profitability. Further, merchants could determine that it is in their best interests to develop their own platforms to offer online pickup and delivery rather than use our platform.
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
For all of these reasons, we may not be able to compete successfully. If we lose existing merchants, consumers, or Dashers that utilize our platform, fail to attract new merchants, consumers, or Dashers, or are forced to reduce our commission rate or make pricing concessions as a result of increased competition, our business, financial condition, and results of operations could be adversely affected.
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
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures and to increase the use of our platform by existing Dashers. Dashers have the ability to decline offers or stop using our platform entirely at any time and we do not have any exclusivity provisions with Dashers. Accordingly, if we do not continue to provide Dashers with flexibility on our platform and compelling opportunities to earn income, we may fail to attract new Dashers or retain existing Dashers or increase their use of our platform, or we may experience complaints, negative publicity, or work stoppages that could adversely affect our users and our business. Relatedly, if merchants and/or consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. To attract and retain Dashers, we have, among other things, invested in making the use of our Dasher applications, and dashing, as frictionless as possible, created new ways for Dashers to earn and get paid, offered monetary incentives and perquisites, including credits to be used to place orders on our platform, provided assistance using the Dasher applications, and offered access to programs that provide cashback rewards on certain purchases, including gasoline. We also frequently test Dasher incentives with subsets of existing Dashers and potential Dashers, and these incentives could fail to attract and retain Dashers or fail to increase the use of our platform by existing Dashers or could have unintended adverse consequences, including negative press, adverse reactions from existing and potential Dashers, and harm to our brand and reputation in both the United States and other geographies. Changes in certain laws and regulations, including immigration and labor and employment laws, or laws that require us to make changes to our platform that decrease the flexibility provided to Dashers in certain markets, may result in a decrease in the pool of Dashers, which may result in increased competition for Dashers or higher costs of recruitment and engagement. Other factors outside of our control, such as increases in the price of gasoline, vehicles, or insurance, may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. If we fail to attract Dashers, retain existing Dashers on favorable terms, or maintain or increase the use of our platform by existing Dashers, we may not be able to meet the demands of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.
We rely on merchants on our platform for many aspects of our business, and to the extent they fail to adequately maintain their service levels or materially increase the prices they charge consumers on our platform, our business could be adversely affected.
We rely on merchants on our platform to provide quality goods to our consumers at expected price points. If these merchants experience difficulty servicing consumer demand, producing quality goods, meeting our requirements and standards, or price their goods on our platform at unreasonable rates, our reputation and brand could be damaged. An increase in merchant operating costs, whether due to inflation or otherwise, could cause merchants on our platform to raise prices, renegotiate commission rates, or cease operations, which could in turn adversely affect our revenue, operational costs, and efficiency. Further, some items on our platform are listed at higher prices relative to their in-store prices. This practice can negatively affect consumer perception of our platform and could result in a decline in consumers or order volume, or both, which could adversely affect our business, financial condition, and results of operations.
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
•the mix among various aspects of our business, including our Marketplaces and Commerce Platform, our U.S. and non-U.S. operations, our restaurant and non-restaurant categories, and contributions to our overall business by new products and services, such as our membership products, DashPass and Wolt+, and our advertising products;
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
We have experienced and will likely continue to experience system failures and other events or conditions that interrupt the availability or reduce or affect the speed or functionality of our platform. These events have resulted in losses in revenue in the past and in the future could result in significant losses of revenue and may harm our brand and reputation. Moreover, we have in the past voluntarily provided credits to consumers on our platform to compensate them for the inconvenience caused by a system failure or similar event, including for orders that are delivered late or orders that are cancelled by us or the merchant, and may voluntarily provide similar credits in the future. In addition, affected users could seek monetary recourse from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our platform could adversely affect our business and reputation and could result in the loss of users.
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
•as a result of an acquisition, third parties we or an acquired business works with may delay or defer certain business decisions, seek to terminate, change, or renegotiate their relationships with us or the acquired business, or consider working with a competitor instead; and
•adverse market reaction to an acquisition, particularly if we are unable to achieve any expected benefits in our results of operations, or if the anticipated benefits are not realized as rapidly or to the extent anticipated or if the transaction costs are greater than expected.
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
•an inability to attract and retain merchants, consumers, and Dashers;
•competition from local incumbents that better understand the local market, may market and operate more effectively, and may enjoy greater local affinity or awareness;
•differing demand dynamics, which may make our platform less successful;

•difficulty localizing, or an inability to localize, services for merchants, consumers, and Dashers in non-U.S. markets;
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
Challenges with operating and growing our business internationally increase the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may subject our business to broader economic, political, and other international risks, including economic volatility, security risks, and geopolitical conflicts, and may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions such as U.S. Office of Foreign Assets Control sanctions and similar European Union ("EU") sanctions. For example, the operations of our wholly owned subsidiary, Wolt Enterprises Oy ("Wolt"), in markets that are in close proximity to Russia increase the difficulty in complying with trade and economic sanction regimes related to business with Russia.
Our pricing methodologies are impacted by a number of factors, and we may not ultimately be successful in attracting and retaining merchants, consumers, and Dashers.
Demand for our platform is highly sensitive to a range of factors, including the price of the goods delivered, the amount of compensation and gratuities required to attract and retain Dashers, incentives paid to Dashers, and the fees and commissions we charge merchants and consumers. Many factors, including operating costs, legal and regulatory requirements, constraints or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. For example, some jurisdictions in which we operate have introduced price control measures on local commerce platforms and established minimum earnings standards for certain delivery workers, including Dashers, and we expect other such measures may be enacted in the future. These price control measures, minimum earnings standards, and similar regulations have caused, and may in the future cause, us to increase the fees we charge to consumers. Our risks related to these regulations are described in more detail under the section titled “—Our business is subject to a variety of laws and regulations globally, including those related to worker classification, Dasher pay and conditions of work, merchant pricing and commissions, and consumer fees and taxes, many of which are unsettled and still developing, and any of which could subject us to legal claims, increased costs, operational burdens, or otherwise adversely affect our business, financial condition, or results of operations.”
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
We have also launched, and may in the future launch, changes to the rates and fee structures for Dashers that utilize our platform, which may not ultimately be successful in attracting and retaining Dashers and may result in negative publicity or damage our reputation. Changes to our pay models have resulted in, and in the future may result in, negative publicity related to perceptions of its complexity, inconsistency in earnings for Dashers, and lack of flexibility in the ways consumers can leave tips, any of which may negatively impact our ability to attract and retain merchants, consumers, and Dashers. For example, we increased the amount we paid to DoorDash Dashers per order when we changed our pay model in September 2019, but this also caused less consistency in earnings across deliveries in some cases. In addition, in June 2023, we announced an option for Dashers in most cities to earn a guaranteed hourly rate while delivering. In the future, based on a variety of factors, including legal and regulatory changes and expansion into new categories and geographies, we may change our Dasher pay models again. In particular, new or amended laws and regulations have required, and could in the future require, us to make changes to our Dasher pay models, or make other changes to our platform, that decrease the flexibility provided to Dashers in certain markets, which may also impact our ability to cost-effectively attract or retain Dashers. Our current Dasher pay models, any changes made in response to new laws and regulations, and any future changes to our pay models or our ability to cost-effectively attract and retain Dashers, could result in an increase to the fees we charge to consumers, which in turn could affect our ability to attract and retain consumers, and could adversely affect our business, financial condition, and results of operations.
Further, while we maintain that Dashers that utilize our platform remain independent contractors, there is a risk that Dashers may be reclassified as employees under U.S. federal or state law or the laws of other jurisdictions in which we operate. As discussed further elsewhere in this Quarterly Report on Form 10-Q, we have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification in the United States, including an action brought by the San Francisco District Attorney in June 2020. Certain risks related to reclassification of Dashers that use our platform are described in more detail under the section titled “—If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, our business, financial condition, and results of operations would be adversely affected.” A reclassification of Dashers as employees could require us to revise our pricing methodologies and Dasher pay models to account for such a change to Dasher classification, and to make other internal adjustments to account for any transition of a subset of Dashers to employment positions, which would have an adverse effect on our business, financial condition, and results of operations.

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
•a failure to provide Dashers with a sufficient number of offers or otherwise pay Dashers competitively;
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
•changes to our practices with respect to collection and use of merchant, consumer, and Dasher data;
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
Unfavorable publicity regarding our business model, Dasher pay models, user support, technology, platform policies, platform changes, platform or other quality issues, delivery issues, privacy or security practices, management team, compliance with laws and regulations, or the health and safety of Dashers, employee couriers, merchants, and consumers using our platform could adversely affect our reputation. Such negative publicity could also harm the size of our network and the engagement and loyalty of merchants, consumers, and Dashers that utilize our platform, which could adversely affect our business, financial condition, and results of operations. For example, we have previously received negative media coverage related to the manner in which Dashers were compensated, in particular with respect to gratuities, concerns related to food tampering and general food safety and quality, and concerns regarding the safety of Dashers, consumers, and merchants using our platform, which has adversely affected our reputation and brand from time to time. In addition, negative publicity related to key brands, influencers, or other third parties that we have partnered with or may partner with in the future may damage our reputation, even if the publicity is not directly related to us. Any negative publicity that we may receive could diminish confidence in, and the use of, our platform, which could adversely affect our business.
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
Any actual or perceived breach or other security incident impacting any entities with which we share or disclose data (including, for example, our vendors) could have similar effects. Our ability to monitor our vendors’ security measures and respond to any incidents impacting them is limited. There have been and may continue to be significant supply chain attacks, and we cannot guarantee that our or our vendors’ systems have not been breached or that they do not contain exploitable defects, bugs, or vulnerabilities that could result in an incident, breach, or other disruption to, our or our vendors’ systems.
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
The on-demand local commerce category has grown rapidly since we launched our platform in 2013, but it is uncertain to what extent the market for local commerce platforms will continue to grow. The markets for certain services we facilitate, in particular convenience, grocery, advertising, and certain other categories, are in earlier stages of development than our restaurant category, and it is uncertain whether demand for these services will continue to grow and achieve stable, widespread market acceptance. In addition, through our acquisition of Wolt, we have entered many geographies where the development of the on-demand local commerce category is in different stages of market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt on-demand local commerce platforms. If merchants and consumers do not embrace the transition to on-demand local commerce platforms as we expect, including as a result of concerns regarding safety, affordability, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms or otherwise, or instead adopt alternative solutions that may arise, then the market for our platform may not further develop or may develop slower than we expect, either of which could adversely affect our business, financial condition, and results of operations.
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

While we have implemented various measures intended to anticipate, identify, and address the risk of these types of illegal, improper, or otherwise inappropriate activities of merchants, consumers, and Dashers, these measures may not adequately address or prevent all such activity from occurring or scale efficiently with our business and such conduct could expose us to liability, including through litigation or regulatory action, or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper, or otherwise inappropriate activities, such as our requirement that all Dashers undergo a background check where permitted by applicable law, are too restrictive and inadvertently prevent Dashers and consumers otherwise in good standing from using our platform, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, or if our competitors do not adopt similar measures, the growth of Dashers and consumers on our platform and their use of our platform could be adversely affected. Any negative publicity related to incidents involving illegal, improper, or otherwise inappropriate activities, or the measures we adopt to mitigate the risk of such incidents, whether such incidents occurred on our platform or on our competitors’ platforms, could adversely affect our reputation and brand or public perception of our industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure.
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
We have scaled our business rapidly and significant new platform features and services have in the past resulted in, and in the future may continue to result in, operational challenges affecting our business. Developing and launching enhancements to, and new services on, our platform may involve significant technical risks, the time and attention of our personnel, including management and key employees, and upfront capital investments that may not generate return on investment. We may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. If we face material delays in introducing new or enhanced platform features and services or if our recently introduced offerings do not perform in accordance with our expectations, the merchants, consumers, and Dashers that utilize our platform may forgo the use of our services in favor of those of our competitors.
We face certain risks in connection with our self-operated convenience, grocery, and other retail businesses.
We face certain risks in connection with our self-operated convenience, grocery, and other retail businesses, including DashMart and Wolt Market. To build and expand our self-operated businesses, we have made substantial investments, including in establishing and managing a reliable supply chain for in-store products, establishing supply-related contractual partnerships, leasing premises, hiring personnel, and rolling out relevant technologies and processes. We plan to continue to invest in such businesses in the future. The maintenance and expansion of our self-operated businesses requires significant investments, and there is no assurance that we will realize any of the anticipated benefits. In locations where we operate DashMart and Wolt Market, we may not be able to generate a sufficient number of orders to cover our fixed costs and make such services viable and we may incur significant costs before we can determine the viability of these DashMart and Wolt Market locations. Our self-operated retail locations also expose us to different regulatory requirements and risks than our Marketplaces and Commerce Platform, in particular with respect to food safety, permit and license requirements, and zoning restrictions. Our expansion into convenience, grocery, and other retail categories, may also result in the diversion of management’s attention from other business opportunities as well as the diversion of resources from support functions, which could adversely affect our business, financial condition, and results of operations.
Our marketing efforts to help grow our business may not be effective.
Promoting awareness of our platform is important to our ability to grow our business, and attracting merchants, consumers, and Dashers can be costly. We believe that much of the growth in the number of merchants, consumers, and Dashers that utilize our platform is attributable to our paid marketing initiatives. Our marketing efforts currently include referrals, affiliate programs, free or discount trials, partnerships, display advertising, television, billboards, radio, video, direct mail, social media, email, podcasts, hiring and classified advertisement websites, mobile “push” communications, search engine optimization, and keyword search campaigns. Our marketing initiatives may become increasingly expensive and we may not generate a meaningful return on these initiatives. Even if we increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur. If our marketing efforts to help grow our business are not effective, our business, financial condition, and results of operations could be adversely affected.
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
Our business is highly dependent on consumer spending habits and Dasher behavior patterns, each of which have a significant impact on our growth and expenses. We experience changes in consumer activity over the course of the calendar year, although our rapid growth in historical periods has made, and may continue to make, seasonal fluctuations difficult to detect. For example, consumer activity may be impacted by weather. Colder or more inclement weather may increase consumer demand, while warmer or sunny weather may decrease consumer demand. In contrast, the number of available Dashers may decrease during periods of cold or inclement weather when we need more Dashers available to fulfill orders driven by increased consumer demand. In such instances, we typically rely on incentive pay to attract sufficient Dashers to maintain the quality of our platform, which increases our costs. Further, severe weather can cause businesses, including restaurants, to close, making it impossible to fulfill deliveries. We also benefit from increased order volume in our campus markets when school is in session, and we experience a decrease in order volume when school is not in session and during summer breaks and other vacation periods, causing adverse effects to our business during impacted periods. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. In addition, other seasonal trends may develop and the existing seasonal trends that we experience may become more pronounced and contribute to greater fluctuations in our results of operations as we continue to scale and our growth slows. As such, we may not accurately forecast our results of operations and we may not be able to adjust our spending quickly enough if our revenue is less than expected, causing our results of operations to fail to meet our expectations or the expectations of investors.
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
In addition, merchants on our platform may be negatively impacted by supply chain issues, labor shortages, inflation, or other macroeconomic factors. Labor shortages and supply chain issues at merchants could negatively impact their ability to fulfill orders, which could negatively impact volume on our Marketplaces and in our Commerce Platform. Inflationary pressures could drive merchant prices higher, which could negatively impact consumer demand and drive lower order volume on our Marketplaces and in our Commerce Platform. Small businesses that do not have substantial resources, like many of the merchants on our platform, tend to be more adversely affected by poor economic conditions than large businesses. If merchants on our platform, including our small business merchants, cease operations, temporarily or permanently, or face financial distress or other business disruption, we may not be able to provide consumers with sufficient merchant selection, and they may be less likely to use our platform.
As our business has grown, we have increasingly become subject to risks arising from adverse global economic and political conditions, including the conflicts in the Middle East and Ukraine. Both these conflicts have had, and may continue to have, an adverse impact on macroeconomic conditions in their respective regions and given rise to volatility and instability in a manner that adversely affects our business and merchants, consumers, and courier partners on our platform in those regions.

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
We expect to continue to make significant investments to maintain and improve the availability of our platform and to enable rapid releases of new features and services. However, it may become increasingly difficult to maintain and improve the availability of our platform, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform is unavailable when merchants, consumers, and Dashers attempt to access it or it does not load as quickly as they expect or it experiences capacity constraints due to an excessive number of users accessing our platform simultaneously, users may seek other offerings, and may not return to our platform as often in the future, or at all. This could adversely affect our ability to attract merchants, consumers, and Dashers and decrease the frequency with which they use our platform. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, reputation, financial condition, and results of operations would be adversely affected.
We may use artificial intelligence in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.
We may incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, or in support of internal business operations, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, inappropriate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties, we may be subject to legal claims or liability and our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to our use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and results of operations. AI also presents emerging ethical and regulatory issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the development of government regulation of AI and automated decision-making technology more generally, may require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI and automated decision-making technology more generally in a manner that complies with applicable laws and regulations and ethically in order to minimize unintended, harmful impact.
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
We track certain operational metrics, including our merchant, consumer, and Dasher counts, key business and non-GAAP metrics, such as Total Orders, Marketplace GOV, Contribution Profit, Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow, and certain other metrics required by regulatory and administrative bodies, such as the monthly active recipients of our services in the EU (as required by Article 24(2) of the Digital Services Act), with internal systems and tools that are not independently verified by any third party and which may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. For example, the accuracy of our operating metrics could be impacted by fraudulent users of our platform, and further, we believe that there are consumers who have multiple accounts, even though this is prohibited in our terms of service and we implement measures to detect and prevent this behavior. Consumer usage of multiple accounts may cause us to overstate the number of consumers on our platform. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, investors may lose confidence in our operating metrics and business and we expect that we could be subject to legal claims, including securities class action lawsuits, and our business, reputation, financial condition, and results of operations could be adversely affected.
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
Some jurisdictions in the United States, Europe, and Asia have modified, or are considering modifying, their standards used to determine worker classification. For example, California Assembly Bill 5 ("AB 5"), which codified the Dynamex standard of contractor classification, expanded its application, and created numerous carve-outs, became effective on January 1, 2020. We, along with certain other companies, supported a campaign for Proposition 22 (“Proposition 22”) to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. In 2021, a group of plaintiffs challenged the constitutionality of Proposition 22 in state court in California. That case proceeded through the state court system until July 2024, when the Supreme Court of California ruled unanimously to uphold the core of Proposition 22.
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
With the breadth of our geographic scope, the classification of Dashers that utilize our platform as independent contractors may be subject to challenge in other jurisdictions. In particular, through Wolt, we are subject to local regulations and challenges in Europe and Asia to the classification of Wolt courier partners as independent contractors. For example, on November 1, 2021, the Finnish Occupational Safety and Health Administration (through the Division at the Regional State Administrative Agency for Southern Finland) issued a decision which deemed that Wolt courier partners in Finland are in an employment relationship with Wolt, and that Wolt should be mandated to keep statutory records of Wolt courier partners' working hours. Although we appealed the decision and, in February 2024, the Administrative Court of Hämeenlinna issued a decision concluding that Wolt courier partners are not in an employment relationship with Wolt, this decision is subject to further appeal and we may be subject to similar actions in other jurisdictions. In addition, other jurisdictions are considering changing the standards used to determine worker classification, which may impact the classification of Dashers using our platform. For example, the EU's Platform Work Directive, which was agreed to in March 2024, will require EU member states to transpose its requirements to their national laws, including enacting new national laws for determining worker classification of platform workers, and may involve differing implementation by the various member states. Such EU-wide legislative reforms may adversely affect our ability to operate our current independent contractor model within the European Economic Area (the "EEA").
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
Reports, whether true or not, of food-borne illnesses and injuries caused by food tampering or inappropriate or unsanitary food preparation, handling, or delivery, or other food safety incidents have led to threatened and actual legal claims against, and severely injured the reputations of, participants in the food business and could do so in the future as well. Further, if any such report were to affect one or more of the merchants on our platform that generate a significant percentage of our overall business, it could seriously harm our business. Further, food and other products that are ordered through our platform could be subject to a recall, but we may have limited ability, if any, to ensure compliance with a recall. In addition, reports of food-borne illnesses, food and other product recalls, food tampering, or inappropriate or unsanitary food preparation, handling, or delivery, even those occurring solely at merchants that are not on our platform, could, as a result of negative publicity about the restaurant or grocery industry, adversely affect our business, financial condition, and results of operations.
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
We are subject to indirect taxes, such as payroll, sales, use, value-added, goods and services, and gross receipt taxes, in the United States and foreign jurisdictions where we operate. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, including tax on the cost of goods sold, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage merchants, consumers, and Dashers from utilizing our offerings, or could otherwise harm our business, financial condition, and results of operations. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes.
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
As our business grows and evolves and our services are used in a greater number of geographies, we have become subject to a growing array of laws and regulations, which increase the complexity and compliance risk inherent in our business. For example, the EU has recently enacted, and is in the process of enacting, various laws and regulations that govern digital services and markets and artificial intelligence, and impose environmental sustainability obligations and disclosure requirements on businesses like ours. The impact of these new regulations on the overall industry, business models, and our operations is uncertain. We may be required to enhance our disclosures and undertake certain changes to our products, services, fees and commissions structure, and operations as a result of these new requirements, which could subject us to increased administrative costs.
In recent years, regulatory scrutiny of larger companies, technology companies, and companies engaged in dealings with independent contractors has increased. As a result, regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past in a manner adverse to our business, including by changing employment-related laws, mandating specific earnings standards or other requirements for Dashers, requiring businesses like ours to maintain specific auto insurance coverage, or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in December 2023, a New York City rule mandating certain minimum earnings standards for certain food delivery workers took effect. In addition, some jurisdictions in which we operate have price control measures in effect on local commerce platforms. These price control measures, minimum earnings standards, and similar regulations have caused, and may in the future cause, us to increase the fees we charge to consumers. To the extent that price control measures, minimum earnings standards, or similar regulations lead to an increase in the fees we charge to consumers, consumer demand for our services could be reduced, which would further harm our business and results of operations. In addition, certain jurisdictions may challenge or seek to regulate the way in which we categorize, disclose, or collect consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing or misleading to consumers.
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
The majority of payments by our consumers are made by credit card or debit card or through third-party payment services, which subjects us to certain payment-related regulations. We may in the future offer new payment options to consumers that may be subject to additional regulations and risks. In the United States, money transmitters are regulated by numerous state and local governments and agencies, many of which may define money transmitter differently. If we are found to be a money transmitter under any applicable regulations and we are not in compliance with such regulations, we may be subject to fines or other penalties levied by national, federal, state, or local regulators in one or more jurisdictions. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services. For example, as a result of our operations in Europe, we are subject to the revised EU Payment Services Directive ("PSD II") and related regulations. One of our subsidiaries acts as an intra-group licensed payment service provider and electronic money institution for its payment services to merchants in the EEA countries and has obtained a payment institution license and electronic money license from the Finnish Financial Supervisory Authority in accordance with PSD II. Should our payment institution or electronic money licenses be revoked in the future, or any other enforcement measures be taken by the Finnish Financial Supervisory Authority, such as imposing penalties or forcing us to cease offering certain payment facilities, our operations in Europe would be adversely affected. Furthermore, as we expand into new jurisdictions, the payment-related regulations that we are subject to will expand as well. In addition to fines, penalties for failing to comply with applicable rules and regulations related to payment processing could include criminal and civil proceedings, forfeiture of significant assets, or other enforcement actions. We could also be required to make significant changes to our business practices or compliance programs as a result of regulatory scrutiny, which could interrupt our ability to operate in certain jurisdictions and otherwise adversely affect our business and results of operations.
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
We procure third-party insurance policies from a limited number of insurance providers to cover various operations-related risks including auto liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability, occupational accident liability for Dashers, and general business liabilities. For certain types of operations-related risks, we may not be able to, or may choose not to, acquire insurance. We may also choose to self-insure for certain types of claims or for certain claims below or above certain dollar amounts. Even if we do acquire insurance for our operations-related risks, we may not obtain enough insurance to adequately mitigate such risks, and we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. If any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make. In addition, if any of our insurance providers terminate their relationship with us or refuse to renew their relationships with us on commercially reasonable terms, we would be required to find alternate insurance providers and may not be able to secure similar terms or a suitable replacement in an acceptable time frame. Further, some of our agreements with merchants require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these merchant agreements and could be subject to additional liabilities as a result.
If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would be responsible for the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, or otherwise paid by our insurance subsidiary. In addition, if we were to experience an unusually large amount of operations-related claims that we self-insure, our financial condition and results of operations could be adversely affected. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expenses could increase substantially, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if (i) the cost per claim, premiums, or the number of claims significantly exceeds our historical experience and coverage limits, (ii) we experience claims in excess of our coverage limits, (iii) our insurance providers fail to pay on our insurance claims, (iv) we experience a significant claim or claims for which coverage is not provided, or (v) the number of claims under our deductibles or self-insured retentions differs from historical averages.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility, to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, and to require cash collateral for any outstanding letters of credit issued under the revolving credit facility. If the debt under our revolving credit facility were to be accelerated or such cash collateral were to be required, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of September 30, 2024, there were no revolving loans outstanding and $112 million in aggregate face amount of letters of credit issued under our revolving credit facility.
Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of September 30, 2024, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of LaunchPad, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 58% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to our initial public offering and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of September 30, 2024, our Co-Founders would collectively hold 67% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
July 1 - 31	2,074	$105.02	2,074	$881
August 1 - 31	40	$108.35	40	$876
September 1 - 30	—	$—	—	$876
Total	2,114		2,114

(1)In February 2024, our board of directors authorized the repurchase of up to $1.1 billion of our Class A common stock. In connection with this authorization, we have entered into Rule 10b5-1 plans, which as of September 30, 2024 resulted in the repurchase of approximately $224 million of our Class A common stock in open market transactions. Please refer to Note 8 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408, as follows:
On August 16, 2024, Ravi Inukonda, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 143,661 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.
On September 6, 2024, Keith Yandell, our Chief Business Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 40,879 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2025, or earlier if all transactions under the trading arrangement are completed.

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
101
The following financial information from DoorDash, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL and contained in Exhibit 101.
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

DOORDASH, INC.

Date: October 30, 2024	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2024	By:	/s/ Ravi Inukonda
Ravi Inukonda
Chief Financial Officer
(Principal Financial Officer)