Form 10-K
period 2024-12-31
DoorDash, Inc.
filed 2025-02-14
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $38.2 billion based on the closing price of the registrant's Class A common stock as reported by the Nasdaq Global Select Market on that date.
The registrant had outstanding 394,485,016 shares of Class A common stock, 25,611,068 shares of Class B common stock, and no shares of Class C common stock as of February 7, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

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

Part I
Item 1. Business
OUR BUSINESS
Our mission is to grow and empower local economies. We aim to do this by providing services that reduce friction in local commerce and help merchants better connect with consumers in their communities. Our primary offerings include the DoorDash Marketplace and the Wolt Marketplace (our "Marketplaces"), and our Commerce Platform.
Our Marketplaces operate in over 30 countries, including the United States, and account for the vast majority of our revenue today. Our Marketplaces serve three primary constituents: merchants, consumers, and the independent contractors who use our platform to generate earnings, or "Dashers1."
Our Marketplaces provide an integrated suite of services that help merchants establish an online presence, connect with consumers in their communities, and solve mission-critical challenges, such as customer acquisition, demand generation, order fulfillment, merchandising, payment processing, and customer support. We typically earn a fee from merchants for the services we provide based on the size of each transaction. We also offer advertising as a value-added service through our Marketplaces to help merchants and consumer packaged goods companies increase consumer engagement and drive incremental revenue.
Consumers access our Marketplaces through our apps and websites to discover, engage with, and purchase goods from merchants in their communities. We seek to attract and retain consumers based primarily on the selection, convenience, quality, affordability, and service we provide. We typically charge consumers fees for each transaction, inclusive of a fixed delivery fee and a service fee that varies based on the size of the transaction. Our Marketplaces also offer our consumer membership programs, DashPass and Wolt+, which aim to lower transactional friction by reducing the delivery and service fees we charge, while providing additional membership benefits. In December 2024, our Marketplaces served over 42 million monthly active users2 and, as of December 31, 2024, we had over 22 million DashPass and Wolt+ members.
In addition to our Marketplaces, we offer our Commerce Platform, which is a suite of services that help merchants grow, run, and operate their businesses on their own channels. DoorDash Drive On-Demand and Wolt Drive (together, "Drive") are white-label delivery fulfillment services that generate the majority of revenue within our Commerce Platform. In addition to Drive, we also provide services within our Commerce Platform that help merchants establish online ordering, build branded mobile apps, enable tableside order and pay, and improve customer support.
For Dashers, our Marketplaces and Drive provide opportunities to generate income that helps them achieve their goals. Dashers choose if, when, and where to dash, which tasks to accept, as well as how frequently and for how long to dash each time they choose to do so. We typically pay Dashers based on the amount of time they are active on our platform or the number of tasks they complete and the time, distance, and desirability associated with each task. We seek to attract Dashers primarily based on the accessibility, flexibility, and earnings opportunities we provide.
We believe our business achieves its greatest benefits when we provide attractive services for each of our key constituents. Consequently, to grow our business, we intend to provide merchants with an expanding suite of services that help them build and grow successful omnichannel businesses; consumers with a broad selection of merchants and products to choose from, consistent and high-quality experiences, and affordability that drives increased adoption; and Dashers with unique opportunities that compete effectively for their time and effort with every task.
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
2 Based on the number of individual consumer accounts that have completed an order on our Marketplaces in the past month, measured as of December 31, 2024.

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
In particular, local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. Globally, we compete with other local on-demand delivery companies, including Uber Eats, Just Eat Takeaway, Delivery Hero, and other local incumbents. We also compete with merchants that have their own online ordering platforms, online ordering systems, merchants that own and operate their own delivery fleets, grocers and grocery delivery services, convenience stores and convenience store delivery services, and companies that provide merchant delivery services. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers. As we continue to expand into additional verticals, we may compete or come in closer competition with additional businesses with substantial resources, users, and brand power.
For additional information about the risks to our business related to competition, see the section titled “Risk Factors—Risks Related to Our Business and Operations—We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations could be adversely affected.”
HUMAN CAPITAL
Employees
As of December 31, 2024, we had over 23,700 employees worldwide. We also engage contractors and consultants. Certain international employees are subject to statutory collective bargaining agreements. We have not experienced any work stoppages, and we believe that our employee relations are strong.
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
Dashers
We are committed to make dashing an earnings opportunity that is accessible, flexible, and supportive of social progress. In 2024, 8 million people dashed3, earning a total of over $18 billion.
We believe access and choice are empowering. Our goal with dashing is to provide as many people as we can with an opportunity to earn incrementally in a way that fits their lives. Since Dashers are independent contractors, we must compete for their time and effort with every task. We compete against other earnings opportunities, other sources of capital like loans or credit cards, as well as alternative uses of time like doing errands or leisure. Because of this competition, we must make dashing attractive, worthwhile, and incremental to other choices available. Specifically, we strive to make dashing positive based on:
•Accessibility: We believe the barriers to entry in dashing are very low. Where permitted by applicable law, prospective Dashers must pass a background check and, in most geographies, have access to a bike, scooter, or car. People who qualify to become Dashers are often eligible to begin generating income within a day of signing up. We know of no other earnings opportunity that provides superior accessibility to dashing.
•Flexibility: Once Dashers qualify, they choose whether to dash, where to dash, when to dash, how long to dash for, and how frequently to dash. This allows Dashers to scale their effort to their earnings needs. It also allows Dashers to generate earnings around other commitments in their lives, which often include full or part-time jobs, school, parenting, or commitments to care for family or friends.
3 Based on the number of Dasher accounts that have delivered an order through our platform in 2024.

•Earnings: We must provide Dashers with opportunities to earn that are competitive with alternative opportunities and commensurate with Dashers' expectations. In addition to the absolute level of earnings, we provide tools that improve immediacy and accessibility of earnings, as this is often valued by Dashers.
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
We have invested in a patent program to identify and protect a substantial portion of our strategic intellectual property in logistics, selection optimization, and other technologies relevant to our business. As of December 31, 2024, we had 244 issued U.S. patents, 25 patents issued in non-U.S. jurisdictions, 54 U.S. patent applications pending, and 21 patent applications pending in non-U.S. jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we determine appropriate and cost-effective. As of December 31, 2024, we held 56 registered trademarks in the United States and 194 registered trademarks in non-U.S. jurisdictions. We also have common law rights in some trademarks and numerous pending trademark applications in the United States and non-U.S. jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.doordash.com and other variations.
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
GOVERNMENT REGULATION
We are subject to a wide variety of laws and regulations in the United States, Europe, and other jurisdictions. These laws, regulations, and standards govern issues such as worker classification, labor and employment, commissions and fees, anti-discrimination, payments, gift cards, whistleblowing and worker confidentiality obligations, product liability, environmental protection, personal injury, text messaging, membership services, intellectual property, consumer protection and warnings, marketing, advertising, taxation, privacy, data protection, cybersecurity, competition, unionizing and collective action, arbitration agreements and class action waiver provisions, terms of service, mobile application and website accessibility, money transmittal, and background checks. The sale and delivery of goods through our platform is also subject to laws, regulations, and standards that govern food safety, alcohol, pharmaceuticals, controlled substances, hazardous substances, other age-restricted products, and the interstate and intrastate transport of goods. These regulations are often complex and subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, national, state, and local administrative agencies.
See the sections titled “Risk Factors,” including the sections titled “—If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, it could have an adverse effect that is material to our business, financial condition, and results of operations” and “—Our business is subject to a variety of laws and regulations globally, including those related to worker classification, Dasher pay and conditions of work, merchant pricing and commissions, and consumer fees and taxes, many of which are unsettled and still developing, and any of which could subject us to legal claims, increased costs, operational burdens, or otherwise adversely affect our business, financial condition, or results of operations” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
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
•If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, it could have an adverse effect that is material to our business, financial condition, and results of operations;
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
•anticipate and respond to macroeconomic changes and changes in the jurisdictions in which we operate, including with respect to inflation and other fluctuations in prices such as gasoline and food costs;
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
While we achieved net income in the year ended December 31, 2024, we incurred net losses in each preceding year since our founding. We incurred a net loss of $558 million and achieved net income of $123 million in 2023 and 2024, respectively, and as of December 31, 2023 and 2024, we had an accumulated deficit of $5.2 billion and $5.3 billion, respectively. We expect our costs will increase over time and we expect to invest significant additional funds towards growing our business. To the extent that we are unable to earn sufficient revenue to offset such costs, we may incur losses in certain future periods. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, expanding into new markets and categories, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from consistently achieving, maintaining, or increasing profitability on a consistent basis, which could also negatively impact our cash flow. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increased expenses in future periods. As of December 31, 2024, we had $1.6 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards.
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
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. In particular, local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. Globally, we compete with other local on-demand delivery companies, such as Uber Eats, Just Eat Takeaway, Delivery Hero, and other local incumbents. We also compete with merchants that have their own online ordering platforms, online ordering systems, merchants that own and operate their own delivery fleets, grocers and grocery delivery services, convenience stores and convenience store delivery services, and companies that provide merchant delivery services. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers. As we continue to expand to additional verticals, we may compete or come in closer competition with additional businesses with substantial resources, users, and brand power, including large e-commerce companies, large retailers, large grocery store chains and other large delivery service providers.
Our current and future competitors may enjoy competitive advantages such as greater name recognition, longer operating histories, market-specific knowledge, established relationships with local merchants and suppliers, larger existing user bases, more successful marketing capabilities, established geographic footprints and infrastructure, and substantially greater financial, technical, and other resources than we have. For example, with grocery delivery, we compete with established grocery chains that have strong bargaining power, established relationships with suppliers, and their own delivery fleets. Greater financial resources and product development capabilities may allow these competitors to respond more quickly and efficiently to new or emerging technologies and changes in merchant, consumer, and Dasher preferences that may render our platform less attractive or obsolete. If certain merchants choose to partner with our competitors in a specific geographic market, or if merchants choose to engage exclusively with our competitors, we may lack a sufficient variety and supply of merchant options or lack access to the most popular merchants, such that our offering would become less appealing to consumers. Our competitors have in the past, and may in the future, also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including by integrating their services or membership products with the offerings of another company that provides expanded distribution. Our competitors could also introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Such efforts may lead us to lose consumers or access to new consumers or require us to increase our marketing or promotional expenses or otherwise increase investment in our service in order to maintain our position with existing and new consumers.
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
As a result of the reasons described above, we may not be able to compete successfully. If we lose existing merchants, consumers, or Dashers that utilize our platform, fail to attract new merchants, consumers, or Dashers, or are forced to reduce our commission rate or make pricing concessions as a result of increased competition, our business, financial condition, and results of operations could be adversely affected.
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
In addition, if merchants on our platform were to cease operations, temporarily or permanently, or face financial distress or other business disruption, or if our relationships with merchants on our platform deteriorate, we may not be able to provide consumers with sufficient merchant selection. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants. Similarly, if we are unsuccessful in attracting and retaining popular merchants, if merchants enter into exclusive arrangements with our competitors, if we fail to negotiate satisfactory terms with merchants, or if we ineffectively manage our relationships with merchants, our business, financial condition, and results of operations could be adversely affected. Our agreements with partner merchants generally remain in effect until terminated by partner merchants or us. Partner merchants may generally terminate their agreements with us by providing us at least 7 or 30 days advance notice and such agreements do not generally provide for any exclusivity. In the event that our partner merchants terminate their agreements with us, the merchant selection available on our local commerce platform could be adversely affected. Changes to our business and to our relationships with some of our constituencies may also impact our ability to attract and retain other constituencies. For example, the increased growth of our membership products, DashPass and Wolt+, and how compelling these offerings are to consumers, depends in part on our ability to sign up eligible merchants to our membership products. Additionally, many of our consumers initially access our platform to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our platform and offerings to such consumers, thereby encouraging them to access our platform regularly or become a paid user of our membership products, through prompts and notifications and time-limited trials of our membership product and other offerings.

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
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures and to increase the use of our platform by existing Dashers. Dashers have the ability to decline offers or stop using our platform entirely at any time and we do not have any exclusivity provisions with Dashers. Accordingly, if we do not continue to provide Dashers with accessibility to and flexibility on our platform and compelling opportunities to earn income, we may fail to attract new Dashers, retain existing Dashers, or increase their use of our platform, or we may experience complaints, negative publicity, or work stoppages that could adversely affect our users and our business. Relatedly, if merchants and/or consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. To attract and retain Dashers, we regularly invest in removing friction from the dashing process, offer monetary incentives and perquisites, including access to programs that provide cashback rewards on certain purchases, and provide opportunities to quickly access Dasher earnings. We also frequently test Dasher incentives with subsets of existing Dashers and potential Dashers, and these incentives could fail to attract and retain Dashers or fail to increase the use of our platform by existing Dashers or could have unintended adverse consequences, including negative press, adverse reactions from existing and potential Dashers, and harm to our brand and reputation in both the United States and other geographies. Changes in certain laws and regulations, including immigration and labor and employment laws, or laws that require us to make changes to our platform that decrease the accessibility, including removing access to our platform, or flexibility provided to Dashers in certain jurisdictions, may result in a decrease in the pool of Dashers, which may result in increased competition for Dashers or higher costs of recruitment and engagement. Other factors outside of our control may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. If we fail to attract Dashers, retain existing Dashers on favorable terms, or maintain or increase the use of our platform by existing Dashers, we may not be able to meet the demands of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.
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
•currency, regulatory, and compliance risks associated with non-U.S. jurisdictions and entry into new markets;
•diversion of financial and management resources from existing operations or alternative acquisition or investment opportunities;
•failure to realize the anticipated benefits or synergies of a transaction;
•failure to identify the problems, liabilities, or other shortcomings or challenges of an investment or acquired business, technology, or asset, including issues related to intellectual property, regulatory compliance practices, litigation, security vulnerabilities, trust and safety practices, brand management, revenue recognition or other accounting practices, or employee or user issues;

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
We have made and may continue to make strategic investments as part of our business strategy. Strategic investments inherently involve less control over business operations of the investee, thereby potentially increasing the financial, legal, operational, regulatory, or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Business decisions or other actions or omissions of the partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to sell or transfer, or realize value from our investments may be limited by applicable securities laws and regulations. Entry into certain transactions with non-U.S. entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or non-U.S. government entities. If a transaction with a non-U.S. entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. We can provide no assurance that our strategic investments will generate returns for our business, or that we will not lose our initial investment in whole or in part. For example, during the quarters ended December 31, 2022 and December 31, 2023, we recorded impairments of $312 million and $101 million, respectively, associated with non-marketable equity securities that we acquired in connection with strategic investments.
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
We have significant international operations, and we expect to continue to make significant investments in non-U.S. countries as part of our growth strategy. We currently operate in over 30 countries across the globe. Our operations outside of the United States require significant operating expenses and management attention in order to oversee operations over broad geographic areas with varying regulations, cultural norms, and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. Our international operations and our plans for investment in non-U.S. jurisdictions subject us to a number of risks and we may not be successful in our international operations for a variety of reasons, including:
•difficulties in recruiting and retaining talented and capable employees in non-U.S. countries and maintaining our company culture across all of our offices;
•an inability to attract and retain merchants, consumers, and Dashers or an inability to reach agreements with and retain third party service providers;
•competition from local incumbents that better understand the local area and culture, may market and operate more effectively, and may enjoy greater local affinity or awareness;

•differing demand dynamics and difficulty accurately predicting consumer preferences and purchasing habits, which may make our platform less successful;
•difficulty localizing, or an inability to localize, services for merchants, consumers, and Dashers in non-U.S. jurisdictions;
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
Challenges with operating and growing our business internationally increase the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may subject our business to broader economic, political, and other international risks, including economic volatility, security risks, and geopolitical conflicts, and may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions, such as U.S. Office of Foreign Assets Control sanctions and similar European Union ("EU") sanctions. For example, the operations of our wholly owned subsidiary, Wolt Enterprises Oy ("Wolt"), in jurisdictions that are in close proximity to Russia increase the difficulty in complying with trade and economic sanction regimes related to business with Russia.
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
Our pay models for Dashers have previously led, and may continue to lead, to negative publicity, lawsuits, arbitration demands, and government inquiries. For example, under a former pay model for Dashers in the United States, we would increase the amount paid to Dashers on a delivery in cases when a consumer left little or no tip. Although this additional pay was intended to help Dashers by making every delivery economically worthwhile, it also had the effect of causing some people to be under the misimpression that not all tips were being received by Dashers. Government authorities have brought claims against us related to a former Dasher pay model and government authorities may bring similar claims in the future against our pay models.
We have also launched, and may in the future launch, changes to the rates and fee structures for Dashers that utilize our platform, which may not ultimately be successful in attracting and retaining Dashers and may result in negative publicity or damage to our reputation. Changes to our pay models have resulted in, and in the future may result in, negative publicity related to perceptions of its complexity, inconsistency in earnings for Dashers, and lack of flexibility in the ways consumers can leave tips, any of which may negatively impact our ability to attract and retain merchants, consumers, and Dashers. For example, we increased the amount we paid to Dashers per order when we changed our pay model in September 2019, but this also caused less consistency in earnings across deliveries in some cases. In addition, in June 2023, we announced an option for Dashers in most cities to earn a guaranteed hourly rate while delivering. We change our Dasher pay models from time to time based on a variety of factors, including as a result of legal and regulatory changes and expansion into new categories and geographies. In particular, new or amended laws and regulations have required, and could in the future require, us to make changes to our Dasher pay models, or make other changes to our platform, that decrease the flexibility provided to Dashers in certain jurisdictions, which may also impact our ability to cost-effectively attract or retain Dashers. Our current Dasher pay models, any changes made in response to new laws and regulations, and any future changes to our pay models or our ability to cost-effectively attract and retain Dashers, could result in an increase to the fees we charge to consumers, which in turn could affect our ability to attract and retain consumers, and could adversely affect our business, financial condition, and results of operations.
Further, while we maintain that Dashers that utilize our platform remain independent contractors, there is a risk that Dashers may be reclassified as employees under U.S. federal or state law or the laws of other jurisdictions in which we operate. As discussed further elsewhere in this Annual Report on Form 10-K, we have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification in the United States. A reclassification of Dashers as employees could require us to revise our pricing methodologies and Dasher pay models to account for such a change to Dasher classification, and to make other internal adjustments to account for any transition of a subset of Dashers to employment positions, which could have an adverse effect that is material to our business, financial condition, and results of operations.

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
We will need to continue to improve our operational and financial infrastructure, including the development of appropriate controls, in order to manage our business effectively and accurately report our results of operations. Similarly, our failure to implement and maintain effective cybersecurity systems and measures with respect to our platform as we grow could result in, among other things, breaches, security incidents, theft or fraud, service disruptions, loss of user confidence in our platform, legal claims, regulatory investigations, and damage to our reputation or brand, any of which could adversely affect our business, financial condition, and results of operations.
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
Growth of our business will depend on a strong reputation and brand, and any failure to maintain, protect, and enhance our brand could hurt our ability to retain or expand our base of merchants, consumers, and Dashers and our ability to increase their level of engagement.
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
Our reputation, brand, and ability to build trust with merchants, consumers, and Dashers may be adversely affected by complaints and negative publicity about us, our platform, merchants, and Dashers that utilize our platform or our competitors’ platforms, even if factually incorrect or based on isolated incidents. The effect of negative publicity could be exacerbated to the extent dissatisfaction with, or complaints concerning, us are disseminated via social media platforms. Any such expressions of dissatisfaction or complaints, even if ultimately concluded to be unfounded or successfully resolved without direct adverse financial effects, could still harm our brand, reputation, and local network effects. Negative perception of our platform or company may result from:
•complaints or negative publicity about us, our business model, our platform, services or items provided through our platform, including highly regulated products, Dashers, merchants, consumers, or our policies and guidelines, including Dasher pay;
•missing or incorrect items, inaccurate orders, or cancelled orders;
•illegal, negligent, reckless, or otherwise inappropriate behavior by users or third parties;
•food tampering or inappropriate or unsanitary food preparation, handling, or delivery;
•traffic accidents caused by, or involving, Dashers or employee couriers or death or serious injury involving a Dasher or employee courier or any party associated with us;
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
•actual or perceived disruptions to or defects in our platform or similar incidents, such as privacy or security breaches or other security incidents, site outages, payment disruptions, or other incidents that impact the reliability of our services;
•litigation over, or investigations by regulators into, our platform or operations;
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
•perception of any key brands, influencers, or other third parties that we have partnered with or may partner with in the future;
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
We have been subject to cybersecurity incidents in the past and anticipate being the target of future attacks. Any actual or perceived cybersecurity incident or security or privacy breach could interrupt our operations, subject us to claims, litigation, regulatory investigations and liability, and adversely affect our reputation, brand, business, financial condition, and results of operations.
Our business involves the collection, storage, transmission, and other processing of personal data and other sensitive and proprietary data of our merchants, consumers, and Dashers. Additionally, we maintain sensitive and proprietary data relating to our business, including our own proprietary data and personal data relating to our employees. Cybersecurity incidents are increasing in severity and sophistication and can originate with external actors or with our employees and contractors, whether acting maliciously or by inadvertently providing access to an external party or having their credentials compromised by an external party. Further, due to the current geopolitical environment, there is heightened risk of cybersecurity incidents sponsored by state actors or state-affiliated actors. In addition to other vectors, cybersecurity incidents can originate on our vendors’ systems, which can be leveraged to access our websites, platforms, and data, including personal data. We and our vendors have previously experienced these types of breaches and other incidents. For example, in August 2022, we reported an incident affecting one of our vendors that resulted in unauthorized access to personal data of certain consumers and Dashers. We have undertaken steps to enhance our cybersecurity and governance program, which include adding security layers around data, improving access controls, hiring additional personnel with cybersecurity experience, and using outside expertise to identify and repel threats. We cannot assure you that all potential causes of these incidents have been identified and remediated or will not lead to recurrence or other incidents.
Because techniques used to obtain unauthorized access to or to sabotage or exfiltrate data from information systems change frequently and may not be known until launched against us or our vendors, we and our vendors may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate detective or preventive measures, and we and our vendors may face delays in our response to or remediation of breaches and other incidents. Unauthorized parties have in the past gained access, and may in the future gain access, to systems used in our business through various means. In addition, there have been, and may in the future be additional, attempts to fraudulently induce our employees, merchants, consumers, Dashers, vendors, or others into disclosing user names, passwords, payment card information, or other sensitive information resulting in user account takeovers or the fraudulent transfer of funds to bad actors. With the prevalence of remote work, we may also be exposed to increased risks of breaches or incidents via these or other methods.
Although we have taken measures to monitor and protect our systems and the data in our possession, these measures have not fully protected our systems in the past and cannot guarantee security in the future. Our IT and infrastructure may be vulnerable to viruses, phishing and other forms of social engineering, denial-of-service, credential stuffing, ransomware and other malware, insecure third-party libraries, application or network vulnerabilities, reliance on third-party vendors for patches, unauthorized configurations, employee error and malfeasance, and other sources of disruption or unauthorized access, and, as a result, unauthorized parties may be able to access our systems and data, including personal data and other sensitive and proprietary data, through our systems. Although we have policies and technical controls restricting the access to and sharing of the data we store, as well as requiring encryption of data where appropriate, these policies and controls may not be effective in all cases. Any actual or perceived breach or incident could interrupt our operations, harm our reputation, brand, and competitive position, result in our platform being unavailable, loss or improper access to, or unavailability of, data, fraudulent transfer of funds, regulatory investigations, proceedings, and significant legal, regulatory, and financial exposure. Any such actual or perceived breaches or incidents or any perception that our security measures are inadequate could lead to loss of merchant, consumer, or Dasher confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Further, any cyberattacks or actual or perceived breaches or other incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us.
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
We are committed to the long-term success of our business, including by expanding our platform and enhancing the consumer experience, which may not maximize short-term financial results and may yield results that conflict with the market’s expectations, which could result in our stock price being adversely affected.
We are committed to the long-term success of our business, including by expanding our platform and enhancing the consumer experience, which we believe will ultimately drive long-term shareholder value. However, expanding our platform and continually enhancing the consumer experience requires steady and significant investments, which may not necessarily maximize short-term financial results. We frequently make business decisions that may negatively impact our short-term financial results when we believe that the decisions are consistent with our goals to improve the consumer experience, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our growth, business, financial condition, and results of operations could be adversely affected.
Illegal, improper, or otherwise inappropriate activity of merchants, consumers, Dashers, or other third party service providers, whether or not occurring while using our platform, could expose us to liability and adversely affect our business, brand, financial condition, and results of operations.
Illegal, improper, or otherwise inappropriate activities by merchants, consumers, Dashers, or other third party service providers, including the activities of former consumers and Dashers or individuals who are impersonating consumers, merchants, Dashers, or other third party service providers, have occurred, and in the future may occur, which could adversely affect our brand, business, financial condition, and results of operations. These activities include food tampering, inappropriate or unsanitary food preparation, handling, or delivery, dangerous or unlawful vehicular operation, assault, battery, theft, unauthorized use of credit and debit cards or bank accounts, registering consumer, merchant, or Dasher accounts with us using stolen personal information or altered identification documents, additional forms of identity theft, and other misconduct. Such activities have resulted in, and may in the future result in, physical injury, loss of life, property and financial damage for consumers, merchants, Dashers, and other third parties, business disruption, reputational and brand damage, or other significant liabilities for us.
We have in the past incurred, and may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card, debit card, or bank account information, fraud with respect to background checks, fraud by employees or agents relating to payments or credits on our platform, exploitation of system bugs or vulnerabilities to circumvent payment requirements, account takeovers of merchant, consumer, or Dasher accounts by bad actors, other unauthorized uses of another person's identity, and use of fraudulent identification documents. For example, bad actors have created consumer, merchant, and Dasher accounts using stolen personal identifying information for illicit purposes. Among other things, this has caused Form 1099s in the United States, and the equivalent in other countries with similar reporting obligations, to be incorrectly sent to individuals who are not performing services as Dashers. In addition, under current credit card practices, we may be liable for orders facilitated on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.
While we have implemented various measures intended to anticipate, identify, and address the risk of these types of illegal, improper, or otherwise inappropriate activities of merchants, consumers, Dashers, and other third party service providers, these measures may not adequately address or prevent all such activity from occurring or scale efficiently with our business and such conduct could expose us to liability, including through litigation or regulatory action, or adversely affect our brand or reputation. At the same time, if the measures we have taken to guard against these illegal, improper, or otherwise inappropriate activities, such as our requirement that all Dashers undergo a background check where permitted by applicable law, are too restrictive and inadvertently prevent Dashers and consumers otherwise in good standing from using our platform, or if we are unable to implement and communicate these measures fairly and transparently or are perceived to have failed to do so, or if our competitors do not adopt similar measures, the growth of Dashers and consumers on our platform and their use of our platform could be adversely affected. Any negative publicity related to incidents involving illegal, improper, or otherwise inappropriate activities, or the measures we adopt to mitigate the risk of such incidents, whether such incidents occurred on our platform or on our competitors’ platforms, could adversely affect our reputation and brand or public perception of our industry as a whole, which could negatively affect demand for platforms like ours, and potentially lead to increased regulatory or litigation exposure.

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
If we do not continue to innovate and further develop our platform, our platform developments do not perform, we do not successfully manage our platform strategy, or we are not able to keep pace with technological developments, we may not remain competitive and our business and results of operations could suffer.
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
In addition, any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Merchants, consumers, and Dashers may delay adoption and use of new products and services to permit them to make a more thorough evaluation of those products and services and to compare them against potentially competitive products in the market. Further, we may make changes to our platform and platform strategy that merchants, consumers, or Dashers do not find useful and we may discontinue certain products, services, or features that our merchants, consumers, or Dashers have otherwise enjoyed. To the extent that discontinued products, services, or features remain subject to a current contract with the applicable third party, we may incur costs with respect to our determination to discontinue those products, services, or features. Failure to effectively manage our platform and platform strategy could lead to merchant, consumer, or Dasher dissatisfaction and contractual liabilities, which could adversely affect our business and operating results. If existing and new merchants and consumers do not perceive the delivery services provided by Dashers that utilize our platform to be reliable, safe, and affordable, or if we fail to offer new and relevant services and features on our platform, we may not be able to attract or retain merchants, consumers, or Dashers or to increase their use of our platform, any of which could adversely affect our business, financial condition, and results of operations.
Further, if competitors introduce new features, offerings, or technologies, or if new industry standards and practices or consumer trends emerge, our existing technology, services, websites, and mobile applications may become less popular or obsolete. For example, our competitors may develop and commercialize autonomous and drone delivery technologies at scale before we or our partners do. In the event that our competitors bring autonomous or drone delivery to market before we do, or their technology is, or is perceived to be, superior to our or our partners’ technology, they may be able to leverage such technology to compete more effectively with us, which could adversely affect our business, financial condition, and results of operations. Our future success could depend in large part on our ability to invest in, develop, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.
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
We face certain risks in connection with our self-operated convenience, grocery, and other retail businesses, including DashMart and Wolt Market. To build and expand our self-operated businesses, we have made substantial investments, including in establishing and managing a reliable supply chain for in-store products, establishing supply-related contractual partnerships, leasing premises, hiring personnel, and rolling out relevant technologies and processes. We plan to continue to invest in such businesses in the future. The maintenance and expansion of our self-operated businesses requires significant investments, and there is no assurance that we will realize any of the anticipated benefits. In locations where we operate DashMart and Wolt Market, we may not be able to generate a sufficient number of orders to cover our fixed costs and make such services viable and we may incur significant costs before we can determine the viability of these DashMart and Wolt Market locations. Our self-operated retail locations also expose us to different regulatory requirements and risks than our Marketplaces and Commerce Platform, in particular with respect to food safety, permit and license requirements, and zoning restrictions, and certain other business risks, including inventory shrinkage. Our expansion into convenience, grocery, and other retail categories, may also result in the diversion of management’s attention from other business opportunities as well as the diversion of resources from support functions, which could adversely affect our business, financial condition, and results of operations.
Our marketing efforts to help grow our business may not be effective.
Promoting awareness of our platform is important to our ability to grow our business, and attracting merchants, consumers, and Dashers can be costly. We believe that much of the growth in the number of merchants, consumers, and Dashers that utilize our platform is attributable to our paid marketing initiatives. Our marketing efforts currently include referrals, affiliate programs, free or discount trials, partnerships, display advertising, television, billboards, radio, video, direct mail, social media, email, podcasts, hiring and classified advertisement websites, mobile “push” communications, search engine optimization, and keyword search campaigns. Our marketing initiatives may become increasingly expensive and we may not generate a meaningful return on these initiatives. Even if we increase revenue as a result of our paid marketing efforts, it may not offset the additional marketing expenses we incur. If our marketing efforts to help grow our business are not successful or cost-effective, our business, financial condition, and results of operations could be adversely affected.
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
Our ability to attract and retain merchants, consumers, and Dashers is dependent in part on our ability to provide high-quality support. Merchants, consumers, and Dashers depend on our support organization to resolve any issues relating to our platform. We rely on third parties to provide some support services and our ability to provide effective support is partially dependent on our ability to attract and retain third-party customer support providers who are qualified to support users of our platform and well versed in our platform. As we continue to grow our business and improve our offerings, we will face challenges related to providing high-quality support services at scale. Additionally, as we continue to grow our international business and the number of users not based in the U.S. on our platform, our support organization will face additional challenges, including those associated with delivering support in languages other than English and in ways consistent with the customs and dominant technologies used in the various geographies in which we operate. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform and business, our financial condition, and results of operations.
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
Changes to economic conditions can impact consumer spending in the regions where we do business, which can prompt consumers to reduce spending on our platform or forgo spending on our platform altogether. Any factor that impacts consumer spending broadly may also impact consumer spending on our platform. Some of these factors include unemployment, inflation, consumer debt, fluctuations in transportation costs, increased food costs, declines in asset prices, mortgage markets, taxation, energy prices, changes in interest rates and credit availability, and consumer confidence in the current and future political and economic environment. Economic conditions in certain regions may also be affected or exacerbated by natural disasters and threats to public health. Additionally, volatility in the global financial markets, or in specific segments of those markets, may contribute to banks and financial institutions with whom we have banking or payment processing relationships entering receivership or becoming insolvent in the future, and we may be unable to access or may lose some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the Federal Deposit Insurance Corporation or other insurance programs. Such volatility may also adversely impact any funds held temporarily at our third-party payment processors.
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
As our business has grown, we have increasingly become subject to risks arising from adverse global economic and political conditions, including the conflicts in the Middle East and Ukraine. Both these conflicts have had, and may continue to have, an adverse impact on macroeconomic conditions in their respective regions and given rise to volatility and instability in a manner that adversely affects our business and merchants, consumers, and Dashers on our platform in those regions.

We are subject to risks related to fluctuations in foreign currency exchange rates.
We are subject to foreign currency exchange risk as a result of our operations in non-U.S. countries. When conducting business in non-U.S. countries, including through Wolt and our other subsidiaries and affiliates, such business is typically denominated in the local currency of the respective country, which exposes us to the risk of fluctuations in foreign currency exchange rates. Our primary foreign currency exposure is currently to the Euro, the Canadian dollar, the Israeli shekel, and the Australian dollar. Additionally, because our financial statements are presented in U.S. dollars, local functional currencies will be converted into U.S. dollars at the applicable exchange rates for inclusion in our financial statements, thereby increasing our foreign exchange translation risk.
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
We may incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, or in support of internal business operations, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, inappropriate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties or violations of other rights of third parties, we may be subject to legal claims or liability and our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to the use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and results of operations. AI also presents emerging ethical and regulatory issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the development of government regulation of AI and automated decision-making technology more generally, may require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI and automated decision-making technology more generally in a manner that complies with applicable laws and regulations and ethically in order to minimize unintended, harmful impact.
Defects, errors, or vulnerabilities in our applications, backend systems, or other technology systems and those of third-party technology providers could harm our reputation and brand and adversely affect our business, financial condition, and results of operations.
The software underlying our platform is highly complex and has contained in the past, and may contain in the future, undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. Our practice is to effect frequent releases of software updates, sometimes multiple times per day. The third-party software that we incorporate into our platform may also be subject to errors or vulnerabilities. Any errors or vulnerabilities discovered in our code or from third-party software after release could result in negative publicity and a loss of users, revenue, and availability of our platform, as well as other performance issues. Such vulnerabilities could also be exploited by malicious actors and result in exposure of data of users on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects, or vulnerabilities could adversely affect our business, reputation, brand, financial condition, and results of operations.
We have implemented “sell-to-cover” in which shares of our Class A common stock are sold into the market on behalf of RSU holders upon vesting or settlement of RSUs to cover tax withholding liabilities and such sales will result in dilution to our stockholders.
We have implemented “sell-to-cover” with respect to RSUs we issue to employees and service providers, pursuant to which shares with a market value equivalent to the tax withholding obligation are sold on behalf of the holder of the RSUs upon vesting and settlement to cover the tax withholding liability and the cash proceeds from such sales are remitted by us to the taxing authorities. Some holders may instead elect to pay cash directly to us to cover such withholding obligations, but in a significant majority of cases, shares are sold on behalf of each holder upon the vesting and settlement of the RSUs. While such sales do not result in the expenditure of additional cash by us to satisfy the tax withholding obligations for RSUs, such sales cause dilution to our stockholders and, to the extent a large number of shares are sold in connection with any vesting event, such sales volume may cause our stock price to fluctuate.

We track certain operational metrics with internal systems and tools and do not independently verify such metrics. Certain of our operational metrics are subject to inherent challenges in measurement, and any real or perceived inaccuracies in such metrics may adversely affect our business and reputation.
We track certain operational metrics, including our merchant, consumer, and Dasher counts, key business and non-GAAP metrics, such as Total Orders, Marketplace GOV, Contribution Profit, Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow, and certain other metrics required by regulatory and administrative bodies, such as the monthly active recipients of our services in the EU (as required by Article 24(2) of the Digital Services Act), with internal systems and tools that are not independently verified by any third party and those operational metrics may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. In addition, while we track these metrics during the quarter, system limitations and the auditing process may result in the metrics that we publicly disclose differing materially from the estimated amounts that were tracked during that same period. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. For example, the accuracy of our operating metrics could be impacted by fraudulent users of our platform, and further, we believe that there are consumers who have multiple accounts, even though this is prohibited in our terms of service and we implement measures to detect and prevent this behavior. Consumer usage of multiple accounts may cause us to overstate the number of consumers on our platform. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, investors may lose confidence in our operating metrics and business and we expect that we could be subject to legal claims, including securities class action lawsuits, and our business, reputation, financial condition, and results of operations could be adversely affected.
Our actual losses may exceed our insurance reserves, which could adversely affect our financial condition and results of operations.
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any loss adjustment expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective, and speculative. Additionally, actuarial projections make no provision for the extraordinary future emergence of losses or types of losses not sufficiently represented in the historical data or which are not yet quantifiable. A number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, fluctuations in healthcare costs, legislative and regulatory developments, judicial developments and unexpected events such as natural or human-made catastrophic disasters or negative publicity. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any loss adjustment expenses for current and historical periods. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our business, financial condition, and results of operations.
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

Risks Related to our Legal and Regulatory Environment
If Dashers that utilize our platform are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, it could have an adverse effect that is material to our business, financial condition, and results of operations.
We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the U.S. federal, state, and municipal levels, as well as in non-U.S. jurisdictions, challenging the classification of Dashers that utilize our platform as independent contractors. Laws and regulations that govern the status and classification of independent contractors vary by jurisdiction and are subject to changes and divergent interpretations by various authorities, which can create uncertainty and unpredictability for us, as well as the Dashers, merchants, and consumers that use our platform. For example, in January 2024, the U.S. Department of Labor released a final rule regarding the classification of employees and independent contractors under the federal Fair Labor Standards Act, which implements new interpretative guidance for classification of workers.
While we maintain that Dashers that utilize our platform are properly classified as independent contractors, Dashers may be reclassified as employees due to changes in the law or its interpretation. Depending on the jurisdiction and the extent of our operations in each such jurisdiction, a reclassification of Dashers as employees could have an adverse effect that is material to our business, financial condition, and results of operations, including as a result of:
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
In addition to the harms listed above, a reclassification of Dashers as employees would require us to significantly alter our existing business model and operations in order to continue to operate our platform in that jurisdiction, which would result in significant increased costs and could negatively impact our ability to attract and retain Dashers on our platform, which could have an adverse effect that is material to our business, financial condition, and results of operations. A reclassification of Dashers as employees could also result in an increase to the fees we charge to consumers and the commissions we charge to merchants, which in turn could affect our ability to attract and retain consumers and merchant partners, and adversely affect our business, financial condition, and results of operations.
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
Several jurisdictions, including in the United States, have modified, or are considering modifying, their standards used to determine worker classification. For example, in July 2024, the Supreme Court of California ruled unanimously to uphold the core of Proposition 22, which preserves flexibility for California Dashers. Jurisdictions that have passed or may pass laws protecting Dashers’ independent contractor status may impose new obligations that increase our costs. For example, certain provisions of Proposition 22 regarding compensation, along with certain other requirements, are applicable to us and Dashers in California. These provisions have increased our costs related to Dashers in California. To offset a portion of these increased costs, in certain circumstances we charge higher fees and commissions, which have resulted in, and in the future could result in, lower order volumes over time. Depending on whether and how much we choose to increase fees and commissions, these increased costs could also lead to a lower Adjusted EBITDA and earnings per share.

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
With the breadth of our geographic scope, the classification of Dashers that utilize our platform as independent contractors may be subject to challenge in other jurisdictions. In particular, through Wolt, we are subject to local regulations and challenges in Europe and Asia to the classification of Wolt courier partners as independent contractors. For example, on November 1, 2021, the Finnish Occupational Safety and Health Administration issued a decision which deemed that Wolt courier partners in Finland are in an employment relationship with Wolt, and that Wolt should be mandated to keep statutory records of Wolt courier partners' working hours. Although we appealed the decision and, in February 2024, the Administrative Court of Hämeenlinna issued a decision concluding that Wolt courier partners are not in an employment relationship with Wolt, this decision is subject to further appeal and we may be subject to similar actions in other jurisdictions. In addition, other jurisdictions are considering changing the standards used to determine worker classification, which may impact the classification of Dashers using our platform. For example, the EU's Platform Work Directive, which entered into force in December 2024, requires EU member states to transpose its requirements to their national laws, including enacting new national laws for determining worker classification of platform workers, and may involve differing implementation by the various member states. Such EU-wide legislative reforms may adversely affect our ability to operate our current independent contractor model within the European Economic Area (the "EEA").
In certain jurisdictions where there are uncertainties associated with the interpretation of applicable law, or for other reasons, we may decide to adopt employment-based models, as Wolt already does, for example, in Germany, which could result in certain operational challenges and increased costs and cause us to withdraw from certain jurisdictions or decide not to expand our business in or into a certain jurisdiction, which could limit our growth and expansion opportunities.
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
Reports, whether true or not, of food-borne illnesses and injuries caused by food tampering or inappropriate or unsanitary food preparation, handling, or delivery, or other food safety incidents have led to threatened and actual legal claims against, and severely injured the reputations of, participants in the food business and could do so in the future as well. If any such report were to affect one or more of the merchants on our platform that generate a significant percentage of our overall business, it could cause considerable harm to our business. Further, food and other products that are ordered through our platform could be subject to a recall, but we may have limited ability, if any, to ensure compliance with a recall. In addition, reports of food-borne illnesses, food and other product recalls, food tampering, or inappropriate or unsanitary food preparation, handling, or delivery, even those occurring solely at merchants that are not on our platform, or any related injuries to, or deaths of, any consumers or Dashers, could, as a result of negative publicity about the restaurant or grocery industry, adversely affect our business, financial condition, and results of operations.
We also face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to Dashers regarding, among other things, the classification of Dashers that utilize our platform as well as our Dasher pay models, including claims regarding disclosures we make with respect to Dasher earnings, service fees, delivery fees, and gratuities, the process of signing up to become a Dasher, including our background check processes, removal of platform access, and the nature and frequency of our communications to Dashers via email, text, or telephone. We also face potential liability and expense for claims, including class actions, by or relating to consumers regarding, among other things, disclosures we make with respect to sales tax, consumer fees, gratuities, sign up and cancellation of subscription services, the local delivery fulfillment services we facilitate, discrepancies between the items on our websites and consumer applications and the items advertised at the merchants from which such items are delivered, and the nature and frequency of our marketing communications to consumers via email, text, or telephone. In addition, we face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to merchants regarding, among other things, menu pricing, exclusivity arrangements, and the listing of merchants on our platform without an agreement. Finally, we face potential liability and expense for claims relating to the information that we publish on our websites and mobile applications, including claims for trademark and copyright infringement, defamation, libel, and negligence, among others.
The results of any such claims, lawsuits, arbitration proceedings, government investigations, audits, and demands, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, be harmful to our reputation, require significant management attention, and divert significant resources. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties that could adversely affect our business, financial condition, and results of operations. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. There is no guarantee that our litigation reserves will be sufficient to offset such liabilities. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business and commercial partners and current and former directors and officers. Any of these outcomes and obligations could adversely affect our business, financial condition, and results of operations.
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
We have exposure to taxing authorities successfully asserting that we have not properly collected or remitted, or in the future should collect or remit, sales and use, gross receipts, value added, similar taxes or withholding taxes, and successfully imposing additional obligations or liabilities on us, and any such assessments, obligations, or liabilities could adversely affect our business, financial condition, and results of operations.
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
We are subject to indirect taxes, such as payroll, sales, use, value-added, goods and services, and gross receipt taxes, in the United States and non-U.S. jurisdictions where we operate. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may raise questions about, or challenge or disagree with, our calculation, reporting, or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, including tax on the cost of goods sold, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so, to collect additional taxes in a jurisdiction in which we currently collect taxes, or to collect, remit or pay taxes that are otherwise the responsibility of our vendors and partners, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage merchants, consumers, and Dashers from utilizing our offerings, or could otherwise harm our business, financial condition, and results of operations. Further, even where we are collecting taxes and remitting them to the appropriate authorities, we may fail to accurately calculate, collect, report, and remit such taxes.
The United States and certain non-U.S. jurisdictions have tax rules generally requiring payors to obtain payee taxpayer information and report payments to unrelated parties to the government. Under certain circumstances, a failure to comply with such obligations may cause us to become liable for monetary penalties or to withhold a percentage of the amounts paid to Dashers and merchants and remit such amounts to the taxing authorities. Due to the large number of Dashers and merchants, and the amounts paid to each, process failures with respect to these reporting obligations could result in substantial financial liability and other consequences to us if we were unable to remedy such failures in a timely manner.
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
We have exposure to greater than anticipated income tax liabilities.
We are subject to income taxes in the United States and certain non-U.S. jurisdictions. Our provision for (benefit from) income taxes is a function of the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. The determination of our worldwide provision for (benefit from) income taxes and other tax liabilities requires significant judgment by management and, in the ordinary course of our business, there are many transactions and calculations for which the applicable law and the ultimate tax determination are uncertain. Although we believe that our provision for (benefit from) income taxes is reasonable, the ultimate outcome may differ from the amounts recorded in our financial statements and could materially affect our financial results in the period or periods for which such determination is made.
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
The U.S. federal, state, and local governments, as well as a number of other countries and organizations, such as the European Union and the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws and regimes that, if enacted, could increase our tax obligations in jurisdictions where we do business. In addition, regulatory and other guidance, including case law, with respect to existing tax laws are constantly evolving. If one or more of these jurisdictions change applicable tax laws or successfully challenge our interpretations of existing or new tax laws or their application, including how or where our profits and losses are currently recognized, our overall taxes could increase, and our business, financial condition, or results of operations may be adversely impacted. For example, an increasing number of jurisdictions are considering or have adopted laws, administrative practices or interpretations that impose new tax measures, including but not limited to, revenue-based taxes and additional reporting obligations, targeting online commerce and the remote selling of goods and services. These include new obligations to withhold or collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations.
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
Our ability to use our net operating loss carryforwards and certain other tax attributes is subject to limitations.
While federal net operating loss ("NOL") carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such NOL carryforwards is limited to 80% of our federal taxable income. Our state and non-U.S. NOLs have varying expiration dates going forward. Utilization of our NOL carryforwards depends on our future taxable income, and there is a risk that some of our existing NOL carryforwards and tax credits in various jurisdictions could expire unused (to the extent subject to expiration) and be unavailable to offset future taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), loss utilization is limited if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by significant stockholders or groups of stockholders over a three-year period. We may have undergone ownership changes in the past, and we may experience ownership changes in the future because of shifts in our stock ownership, many of which are outside of our control. As a result, our ability to use our NOL carryforwards and other tax attributes to offset future U.S. federal taxable income or income tax liabilities may be, or may become, subject to limitations, which could result in increased future tax liability to us.
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
The on-demand local commerce industry and our business model are relatively nascent and rapidly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions, including those related to worker classification, Dasher pay and conditions of work, Dasher deactivations, insurance, merchant pricing and commissions, consumer fees, and taxes. Laws, regulations, and standards governing issues such as worker classification or our relationship with Dashers more generally (for example, those concerning Dasher pay and insurance requirements), labor and employment, anti-discrimination, food safety, alcoholic beverages and other highly regulated products, online payments, gratuities, merchant pricing and commissions, text messaging, membership products, intellectual property, data retention, privacy, data protection, data transfers and sharing, cybersecurity, consumer protection, consumer fees, antitrust, background checks, website and mobile application accessibility, environmental sustainability and related disclosures, and tax and other government-imposed fees are often complex, subject to change, and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between U.S. law and the laws of other countries, between U.S. state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. For example, the scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing and, in particular, the Telephone Consumer Protection Act restricts telemarketing and the use of automated SMS text messages without proper consent. This has resulted, and may in the future result, in civil claims against us.
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
As our business grows and evolves and our services are used in a greater number of geographies, we have become subject to a growing array of laws and regulations, which increase the complexity and compliance risk inherent in our business. For example, the EU has recently enacted, and is in the process of enacting, various laws and regulations that govern digital services and AI, and impose environmental sustainability obligations and disclosure requirements on businesses like ours. The impact of these new regulations on the overall industry, business models, and our operations is uncertain. We may be required to enhance our disclosures and undertake certain changes to our products, services, fees and commissions structure, and operations, including hiring additional highly specialized personnel, as a result of these new requirements, which could subject us to increased administrative costs.
In recent years, regulatory scrutiny of larger companies, technology companies, and companies engaged in dealings with independent contractors has increased. As a result, regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past in a manner adverse to our business, including by changing employment-related laws, mandating specific earnings standards or other requirements for Dashers, requiring businesses like ours to maintain specific auto insurance coverage, or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in December 2023, a New York City rule mandating certain minimum earnings standards for certain food delivery workers took effect. In addition, some jurisdictions in which we operate have price control measures in effect on local commerce platforms. These price control measures, minimum earnings standards, and similar regulations can increase the cost and complexity of operating, which has caused, and may in the future cause, us to increase the fees we charge to consumers. To the extent that price control measures, minimum earnings standards, or similar regulations lead to an increase in the fees we charge to consumers, consumer demand for our services could be reduced, which would further harm our business and results of operations. In addition, certain jurisdictions may challenge or seek to regulate the way in which we categorize, disclose, or collect consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing or misleading to consumers.
In addition, there is an increasingly active litigation and regulatory environment regarding antitrust and competition matters in the United States and other jurisdictions in which we operate. We could be subject to claims of violations of competition laws in many aspects of our business, including alleged market sharing, price fixing, anticompetitive exclusionary conduct, exchange of competitively sensitive information, and with respect to any acquisitions we undertake. For example, competition authorities in some of the jurisdictions in which Wolt operates have made queries regarding, or investigated, Wolt’s pricing-related terms or other practices and competition authorities and courts have issued decisions concerning Wolt’s pricing-related terms or other practices. Any potential violations of competition laws could result in litigation, fines, restrictions on our operations, render applicable provisions or contracts unenforceable, divert management’s attention, and lead to claims for damages and reputational harm, each of which could adversely affect our business, financial condition, and results of operations.
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad, including EU anti-money laundering directives and related regulations in connection with our operations in Europe. The FCPA and other applicable anti-bribery and anti-corruption laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. These laws may also hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents who are acting on our behalf. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries and our employees, representatives, contractors, and agents, even if we do not explicitly authorize such activities. In addition, we may be subject to liability, including penalties and fines, for any failure to satisfy certain requirements under anti-money laundering laws, such as meeting local “know your customer” and ongoing due diligence standards. For example, in connection with our operations in Europe, we could be liable for penalties of up to 10% of our revenue in a fiscal year in the event that our anti-money laundering compliance measures are found to be insufficient. All of these laws may also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible, and our exposure for violating these laws increases as our international presence expands, including as a result of our acquisition of Wolt, and as we increase sales and operations in non-U.S. jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a drop in our stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.
We may be subject to various regulations relating to payment processing.
The majority of payments by our consumers are made by credit card or debit card or through third-party payment services, which subjects us to certain payment-related regulations. We may in the future offer new payment options to consumers that may be subject to additional regulations and risks. In the United States, money transmitters are regulated by numerous state and local governments and agencies, many of which may define "money transmitter" differently. If we are found to be a money transmitter under any applicable regulations and we are not in compliance with such regulations, we may be subject to fines or other penalties levied by national, federal, state, or local regulators in one or more jurisdictions. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services. For example, as a result of our operations in Europe, we are subject to the revised EU Payment Services Directive ("PSD II") and related regulations. One of our subsidiaries acts as an intra-group licensed payment service provider and electronic money institution for its payment services to merchants in the EEA countries and has obtained a payment institution license and electronic money license from the Finnish Financial Supervisory Authority in accordance with PSD II. Should our payment institution or electronic money licenses be revoked in the future, or any other enforcement measures be taken by the Finnish Financial Supervisory Authority, such as imposing penalties or forcing us to cease offering certain payment facilities, our operations in Europe would be adversely affected. Furthermore, as we expand into new jurisdictions and expand or pursue new business opportunities, the payment-related regulations that we are subject to will expand as well, including, for example, with respect to the provision of payments and financial services we offer in Israel. In addition to fines, penalties for failing to comply with applicable rules and regulations related to payment processing could include criminal and civil proceedings, forfeiture of significant assets, or other enforcement actions. We could also be required to make significant changes to our business practices or compliance programs as a result of regulatory scrutiny, which could interrupt our ability to operate in certain jurisdictions and otherwise adversely affect our business and results of operations.
Government regulation of the Internet, mobile devices, and e-commerce is evolving, and unfavorable changes could substantially adversely affect our business, financial condition, and results of operations.
We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, mobile devices, and e-commerce that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth of the Internet, mobile devices, e-commerce, or other online services, and increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business. These regulations and laws, which continue to evolve, may cover taxation, tariffs, user privacy, data protection, cybersecurity, pricing and commissions, content, copyrights, distribution, social media marketing, advertising practices, sweepstakes, mobile, electronic contracts and other communications, consumer protection, broadband residential Internet access, and the characteristics and quality of services. It is not always clear how existing laws governing issues such as property ownership, sales, use, and other taxes, libel, and personal privacy apply to the Internet and e-commerce. In addition, as we continue to expand internationally, it is possible that non-U.S. government entities may seek to censor content available on our mobile applications or websites or may even attempt to block access to our mobile applications and websites. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business, and proceedings or actions against us by governmental entities or others, which could adversely affect our business, financial condition, and results of operations.
Changes in laws or regulations relating to privacy or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy or the protection or transfer of data relating to individuals, could adversely affect our business.
We receive, transmit, process, and store a large volume of personal data relating to the merchants, consumers, and Dashers that use our platform, as well as other personal data relating to our employees and other personnel. We are subject to a growing body of local, municipal, state, federal, national, and international laws and regulations in the jurisdictions where we operate that address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data, which may require the notification of certain security breaches involving personal data. These laws and regulations evolve frequently, and their scope may continually change through new legislation, amendments to existing legislation, or changes in enforcement, and such changes may be inconsistent from one jurisdiction to another. For example, many U.S. states have enacted comprehensive privacy legislation similar to the California Consumer Privacy Act and a growing number of U.S. states have enacted legislation addressing other privacy matters, such as cybersecurity and consumer health data and biometrics. With our operations in the EU, we are subject to the General Data Protection Regulation, as well as national data protection and privacy schemes in other countries in which we operate. Any changes in these laws or regulations or their interpretation or enforcement could add further complexity, variation in requirements, restrictions, and legal risk; require additional investment of resources in compliance and data management programs; and result in changes or increased compliance costs in business practices and policies. For example, new and evolving requirements around consumer health data may restrict our ability to provide personalized content on our platform. These laws also impose strict and sometimes inconsistent requirements relating to the processing of personal data as well as significant penalties, such as fines, injunctions against the processing of personal data, and civil litigation claims, for noncompliance. We have incurred, and expect to continue to incur, significant expenses in our efforts to comply with current and evolving privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations.
We are also subject to industry standards, such as the Payment Card Industry Data Security Standard, which requires companies to adopt certain measures designed to ensure the security of cardholder information. We may also be contractually required to process and secure data in certain manners and to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy, data protection, cybersecurity, or consumer protection.
Additionally, our success depends in part on our ability to access, collect, use, and otherwise process data relating to Dashers, merchants, consumers, and other individuals. If the use of tracking technologies, such as “cookies,” is further restricted, regulated, or blocked by new laws, regulations, litigation, or other practices, the amount or accuracy of Internet user information we collect would decrease, which could harm our business, financial condition, and results of operations. U.S. and non-U.S. jurisdictions have enacted or are considering enacting legislation or regulations that significantly restrict the practice of online tracking. Other regulators are increasingly scrutinizing the use of online tracking tools and compliance with requirements related to the online behavioral advertising ecosystem. Moreover, some providers of consumer devices and web browsers, such as Apple and Google, plan to or have implemented means to make it easier for Internet users to block tracking technologies or to require new permissions from users for certain activities, which could, if widely adopted, significantly reduce the effectiveness of such practices and technologies. As a result, we may have to develop alternative systems to determine our customers’ behavior, customize their online experience, or efficiently market to them.
Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and cybersecurity, it is possible that our interpretations of the law and regulations or our practices and platform could be inconsistent with, be alleged to fail, or fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our vendors, merchants, or Dashers on our platform, to comply with applicable laws or regulations or any other actual or asserted obligations relating to privacy, data protection, or cybersecurity, or any compromise of security that results in unauthorized access to, or use or release of personal data or other data relating to merchants, consumers, Dashers, or other individuals, or the perception of privacy concerns or that any of the foregoing types of failure or compromise has occurred, could damage our reputation and brand, discourage new and existing merchants, consumers, and Dashers from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations.
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
We procure third-party insurance policies from a limited number of insurance providers to cover various operations-related risks including auto liability, workers’ compensation, business interruptions, security and data breaches, crime, directors’ and officers’ liability, occupational accident liability for Dashers, and general business liabilities. For certain types of operations-related risks, we may not be able to, or may choose not to, acquire insurance. We may also choose to self-insure for certain types of claims or for certain claims below or above certain dollar amounts. Even if we do acquire insurance for our operations-related risks, we may not obtain enough insurance to adequately mitigate such risks, and we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. If any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make. In addition, if any of our insurance providers terminate their relationship with us or refuse to renew their relationships with us on commercially reasonable terms, we would be required to find alternate insurance providers and may not be able to secure similar terms or a suitable replacement in an acceptable time frame. Further, some of our agreements with merchants require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these merchant agreements and could be subject to additional liabilities as a result.
If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would be responsible for the excess, in addition to amounts already incurred in connection with deductibles, self-insured retentions, or otherwise paid by our insurance subsidiary. In addition, if we were to experience an unusually large amount of operations-related claims that we self-insure, our financial condition and results of operations could be adversely affected. Even if operations-related claims do not result in liability, we may incur significant costs in investigating and defending against them.
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
We primarily rely on third-party payment processors to process payments made to merchants and Dashers and a small number of third-party payment processors to process payments made by consumers, and if we cannot manage our relationship with such third parties and other related risks, our business, financial condition, and results of operations could be adversely affected.
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
We also provide Dashers in the U.S. with access to certain banking services that facilitate, among other things, immediate access to their earnings. Through this offering we act as a service provider to a bank and are contractually bound to adhere to certain banking or financial regulations that could subject us to regulatory review, proceedings, or audits pursuant to federal or state laws, as well as the risk of contractual breach and indemnification.
If we fail to or are alleged to fail to comply with applicable payment, payment processing, banking, anti-money laundering, and similar regulations as a result of our relationships with our third-party payment processors or the services that we offer to our Dashers, we may be subject to claims and litigation, regulatory investigations and proceedings, civil or criminal penalties, fines, or higher transaction fees and may lose the ability to accept online payments or other payment card transactions or provide certain services to our Dashers, which could make our platform less convenient and attractive to consumers and Dashers. We also rely on data provided by our payment service provider partners for financial statement reporting, and there could be inaccuracies and other errors in such data. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected. Additionally, these relationships require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks, and certain other banking or financial regulations. These networks and other applicable authorities could adopt new rules or regulations or interpret or re-interpret existing rules or regulations in ways that might prohibit us from providing certain services to some users or Dashers, be costly to implement, or difficult to follow. If we fail to comply with these rules or regulations, we may be subject to fines and higher transaction fees, lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments, or lose our ability to offer access to certain services that benefit Dashers, and our business, financial condition, and results of operations could be adversely affected. We have also agreed to reimburse our third-party payment processor for any reversals, chargebacks, and fines they are assessed by payment card networks if we violate these rules. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
We rely on third-party background check providers to screen potential Dashers, and if such providers fail to provide accurate information or we are not able to maintain business relationships with them, our business, financial condition, and results of operations could be adversely affected.
Where permitted under applicable law, we rely on accredited third-party background check providers to assist with verifying the authenticity of Dashers and to provide the criminal and/or driving history of potential Dashers and, in some cases, existing Dashers, to help identify those that are not qualified to use our platform pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable law or regulations. If any of our third-party background check providers fails to perform as expected, terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find alternate providers, and may not be able to secure similar terms or replace such partners in an acceptable time frame. In certain jurisdictions, including Canada and the United States, we currently rely on a single third-party background check provider. In other jurisdictions, we rely on a very limited number of background check providers. If the need arises, and we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential Dashers and, as a result, our platform may be less attractive to potential Dashers and we may have difficulty finding enough Dashers to meet consumer demand. Further, if the background checks conducted by our third-party background check providers are inaccurate or do not otherwise meet our expectations, unqualified Dashers may be permitted to make deliveries on our platform and, as a result, we may be unable to adequately help protect or provide a safe environment for our merchants and consumers. Conversely, inaccurate background checks may inadvertently exclude qualified Dashers from our platform. As a result of inaccurate background checks, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, if a Dasher engages in criminal activity after the third-party background check has been conducted, we may not be informed of such criminal activity and this Dasher may continue to have access to, and complete deliveries through, our platform.
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
Any negative publicity related to any of our third-party background check providers, including publicity related to safety incidents or actual or perceived privacy or security breaches or other security incidents, or our actual or perceived failure to take action on negative results of a background or other check that we may initiate with respect to a Dasher, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
Our platform, services, and operations depend on a wide variety of third-party software and services and any interruption in services provided by these third parties could adversely affect our business and results of operations.
We have integrations with or otherwise utilize or rely on PayPal, Stripe, Olo, Google Maps, Amazon Web Services ("AWS"), and a variety of other third-party vendors. Our business would be disrupted, and we may have to seek alternative service providers, if any of the third-party software or services we utilize, or functional equivalents thereof, were unavailable due to, among other reasons, extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. Third-party software, applications, products, platforms, and services, and the terms on which they are offered, are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings. Updates to third-party software that integrates with our offerings could cause our platform to not operate as efficiently as it previously had or at all. In addition, some of our competitors or merchants on our platform may take actions that disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to operate and distribute our platform. Any changes in these systems that degrade the functionality of our platform or give preferential treatment to competitive services could adversely affect usage of our platform.
We primarily host our platform and support our operations on data centers provided by AWS, a third-party provider of cloud infrastructure services, in a limited number of locations. We have experienced, and expect that in the future we will continue to experience, interruptions, delays, and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors or misconduct, natural disasters, cybersecurity events, website hosting disruptions, and capacity constraints. Although it would be difficult for a number of reasons, we believe that we could transition to one or more alternative cloud infrastructure providers on commercially reasonable terms if it became necessary. In the event that our agreement with AWS is terminated, not available on the same terms, or we add additional cloud infrastructure service providers, we may experience significant costs or downtime, which could adversely affect our business.
In certain markets, we regularly engage fleet companies to fulfill deliveries on our platform. Fleet companies are third parties that provide delivery services using their own workforce or, in some cases, their own subcontractors. Our operations in some markets may be heavily dependent on the services of fleet companies. To the extent that we do become reliant on fleet companies in certain markets, it may be difficult to find a suitable replacement for the fulfillment services that such fleet companies provide in a timely manner or at all. In addition, if fleet companies operate below appropriate quality standards or have compliance or other regulatory issues, our business, reputation and results of operations could be adversely affected in those markets. Although we contractually require our fleet partners to comply with applicable law in their operations, we do not control these companies and any non-compliance with applicable law has resulted in, and may in the future result in, increased legal and regulatory exposure and increased resourcing needs. In the event that our relationship with any of our key partners, including fleet companies, deteriorates, whether as a result of business disputes, regulatory issues, or degrading quality of services, we may experience difficulties maintaining our operations in impacted markets, which could adversely affect our business and results of operations.
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
Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and third parties we share information with to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our platform or other software, technology, and functionality, obtain and use information that we consider proprietary, or use branding that is confusingly similar to our own. In addition, unauthorized parties may also attempt, or successfully endeavor, to obtain our intellectual property, confidential information, and trade secrets through various methods, including through cybersecurity attacks, and legal or other methods of protecting this data may be inadequate.
We have registered, among other trademarks, the term “DoorDash” in the United States, Canada, and other jurisdictions, and "Wolt" throughout the EU and in other countries in which Wolt operates. Competitors have and may continue to adopt and use service names and domain names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks or domain names. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Our platform contains software modules licensed to us by third-party authors under open source licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, or other contractual protections regarding infringement claims or the quality of the code. In addition, the public availability of such software may make it easier for others to compromise our platform.
Some open source licenses contain requirements that may, depending on how the licensed software is used or modified, require that we make available source code for modifications or derivative works we create based upon the licensed open source software, authorize further modification and redistribution of that source code, make that source code available at little or no cost, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could be required under certain open source licenses to release the source code of our proprietary software under the terms of an open source software license. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. To avoid the release of the affected portions of our source code, we could be required to purchase additional licenses and expend substantial time and resources to re-engineer some or all of our software or cease use or distribution of some or all of our software until we can adequately address the concerns.
Although we have certain policies and procedures in place to monitor our use of open source software that are designed to avoid subjecting our platform to conditions we do not intend, those policies and procedures may not be effective to detect or address all such conditions. In addition, the terms of many open source licenses have not been interpreted by U.S. or non-U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. There have been claims challenging the ownership of open source software against companies that incorporate open source software into their offerings. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our platform on terms that are not economically feasible, to re-engineer our platform, to discontinue or delay the provision of our platform if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, financial condition, and results of operations.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility, to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, and to require cash collateral for any outstanding letters of credit issued under the revolving credit facility. If the debt under our revolving credit facility were to be accelerated or such cash collateral were to be required, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of December 31, 2024, there were no revolving loans outstanding and $112 million in aggregate face amount of letters of credit issued under our revolving credit facility.
Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of December 31, 2024, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of LaunchPad, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 51% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to our initial public offering and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of December 31, 2024, our Co-Founders would collectively hold 61% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
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
As a result of our multi-class common stock structure and the Voting Agreement, our Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of December 31, 2024, and Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of Nasdaq. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of Nasdaq regarding corporate governance, including requirements that a majority of its board of directors consist of independent directors, a compensation committee be composed of independent directors, and that there is independent director oversight over the director nomination process.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy

Cybersecurity risk management is an important part of our enterprise risk management efforts. We have an enterprise-wide cybersecurity program that is designed to identify, protect, detect, and respond to reasonably foreseeable cybersecurity risk and threats, and continuously work to enhance and improve our cybersecurity and risk management efforts. We routinely assess material risks from cybersecurity threats and maintain incident response plans designed to protect, identify, evaluate, respond to, and recover from a cybersecurity incident. The plans are designed to be flexible so that they may be adapted to an array of potential scenarios, and provide for the creation of cross-functional cybersecurity incident response teams in the event of a cybersecurity incident. We regularly conduct exercises to help ensure our overall preparedness for a cybersecurity incident.

We also have invested in tools and technologies to protect our data and information technology, and we monitor our systems on an ongoing basis to identify and assess risk. In addition, we have mandatory cybersecurity training designed to educate and train employees on how to identify and report cybersecurity threats. We also provide specialized training for employees in more sensitive roles.

We take measures to assess and, where warranted, update and improve our cybersecurity program, including by regularly conducting internal risk assessments, internal control validations, independent program assessments, threat assessments, penetration testing, and scanning of our systems for vulnerabilities. Our cybersecurity risk management framework is based on applicable laws and regulations, as well as industry recognized standards and practices, including a system and organization controls 2 (SOC 2 type II) examination for certain DoorDash Operations (as defined below), an ISO 27001 certification for certain Wolt Operations (as defined below), and an annual payment card industry data security standard review of our security controls protecting payment card information. We undergo periodic third-party assessments against recognized industry standards and practices, including an annual payment card industry data security standard review of our security controls protecting payment card information. We also periodically engage third-party advisors to assess the effectiveness of our cybersecurity program, policies and practices, consult with external advisors regarding opportunities and enhancements to strengthen our policies and practices, and assess our cybersecurity capabilities using third-party security firms. Our internal audit team provides independent assessment of our cybersecurity program and controls.

With respect to third-party service providers, our cybersecurity program includes conducting due diligence and vendor risk assessment of relevant service providers’ cybersecurity programs prior to onboarding, as well as ongoing monitoring through our third-party risk management policies and programs. We also contractually require third-party service providers with access to our information technology systems, sensitive business data, or personal information to implement and maintain appropriate security controls and provide for contractual restrictions on their ability to use our data. We work with these third-party service providers to help ensure their cybersecurity protocols are appropriate to the risk presented by their access to or use of our systems and/or data, including notification and coordination concerning incidents occurring on third-party systems that may affect us. Our service providers are contractually required to notify us promptly of security incidents that may affect our systems or data, including personal information.

To date, risks from cybersecurity threats have not materially affected our business or operations. Although we have invested in the protection of our data and information technology, and monitor our systems on an ongoing basis, there can be no assurance that such efforts will be successful in preventing our information technology systems from being compromised or otherwise protecting us completely from security breaches or incidents. For additional information regarding whether any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please see the section titled "Risk Factors," in this Annual Report on Form 10-K, including the section titled “Risk Factors—Risks Related to Our Business and Operations—We have been subject to cybersecurity incidents in the past and anticipate being the target of future attacks. Any actual or perceived cybersecurity incident or security or privacy breach could interrupt our operations, subject us to claims, litigation, regulatory investigations and liability, and adversely affect our reputation, brand, business, financial condition, and results of operations.”

Governance

Our board of directors is responsible for overseeing risk management for the Company and administers this responsibility both directly and with assistance from its committees. Our board of directors has designated our audit committee to administer oversight of cybersecurity risk management, which is a critical component of our enterprise risk management program. As such, our audit committee receives regular updates on our cybersecurity program and is actively involved in reviewing our cybersecurity and technology risks and opportunities, risk mitigation strategies, incident and industry trends, areas of emerging risks, and other areas of importance, including with respect to cybersecurity. Security updates are also provided to the full board of directors from time to time.

The Company's cybersecurity risk management is jointly led by (i) for all operations other than our Wolt Operations (“DoorDash Operations”), DoorDash, Inc.’s Director of Security Governance, Risk, and Compliance, who is currently serving as interim security lead (the “Interim Security Lead”) while the Company onboards a new Chief Information Security Officer, and (ii) for our international operations conducted under Wolt and its subsidiaries (“Wolt Operations”), Wolt’s Chief Security Officer. The Interim Security Lead is responsible for assessing and managing information security and technology risks for DoorDash Operations and reports to the General Counsel. She has worked in security and technology for over 17 years, with the last 10 years spent in security leadership. She holds a bachelor's degree in finance and management information systems from the University of Maryland. Wolt’s Chief Security Officer is responsible for assessing and managing information security, technology, and physical security and safety risks for Wolt Operations, and reports to the Chief Executive Officer of Wolt. He has worked in security and technology for over 30 years. Each of their respective teams are composed of experienced personnel with a broad range of experience across the technology industry.

Management is responsible for assessing, identifying, and managing material cybersecurity risks, and both the Interim Security Lead and Wolt’s Chief Security Officer and their respective teams meet regularly with each other and with members of management to review and evaluate our cybersecurity risks and risk management program. As part of its oversight of cybersecurity risks, our audit committee receives regular updates on the risks and status of both the DoorDash and Wolt security programs. Both programs have in place coordinated cybersecurity incident response processes that set forth procedures for managing and responding to cybersecurity incidents across the enterprise, including the assignment of cross-functional roles and responsibilities and protocols for the escalation of significant incidents to members of management and our audit committee.
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
We have been proactively working with state and local governments and regulatory bodies to ensure that our platform can continue to operate in the United States and non-U.S. jurisdictions. New laws and regulations and changes to existing laws and regulations continue to be adopted, implemented, and interpreted in response to our industry and related technologies. For example, the California Legislature passed AB 5, which was signed into law in September 2019 and became effective in January 2020. AB 5 codified the standard in Dynamex regarding contractor classification, expanded its application, and created numerous carve-outs. We, along with certain other companies, supported a campaign for Proposition 22 to address AB 5 and preserve flexibility for California Dashers, which was approved by voters in November 2020 and went into effect in December 2020. However, in February 2021, petitioners consisting of a number of individuals and labor groups filed a writ of mandate petitioning the Alameda County Superior Court to compel the State of California not to enforce any provisions of Proposition 22 as unconstitutional. In August 2021, after a merits hearing, the Alameda County Superior Court issued an order finding that the entirety of Proposition 22 is unenforceable. The California Attorney General, the Protect App-Based Drivers and Services coalition and individual sponsors of Proposition 22 filed appeals in the California First District Court of Appeal. In March 2023, the Court of Appeal overturned the Alameda County Superior Court's ruling and upheld nearly all of Proposition 22 as state law. In April 2023, petitioners consisting of a number of individuals and labor groups filed a petition for review in the Supreme Court of California, which was granted in June 2023.

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
Regulatory and administrative investigations, audits, demands, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, we have recorded an accrual for this matter within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2024. We are currently the subject of government investigations, audits, demands, and inquiries in other jurisdictions as well, and we may in the future settle, or record accruals with respect to, such matters. Further, the results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
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
Effective September 27, 2023, our Class A common stock was listed and began trading on Nasdaq's Global Select Market under the ticker symbol "DASH". From December 9, 2020 through September 26, 2023, our Class A common stock was listed on the New York Stock Exchange under the symbol “DASH”. Prior to December 9, 2020, there was no public trading market for our Class A common stock.
Our Class B common stock and Class C common stock are neither listed nor traded.
Holders of Record
As of December 31, 2024, there were 149 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of December 31, 2024, there were 17 holders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Tony Xu, Andy Fang, or Stanley Tang or their respective affiliates.
As of December 31, 2024, there were no holders of our Class C common stock.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
October 1 - 31	—	$—	—	$876
November 1 - 30	—	$—	—	$876
December 1 - 31	—	$—	—	$876
Total	—		—

(1)In February 2024, our board of directors authorized the repurchase of up to $1.1 billion of our Class A common stock. In connection with this authorization, we have entered into Rule 10b5-1 plans, which as of December 31, 2024 has resulted in the repurchase of approximately $224 million of our Class A common stock in open market transactions. The February 2024 authorization does not have an expiration date. Please see Note 10 — "Common Stock" included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
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
The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the S&P 500 and the S&P 500 IT. An investment of $100 is assumed to have been made in our Class A common stock and in each index on December 9, 2020, the date our Class A common stock began trading on a national stock exchange, and its relative performance has been tracked through December 31, 2024, the last trading day in 2024. The graph uses the closing market price on December 9, 2020 of $189.51 per share as the initial value of our Class A common stock.
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
In addition, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 20, 2024.

Overview
DoorDash, Inc. is incorporated in Delaware with headquarters in San Francisco, California. Our mission is to grow and empower local economies. We aim to do this by providing services that reduce friction in local commerce and help merchants better connect with consumers in their communities.
Our primary offerings include the DoorDash Marketplace and the Wolt Marketplace (our "Marketplaces"), and our Commerce Platform. Our Marketplaces operate in over 30 countries across the globe and provide an integrated suite of services that help merchants establish an online presence, connect with consumers in their communities, and solve mission-critical challenges, such as customer acquisition, demand generation, order fulfillment, merchandising, payment processing, and customer support. We also offer advertising as a value-added service through our Marketplaces to help merchants and consumer packaged goods companies increase consumer engagement and drive incremental revenue.
Our Marketplaces compete for consumers based primarily on the selection, convenience, quality, affordability, and service we provide. Our Marketplaces also offer our consumer membership programs, DashPass and Wolt+, which aim to lower transactional friction by reducing the delivery and service fees we charge, while providing additional membership benefits.
In addition to our Marketplaces, we offer our Commerce Platform, which is a suite of services that help merchants grow, run, and operate their businesses on their own channels. DoorDash Drive On-Demand and Wolt Drive (together, "Drive") are white-label delivery fulfillment services that generate the majority of revenue within our Commerce Platform. In addition to Drive, we also provide services that help merchants establish online ordering, build branded mobile apps, enable tableside order and pay, and improve customer support.
Financial and Operational Highlights
We use the following financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Year Ended December 31,
(in millions, except percentages)	2022	2023	2024

Total Orders	1,736	2,161	2,583
Total Orders Y/Y growth	25%	24%	20%
Marketplace GOV	$53,414	$66,771	$80,231
Marketplace GOV Y/Y growth	27%	25%	20%
Revenue	$6,583	$8,635	$10,722
Revenue Y/Y growth	35%	31%	24%
Net Revenue Margin	12.3%	12.9%	13.4%
GAAP gross profit	$2,824	$3,860	$4,979
GAAP gross profit as a % of Marketplace GOV	5.3%	5.8%	6.2%
Contribution Profit(1)	$1,567	$2,482	$3,474
Contribution Profit as a % of Marketplace GOV	2.9%	3.7%	4.3%
GAAP net income (loss) attributable to DoorDash, Inc. common stockholders	$(1,365)	$(558)	$123
GAAP net income (loss) attributable to DoorDash, Inc. common stockholders as a % of Marketplace GOV	(2.6)%	(0.8)%	0.2%
Adjusted EBITDA(1)	$361	$1,190	$1,900
Adjusted EBITDA as a % of Marketplace GOV	0.7%	1.8%	2.4%
Weighted-average diluted shares outstanding	371	393	430
(1)Contribution Profit and Adjusted EBITDA are non-GAAP financial measures. For more information regarding our use of these measures and reconciliations to the most directly comparable financial measures calculated in accordance with GAAP, see the section titled “Non-GAAP Financial Measures."
Total Orders. We define Total Orders as all orders completed through our Marketplaces and Commerce Platform over the period of measurement.
Total Orders grew to 2.6 billion in 2024, a 20% increase compared to 2023. The increase in Total Orders was driven primarily by growth in consumers and growth in average consumer engagement.

Marketplace GOV. We define Marketplace GOV as the total dollar value of orders completed on our Marketplaces, including taxes, tips4, and any applicable consumer fees, including membership fees related to DashPass and Wolt+. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants for orders fulfilled through our Commerce Platform.
Marketplace GOV grew to $80.2 billion in 2024, a 20% increase compared to 2023, driven primarily by growth in Total Orders.
Net Revenue Margin. We define Net Revenue Margin as revenue expressed as a percentage of Marketplace GOV.
Net Revenue Margin increased to 13.4% in 2024 from 12.9% in 2023, primarily due to an increased contribution from advertising revenue.
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
Contribution Profit increased to $3.5 billion in 2024 from $2.5 billion in 2023, driven primarily by growth in revenue, partially offset by increases in cost of revenue and sales and marketing expenses.
Adjusted EBITDA. We define Adjusted EBITDA as net income (loss) attributable to DoorDash, Inc. common stockholders, adjusted to include net income (loss) attributable to redeemable non-controlling interests, and exclude (i) certain legal, tax, and regulatory settlements, reserves, and expenses, (ii) loss on disposal of property and equipment, (iii) transaction-related costs (primarily consists of acquisition, integration, and investment related costs), (iv) impairment expenses, (v) restructuring charges, (vi) inventory write-off related to restructuring, (vii) provision for (benefit from) income taxes, (viii) interest income, net, (ix) other expense, net, (x) stock-based compensation expense and certain payroll tax expense, and (xi) depreciation and amortization expense.
Adjusted EBITDA is a performance measure that we use to assess our operating performance and the operating leverage in our business.
Adjusted EBITDA increased to $1.9 billion in 2024 from $1.2 billion in 2023, driven primarily by growth in Contribution Profit, partially offset by increases in adjusted research and development expense and adjusted general and administrative expense.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
Free Cash Flow increased to $1.8 billion in 2024 from $1.3 billion in 2023, driven primarily by an increase in net cash provided by operating activities.
4 Dashers receive 100% of tips.

Results of Operations
The following table summarizes our historical consolidated statements of operations data:

	Year Ended December 31,
(in millions)	2022	2023	2024

Revenue	$6,583	$8,635	$10,722
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	3,588	4,589	5,542
Sales and marketing	1,682	1,876	2,037
Research and development	829	1,003	1,168
General and administrative	1,147	1,235	1,452
Depreciation and amortization(2)	369	509	561
Restructuring charges	92	2	—
Total costs and expenses	7,707	9,214	10,760
Loss from operations	(1,124)	(579)	(38)
Interest income, net	30	152	199
Other expense, net	(305)	(107)	(5)
Income (loss) before income taxes	(1,399)	(534)	156
Provision for (benefit from) income taxes	(31)	31	39
Net income (loss) including redeemable non-controlling interests	(1,368)	(565)	117
Less: net loss attributable to redeemable non-controlling interests	(3)	(7)	(6)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(1,365)	$(558)	$123
(1)Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
(in millions)	2022	2023	2024

Cost of revenue, exclusive of depreciation and amortization	$102	$139	$151
Sales and marketing	98	119	117
Research and development	365	466	505
General and administrative	313	364	326
Restructuring charges	11	—	—
Total stock-based compensation expense	$889	$1,088	$1,099
(2)Depreciation and amortization related to the following:

	Year Ended December 31,
(in millions)	2022	2023	2024

Cost of revenue	$171	$186	$201
Sales and marketing	81	125	119
Research and development	104	185	222
General and administrative	13	13	19
Total depreciation and amortization	$369	$509	$561

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended December 31,
	2022	2023	2024

Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	54%	53%	52%
Sales and marketing	26%	22%	19%
Research and development	13%	12%	11%
General and administrative	17%	14%	14%
Depreciation and amortization	6%	6%	5%
Restructuring charges	1%	—%	—%
Total costs and expenses	117%	107%	101%
Loss from operations	(17)%	(7)%	(1)%
Interest income, net	1%	2%	2%
Other expense, net	(5)%	(1)%	—%
Income (loss) before income taxes	(21)%	(6)%	1%
Provision for (benefit from) income taxes	—%	—%	—%
Net income (loss) including redeemable non-controlling interests	(21)%	(6)%	1%
Less: net loss attributable to redeemable non-controlling interests	—%	—%	—%
Net income (loss) attributable to DoorDash, Inc. common stockholders	(21)%	(6)%	1%
Comparison of the Years Ended 2024 and 2023
Revenue
We generate a substantial majority of our revenue from orders completed through our Marketplaces and the related commissions charged to partner merchants and fees charged to consumers. Commissions from partner merchants are based on an agreed-upon rate applied to the total dollar value of goods ordered in exchange for using our Marketplaces to sell the partner merchants’ products. Fees from consumers are for the use of our Marketplaces and to arrange for delivery services. Our revenue reflects commissions charged to partner merchants and fees charged to consumers less (i) Dasher payout and (ii) refunds, credits, and promotions, which includes certain discounts and incentives provided to consumers.
We also generate revenue from membership fees paid by consumers for DashPass and Wolt+, and our advertising products, which are recognized as part of our Marketplaces revenue.
In addition, we generate revenue from other sources, including our Commerce Platform. Drive generates the majority of revenue within our Commerce Platform. We generate revenue from Drive by collecting per-order fees from merchants to arrange for delivery services that fulfill demand generated through their own channels.

	Year Ended December 31,			2023 to 2024
(in millions, except percentages)	2022	2023	2024	$ Change	% Change

Revenue	$6,583	$8,635	$10,722	$2,087	24%
Revenue increased by $2.1 billion, or 24%, in 2024, compared to 2023. The increase was primarily driven by a 20% increase in Marketplace GOV to $80.2 billion. In 2024, revenue grew at a faster rate than Marketplace GOV primarily due to an increased contribution from advertising revenue.
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

	Year Ended December 31,			2023 to 2024
(in millions, except percentages)	2022	2023	2024	$ Change	% Change

Cost of revenue, exclusive of depreciation and amortization	$3,588	$4,589	$5,542	$953	21%
Cost of revenue, exclusive of depreciation and amortization, increased by $953 million, or 21%, in 2024, compared to 2023. The increase was primarily attributable to an increase of $782 million in order management costs and an increase of $94 million in platform costs, driven primarily by growth in Total Orders.
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

	Year Ended December 31,			2023 to 2024
(in millions, except percentages)	2022	2023	2024	$ Change	% Change

Sales and marketing	$1,682	$1,876	$2,037	$161	9%
Sales and marketing expenses increased by $161 million, or 9%, in 2024, compared to 2023. The increase was primarily driven by an increase of $74 million in advertising expenses and an increase of $66 million in personnel-related compensation expenses and allocated overhead.
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Year Ended December 31,			2023 to 2024
(in millions, except percentages)	2022	2023	2024	$ Change	% Change

Research and development	$829	$1,003	$1,168	$165	16%
Research and development expenses increased by $165 million, or 16%, in 2024, compared to 2023. The increase was primarily driven by an increase of $163 million in personnel-related compensation expenses and allocated overhead.
General and Administrative
General and administrative expenses primarily consist of legal, tax, and regulatory expenses, which include litigation settlement expenses and sales and indirect taxes; personnel-related compensation expenses related to administrative employees, which include finance and accounting, human resources and legal; chargebacks associated with fraudulent credit card transactions; professional services fees; transaction-related costs; impairment expenses; bad debt expense; and allocated overhead.

	Year Ended December 31,			2023 to 2024
(in millions, except percentages)	2022	2023	2024	$ Change	% Change

General and administrative	$1,147	$1,235	$1,452	$217	18%
General and administrative expenses increased by $217 million, or 18%, in 2024, compared to 2023. The increase was primarily driven by an increase of $83 million in office lease impairment expenses, an increase of $58 million in legal, tax, and regulatory expenses, and an increase in personnel-related compensation expenses and allocated overhead, exclusive of stock-based compensation expense related to the CEO performance award, of $41 million, primarily driven by increased headcount.
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

	Year Ended December 31,			2023 to 2024
(in millions, except percentages)	2022	2023	2024	$ Change	% Change

Depreciation and amortization	$369	$509	$561	$52	10%
Depreciation and amortization expenses increased by $52 million, or 10%, in 2024, compared to 2023. The increase was primarily driven by an increase of $62 million in amortization expenses related to capitalized software and website development costs.
Restructuring Charges
Restructuring charges primarily consist of separation-related payments and other termination benefit costs associated with restructuring activities.

	Year Ended December 31,			2023 to 2024
(in millions, except percentages)	2022	2023	2024	$ Change	% Change

Restructuring charges	$92	$2	$—	$(2)	*
*Percentage not meaningful
Restructuring charges were not material in 2024 and 2023.
Interest Income, Net
Interest income, net primarily consists of interest earned on our cash, cash equivalents, and marketable securities, net of interest costs.

	Year Ended December 31,			2023 to 2024
(in millions, except percentages)	2022	2023	2024	$ Change	% Change

Interest income, net	$30	$152	$199	$47	31%
Interest income, net increased by $47 million, or 31%, in 2024, compared to 2023. The increase was primarily driven by an increase in average interest rates and a larger investment portfolio.
Other Expense, Net
Other expense, net primarily consists of adjustments to non-marketable equity securities, including impairment, as well as gains and losses from transactions denominated in a currency other than the functional currency.

	Year Ended December 31,			2023 to 2024
(in millions, except percentages)	2022	2023	2024	$ Change	% Change

Other expense, net	$(305)	$(107)	$(5)	$102	(95)%
Other expense, net, decreased by $102 million, or 95%, in 2024, compared to 2023. The decrease was primarily driven by a decrease of $95 million in impairment for investments in non-marketable equity securities.

Provision for (benefit from) Income Taxes
We are subject to income taxes in the U.S. and foreign jurisdictions in which we do business. Foreign jurisdictions have different statutory tax rates than those in the U.S. Additionally, certain of our foreign earnings may also be taxable in the U.S.
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
We have a valuation allowance for our net deferred tax assets in the U.S. and Finland. We expect to maintain these valuation allowances until it becomes more-likely-than-not that the benefit of our deferred tax assets will be realized by way of expected future taxable income in the U.S. and Finland.

	Year Ended December 31,			2023 to 2024
(in millions, except percentages)	2022	2023	2024	$ Change	% Change

Provision for (benefit from) income taxes	$(31)	$31	$39	$8	*
*Percentage not meaningful.
In 2024, the income tax expense increased by $8 million compared to 2023. The increase in income tax expense was primarily driven by U.S. pre-tax book income and the resulting increase in U.S. cash tax liabilities, partially offset by losses in foreign jurisdictions for which a tax benefit can be realized.
Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available in a future period to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded. The exact timing and amount of any potential valuation allowance release are subject to change on the basis of our level of sustained U.S. profitability, as well as the amount of our tax deductible stock-based compensation, which is dependent upon our publicly traded share price, and macroeconomic conditions, among other factors.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Year Ended December 31,
(in millions)	2022	2023	2024

Cost of revenue, exclusive of depreciation and amortization	$3,588	$4,589	$5,542
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(103)	(140)	(153)
Allocated overhead	(32)	(32)	(35)
Inventory write-off related to restructuring	(2)	—	—
Adjusted cost of revenue	$3,451	$4,417	$5,354
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
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Year Ended December 31,
(in millions)	2022	2023	2024

Sales and marketing	$1,682	$1,876	$2,037
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(98)	(119)	(118)
Allocated overhead	(19)	(21)	(25)
Adjusted sales and marketing	$1,565	$1,736	$1,894
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

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Year Ended December 31,
(in millions)	2022	2023	2024

Research and development	$829	$1,003	$1,168
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(366)	(470)	(507)
Allocated overhead	(16)	(16)	(23)
Adjusted research and development	$447	$517	$638
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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Year Ended December 31,
(in millions)	2022	2023	2024

General and administrative	$1,147	$1,235	$1,452
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(313)	(365)	(329)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(72)	(162)	(180)
Transaction-related costs	(68)	(2)	(7)
Office lease impairment expenses	(2)	—	(83)
Allocated overhead from cost of revenue, sales and marketing, and research and development	67	69	83
Adjusted general and administrative	$759	$775	$936

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
Contribution Profit
We use Contribution Profit to evaluate our operating performance and trends. We believe that Contribution Profit is a useful indicator of the economic impact of orders fulfilled through DoorDash as it takes into account the direct expenses associated with generating and fulfilling orders. It is not a financial measure of total company profitability and it is neither intended to be used as a proxy for total company profitability nor imply profitability for our business. We define Contribution Profit as our gross profit less sales and marketing expense plus (i) depreciation and amortization expense related to cost of revenue, (ii) stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing expenses, (iii) allocated overhead included in cost of revenue and sales and marketing expenses, and (iv) inventory write-off related to restructuring. We define gross margin as gross profit as a percentage of revenue for the same period and we define Contribution Margin as Contribution Profit as a percentage of revenue for the same period.

Gross profit is the most directly comparable financial measure to Contribution Profit. The following table provides a reconciliation of gross profit to Contribution Profit:

	Year Ended December 31,
(in millions, except percentages)	2022	2023	2024

Revenue	$6,583	$8,635	$10,722
Less: Cost of revenue, exclusive of depreciation and amortization	(3,588)	(4,589)	(5,542)
Less: Depreciation and amortization related to cost of revenue	(171)	(186)	(201)
Gross profit	$2,824	$3,860	$4,979
Gross Margin	42.9%	44.7%	46.4%
Less: Sales and marketing	$(1,682)	$(1,876)	$(2,037)
Add: Depreciation and amortization related to cost of revenue	171	186	201
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	201	259	271
Add: Allocated overhead included in cost of revenue and sales and marketing	51	53	60
Add: Inventory write-off related to restructuring	2	—	—
Contribution Profit	$1,567	$2,482	$3,474
Contribution Margin	23.8%	28.7%	32.4%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Year Ended December 31,
(in millions, except percentages)	2022	2023	2024

Gross profit	$2,824	$3,860	$4,979
Add: Depreciation and amortization related to cost of revenue	171	186	201
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	103	140	153
Add: Allocated overhead included in cost of revenue	32	32	35
Add: Inventory write-off related to restructuring	2	—	—
Adjusted Gross Profit	$3,132	$4,218	$5,368
Adjusted Gross Margin	47.6%	48.8%	50.1%
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
Beginning with fiscal year 2024, we now present net income (loss) attributable to DoorDash, Inc. common stockholders as the most comparable GAAP measure to Adjusted EBITDA and we have changed our presentation of the reconciliation of Adjusted EBITDA to reconcile Adjusted EBITDA to net income (loss) attributable to DoorDash, Inc. common stockholders. We believe this is an important measure used by investors to assess the health and performance of our operations and that this presentation better reflects the comparison of that performance to the most comparable GAAP measure impacting DoorDash stockholders. We are continuing to show both net income (loss) attributable to DoorDash, Inc.

common stockholders and net income (loss) including redeemable non-controlling interests so that investors can easily compare our historical presentations. The presentation for the years ended December 31, 2022 and 2023 have been conformed to this presentation.
The following table provides a reconciliation of net income (loss) attributable to DoorDash, Inc. common stockholders to Adjusted EBITDA, and a reconciliation of net income (loss) including redeemable non-controlling interests to Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2022	2023	2024

Net income (loss) attributable to DoorDash, Inc. common stockholders	$(1,365)	$(558)	$123
Add: Net loss attributable to redeemable non-controlling interests	(3)	(7)	(6)
Net income (loss) including redeemable non-controlling interests	$(1,368)	$(565)	$117
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	72	162	180
Transaction-related costs	68	2	7
Office lease impairment expenses	2	—	83
Restructuring charges	92	2	—
Inventory write-off related to restructuring	2	—	—
Provision for (benefit from) income taxes	(31)	31	39
Interest income, net	(30)	(152)	(199)
Other expense, net(2)	305	107	5
Stock-based compensation expense and certain payroll tax expense(3)	880	1,094	1,107
Depreciation and amortization expense	369	509	561
Adjusted EBITDA	$361	$1,190	$1,900
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
(2)Consists primarily of adjustments to non-marketable equity securities, including impairment.
(3)Excludes stock-based compensation related to restructuring, which is included in restructuring charges in the table above.
Free Cash Flow
We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year Ended December 31,
(in millions)	2022	2023	2024

Net cash provided by operating activities	$367	$1,673	$2,132
Purchases of property and equipment	(176)	(123)	(104)
Capitalized software and website development costs	(170)	(201)	(226)
Free Cash Flow	$21	$1,349	$1,802

Net cash used in investing activities	$(300)	$(342)	$(444)
Net cash used in financing activities	$(375)	$(752)	$(204)
Credit Facility
On November 19, 2019, we entered into a revolving credit and guaranty agreement with certain lenders, which, as most recently amended and restated on April 26, 2024, provides for an $800 million unsecured revolving credit facility maturing on April 26, 2029, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $600 million. As of December 31, 2024, we were in compliance with the covenants under the revolving credit and guaranty agreement. As amended and restated, the credit agreement contains customary affirmative covenants, as well as customary negative covenants that restrict our ability and our subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, declare cash dividends or make certain other distributions, repurchase stock, merge or consolidate with other companies or sell substantially all of our and our subsidiaries' assets, taken as a whole, make investments and loans, and engage in certain transactions with affiliates. The Company must also maintain compliance with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the credit agreement. As of December 31, 2023 and 2024, no revolving loans were outstanding and $115 million and $112 million of letters of credit were issued under our revolving credit facility, respectively.
Liquidity and Capital Resources
As of December 31, 2024, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $6.2 billion, which consisted of cash and cash equivalents of $4.0 billion, and short-term marketable securities of $1.3 billion and long-term marketable securities of $835 million. Additionally, funds held at payment processors of $436 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds, commercial paper, and U.S. Treasury securities. Marketable securities consisted of certificates of deposit, commercial paper, corporate bonds, U.S. government agency securities, U.S. Treasury securities, and mutual funds.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $5.3 billion as of December 31, 2024. We have historically funded our operations from cash from operations as well as the issuance of equity securities, including in our initial public offering in December 2020. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the available borrowings under our revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
In February 2024, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount up to $1.1 billion. As of December 31, 2024, approximately $876 million remained available under the repurchase authorization.
In February 2025, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that we previously announced in February 2024. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. We may or may not repurchase any portion of the total authorized amount, and the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain merchants, consumers, and Dashers that utilize our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, the expansion of sales and marketing activities, and the timing and extent of spending for policy and worker classification initiatives. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(In millions)	2022	2023	2024

Net cash provided by operating activities	$367	$1,673	$2,132
Net cash used in investing activities	(300)	(342)	(444)
Net cash used in financing activities	(375)	(752)	(204)
Foreign currency effect on cash, cash equivalents, and restricted cash	(10)	5	(35)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(318)	$584	$1,449
Operating Activities
Cash provided by operating activities was $2.1 billion for 2024. This primarily consisted of net income including redeemable non-controlling interests of $117 million, adjusted for non-cash stock-based compensation expense of $1.1 billion, non-cash depreciation and amortization expense of $561 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $103 million, non-cash office lease impairment expenses of $83 million, and other net non-cash expenses of $33 million, as well as $136 million net inflows from changes in operating assets and liabilities primarily driven by an increase in our accrued expenses, partially offset by increases in other assets, accounts receivable, net, and prepaid expenses and other current assets.
Cash provided by operating activities was $1.7 billion for 2023. This primarily consisted of a net loss including redeemable non-controlling interests of $565 million, adjusted for non-cash stock-based compensation expense of $1.1 billion, non-cash depreciation and amortization expense of $509 million, reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $108 million, non-cash impairments of non-marketable equity securities of $101 million, and other net non-cash expenses of $15 million, as well as $417 million net inflows from changes in operating assets and liabilities primarily driven by an increase in our accrued expenses, partially offset by increases in accounts receivable, net, payments for operating lease liabilities, and prepaid expenses and other current assets.
Investing Activities
Cash used in investing activities was $444 million for 2024, which primarily consisted of purchases of marketable securities of $2.0 billion, purchases of property and equipment of $104 million, and cash outflows for capitalized software and website development costs of $226 million, partially offset by proceeds from the sales and maturities of marketable securities of $1.8 billion.
Cash used in investing activities was $342 million for 2023, which primarily consisted of purchases of marketable securities of $1.9 billion, purchases of property and equipment of $123 million, cash outflows for capitalized software and website development costs of $201 million, and purchases of non-marketable equity securities of $17 million, partially offset by proceeds from the sales and maturities of marketable securities of $1.9 billion.
Financing Activities
Cash used in financing activities was $204 million for 2024, which consisted of repurchases of our Class A common stock of $224 million, partially offset by proceeds from the exercise of stock options of $14 million and other financing activities of $6 million.
Cash used in financing activities was $752 million for 2023, which consisted of repurchases of our Class A common stock of $750 million and cash paid for other financing activities of $8 million, partially offset by proceeds from the exercise of stock options of $6 million.
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
We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 2 – "Summary of Significant Accounting Policies" included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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

Insurance Reserves
We utilize third-party insurance that includes retained insurance deductibles to insure costs, including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The recorded insurance reserves reflect the estimated cost for claims incurred but not yet paid and claims that have been incurred but not yet reported and any loss adjustment expense. The estimate of our ultimate deductible obligation utilizes actuarial techniques applied to historical claim and loss experience. We use assumptions based on actuarial judgments with consideration toward claim and loss development factors, which includes the development time frame and settlement patterns, and expected loss rates. Reserves are periodically reviewed and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.
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
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 2 – "Summary of Significant Accounting Policies" included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
Based on our investment portfolio balance as of December 31, 2023 and 2024, a hypothetical 100 basis point increase in interest rates would not have materially affected our consolidated financial statements. We currently do not hedge these interest rate exposures.
Equity Price Risk
Our non-marketable equity investments consist of investments in privately-held companies that we hold for purposes other than trading. These investments are inherently risky because there is no established market for these securities and the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. As such, we could lose our entire investment in these companies, and we believe that determining the impact of market sensitivities on these investments is not practicable.

The aggregate carrying value of our non-marketable equity investments was $46 million and $42 million as of December 31, 2023 and 2024, respectively. Adjustments or impairments are recorded in other expense, net on the consolidated statements of operations and establish a new carrying value for the investment.
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
We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the years ended December 31, 2022, 2023, and 2024. Based on our foreign currency exposures from monetary assets and liabilities as of December 31, 2024, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
Translation Exposure
We are also exposed to foreign exchange rate fluctuations as we translate the financial statements of our non-U.S. subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the translation adjustments resulting from the conversion of the financial statements of our non-U.S. subsidiaries into U.S. dollars would result in a gain or loss recorded as a component of accumulated other comprehensive loss which is part of stockholders’ equity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors
DoorDash, Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of DoorDash, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2024, the related consolidated statements of operations, comprehensive income (loss), redeemable non-controlling interests and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of Insurance Reserves

As discussed in Note 2 to the consolidated financial statements, the Company utilizes third-party insurance which include retained insurance deductibles to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The retained insurance deductibles reserves reflect the estimated cost for claims incurred but not yet paid and claims that have been incurred but not yet reported and any loss adjustment expense. The estimate of the Company’s retained insurance deductibles reserves as of December 31, 2024 was $1.0 billion.

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
San Francisco, California
February 14, 2025

DOORDASH, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and per share data)

	December 31, 2023	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,656	$4,019
Restricted cash	105	190
Short-term marketable securities	1,422	1,322
Funds held at payment processors	356	436
Accounts receivable, net	533	732
Prepaid expenses and other current assets	525	687
Total current assets	5,597	7,386
Long-term marketable securities	583	835
Operating lease right-of-use assets	436	389
Property and equipment, net	712	778
Intangible assets, net	659	510
Goodwill	2,432	2,315
Other assets	420	632
Total assets	$10,839	$12,845
Liabilities, Redeemable Non-controlling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$216	$321
Operating lease liabilities	68	68
Accrued expenses and other current liabilities	3,126	4,049
Total current liabilities	3,410	4,438
Operating lease liabilities	454	468
Other liabilities	162	129
Total liabilities	4,026	5,035
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	7	7
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2023 and 2024, 375,987 and 393,816 Class A shares issued and outstanding as of December 31, 2023 and 2024, respectively; 200,000 Class B shares authorized as of December 31, 2023 and 2024, 27,241 and 25,861 Class B shares issued and outstanding as of December 31, 2023 and 2024, respectively; 2,000,000 Class C shares authorized as of December 31, 2023 and 2024, zero Class C shares issued and outstanding as of December 31, 2023 and 2024	—	—
Additional paid-in capital	11,887	13,165
Accumulated other comprehensive income (loss)	73	(107)
Accumulated deficit	(5,154)	(5,255)
Total stockholders’ equity	6,806	7,803
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$10,839	$12,845
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts which are reflected in thousands, and per share data)

	Year Ended December 31,
	2022	2023	2024
Revenue	$6,583	$8,635	$10,722
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	3,588	4,589	5,542
Sales and marketing	1,682	1,876	2,037
Research and development	829	1,003	1,168
General and administrative	1,147	1,235	1,452
Depreciation and amortization	369	509	561
Restructuring charges	92	2	—
Total costs and expenses	7,707	9,214	10,760
Loss from operations	(1,124)	(579)	(38)
Interest income, net	30	152	199
Other expense, net	(305)	(107)	(5)
Income (loss) before income taxes	(1,399)	(534)	156
Provision for (benefit from) income taxes	(31)	31	39
Net income (loss) including redeemable non-controlling interests	(1,368)	(565)	117
Less: net loss attributable to redeemable non-controlling interests	(3)	(7)	(6)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(1,365)	$(558)	$123
Net income (loss) per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	$(3.68)	$(1.42)	$0.30
Diluted	$(3.68)	$(1.42)	$0.29
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	371,413	392,948	411,551
Diluted	371,413	392,948	430,242
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2022	2023	2024
Net income (loss) including redeemable non-controlling interests	$(1,368)	$(565)	$117
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(16)	84	(182)
Change in unrealized gains and losses on marketable securities	(16)	21	—
Other	2	1	2
Total other comprehensive income (loss)	(30)	106	(180)
Comprehensive loss including redeemable non-controlling interests	(1,398)	(459)	(63)
Less: Comprehensive loss attributable to redeemable non-controlling interests	(4)	(7)	(6)
Comprehensive loss attributable to DoorDash, Inc. common stockholders	$(1,394)	$(452)	$(57)
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)

	Redeemable Non- Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount
Balances as of December 31, 2021	$—	346,512	$—	$6,752	$(2,081)	$(4)	$4,667
Issuance of common stock upon settlement of restricted stock units	—	10,027	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	4,780	—	11	—	—	11
Stock-based compensation	—	—	—	1,021	—	—	1,021
Other comprehensive loss	(1)	—	—	—	—	(29)	(29)
Shares issued related to the acquisition of Wolt	—	35,720	—	2,838	—	—	2,838
Repurchase and retirement of common stock	—	(5,568)	—	—	(400)	—	(400)
Recognition of redeemable non-controlling interest upon capital investment	18	—	—	11	—	—	11
Net loss	(3)	—	—	—	(1,365)	—	(1,365)
Balances as of December 31, 2022	14	391,471	—	10,633	(3,846)	(33)	6,754
Issuance of common stock upon settlement of restricted stock units	—	16,742	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	6,999	—	6	—	—	6
Stock-based compensation	—	—	—	1,249	—	—	1,249
Other comprehensive income	—	—	—	—	—	106	106
Repurchase and retirement of common stock	—	(11,969)	—	—	(750)	—	(750)
Cancellation of escrow shares related to the acquisition of Wolt	—	(15)	—	(1)	—	—	(1)
Net loss	(7)	—	—	—	(558)	—	(558)
Balances as of December 31, 2023	$7	403,228	$—	$11,887	$(5,154)	$73	$6,806

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)

	Redeemable Non- Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount
Balances as of December 31, 2023	$7	403,228	$—	$11,887	$(5,154)	$73	$6,806
Issuance of common stock upon settlement of restricted stock units	—	14,073	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	4,504	—	14	—	—	14
Stock-based compensation	—	—	—	1,264	—	—	1,264
Recognition of redeemable non-controlling interest upon additional capital investment	6	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(180)	(180)
Repurchase and retirement of common stock	—	(2,128)	—	—	(224)	—	(224)
Net income (loss)	(6)	—	—	—	123	—	123
Balances as of December 31, 2024	$7	419,677	$—	$13,165	$(5,255)	$(107)	$7,803

The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2023	2024
Cash flows from operating activities
Net income (loss) including redeemable non-controlling interests	$(1,368)	$(565)	$117
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	369	509	561
Stock-based compensation	889	1,088	1,099
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	81	108	103
Office lease impairment expenses	2	—	83
Adjustments to non-marketable equity securities, including impairment, net	303	101	4
Other	18	15	29
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Funds held at payment processors	(86)	86	(87)
Accounts receivable, net	(33)	(141)	(222)
Prepaid expenses and other current assets	(165)	(105)	(146)
Other assets	(90)	(96)	(279)
Accounts payable	(15)	70	82
Accrued expenses and other current liabilities	566	702	943
Payments for operating lease liabilities	(75)	(113)	(116)
Other liabilities	(29)	14	(39)
Net cash provided by operating activities	367	1,673	2,132
Cash flows from investing activities
Purchases of property and equipment	(176)	(123)	(104)
Capitalized software and website development costs	(170)	(201)	(226)
Purchases of marketable securities	(1,948)	(1,946)	(1,951)
Maturities of marketable securities	1,552	1,940	1,774
Sales of marketable securities	387	7	70
Purchases of non-marketable equity securities	(15)	(17)	—
Net cash acquired in acquisitions	71	—	—
Other investing activities	(1)	(2)	(7)
Net cash used in investing activities	(300)	(342)	(444)
Cash flows from financing activities
Proceeds from exercise of stock options	11	6	14
Repurchase of common stock	(400)	(750)	(224)
Other financing activities	14	(8)	6
Net cash used in financing activities	(375)	(752)	(204)
Foreign currency effect on cash, cash equivalents, and restricted cash	(10)	5	(35)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(318)	584	1,449
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	2,506	2,188	2,772
Cash, cash equivalents, and restricted cash, end of period	$2,188	$2,772	$4,221
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$1,977	$2,656	$4,019
Restricted cash	—	105	190
Long-term restricted cash included in other assets	211	11	12
Total cash, cash equivalents, and restricted cash	$2,188	$2,772	$4,221
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$34	$13	$48
Stock-based compensation included in capitalized software and website development costs	$132	$161	$165
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Description of Business
Description of Business
DoorDash, Inc. (the “Company”) is incorporated in Delaware with headquarters in San Francisco, California. The Company's mission is to grow and empower local economies. The Company aims to do this by providing services that reduce friction in local commerce and help merchants better connect with consumers in their communities.
The Company's primary offerings include the DoorDash Marketplace and the Wolt Marketplace (together, the "Marketplaces"), and its Commerce Platform. The Company's Marketplaces operate in over 30 countries across the globe and provide an integrated suite of services that help merchants establish an online presence, connect with consumers in their communities, and solve mission-critical challenges, such as customer acquisition, demand generation, order fulfillment, merchandising, payment processing, and customer support. The Company also offers advertising as a value-added service through its Marketplaces to help merchants and consumer packaged goods companies increase consumer engagement and drive incremental revenue.
The Company's Marketplaces compete for consumers based primarily on the selection, convenience, quality, affordability, and service provided. The Company's Marketplaces also include consumer membership programs, DashPass and Wolt+, which aim to lower transactional friction by reducing the delivery and service fees charged, while providing additional membership benefits.
In addition to its Marketplaces, the Company offers its Commerce Platform, which is a suite of services that help merchants grow, run, and operate their businesses on their own channels. DoorDash Drive On-Demand and Wolt Drive (together, "Drive") are white-label delivery fulfillment services that generate the majority of revenue within the Company's Commerce Platform. In addition to Drive, the Company also provides services that help merchants establish online ordering, build branded mobile apps, enable tableside order and pay, and improve customer support.
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
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one reportable segment. See Note 3 – "Revenue" of these notes to the Company's consolidated financial statements for revenue by geography and Note 15 – "Segment Reporting" for significant expenses regularly provided to the Company's CODM. Long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, located outside of the United States were $167 million and $200 million as of December 31, 2023 and 2024, respectively.
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
Restricted cash consists of bank accounts that are legally restricted for use, including certain amounts collected on the behalf of, but not yet remitted to, merchants, which are restricted in compliance with certain regulatory requirements, and collateral provided for letters of credit established primarily for real estate leases and insurance policies. Restricted cash is classified as either current or non-current assets based on the estimated term of the remaining restriction.
Marketable Securities
Marketable securities primarily consist of certificates of deposit, commercial paper, U.S. government agency securities, U.S. Treasury securities, corporate bonds, and mutual funds. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Securities with maturities greater than three months, but less than one year, are included in current assets and securities with maturities greater than one year are included in non-current assets on the consolidated balance sheets. All marketable securities are classified as available-for-sale and reported at fair value.
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other expense, net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other expense, net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. As of December 31, 2023 and 2024, no allowance of credit losses related to marketable securities was recorded. Unrealized losses not resulting from credit losses are recorded through accumulated other comprehensive income (loss).
Funds Held at Payment Processors
The Company relies on a limited number of third parties to provide payment processing services (“payment processors”) including collecting amounts due from end-users and processing Dasher and merchant payouts. Funds held at payment processors represent cash due from the Company’s payment processors for transactions with consumers, as well as funds transferred to payment processors for Dasher and merchant payouts.
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
The Company conducted its annual goodwill impairment test during the fourth quarter of 2024 and determined that the fair value of the reporting unit significantly exceeded its carrying value. No goodwill impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.
Non-Marketable Equity Securities
Non-marketable equity securities that the Company does not have a controlling financial interest in and does not exercise significant influence over the investee are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer or impairment (referred to as the measurement alternative).
The carrying value is not adjusted for the Company’s non-marketable equity securities if there are no observable price changes in a same or similar investment of the same issuer or if there are no identified events or changes in circumstances that may indicate impairment.

Capitalized Software and Website Development Costs
The Company incurs costs relating to the development of the Company’s technology platform, which includes Dasher and merchant tools, mobile apps, and website and content development. Software development costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, are capitalized during the application development stage of the project. Costs incurred during the preliminary planning and evaluation stage of the project and during the post implementation operational stage are expensed as incurred. Costs to develop the Company’s technology platform are capitalized when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades on a per project basis.
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
Insurance Reserves
The Company utilizes third-party insurance that includes retained insurance deductibles to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The recorded insurance reserves reflect the estimated cost for claims incurred but not yet paid and claims that have been incurred but not yet reported and any loss adjustment expense. The estimate of the Company’s ultimate deductible obligation utilizes actuarial techniques applied to historical claim and loss experience. The Company utilizes assumptions based on actuarial judgments with consideration toward claim and loss development factors, which includes the development time frame and settlement patterns, and expected loss rates. Reserves are periodically reviewed and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts.
During the years ended December 31, 2022, 2023 and 2024, the Company recorded additions to the insurance reserves of $359 million, $518 million and $526 million, respectively. The Company’s retained insurance deductibles reserves as of December 31, 2023 and 2024 were $758 million and $1.0 billion, respectively.
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
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) primarily consists of foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities. The financial statements of the Company’s non-U.S. subsidiaries are translated from their functional currency, which is typically the local currency, into U.S. dollars.

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
For the CEO Performance Award (as discussed below in Note 10 - "Common Stock"), which includes a market-based condition, the fair value of the award was determined using a Monte Carlo simulation model. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock price goals are met sooner than the derived service period, the Company will adjust the stock-based compensation expense to reflect the cumulative expense associated with the vested award. Provided that Tony Xu continues to be the Chief Executive Officer of the Company, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price goals are achieved.
The Company records forfeitures when they occur for all share-based payment awards.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply for the years in which differences are expected to reverse. The Company recognizes the effect on deferred income taxes of a change in tax rates in the period that includes the enactment date. The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more-likely-than-not to be realized. Management considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future income, and other relevant factors. Our judgment regarding levels of future profitability are consistent with plans and estimates used to manage the business; however, actual operating results in future years could differ from our current assumptions, judgments and estimates. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease, as applicable, in the period in which the assessment is changed.
The Company operates in various tax jurisdictions and is subject to audit by tax authorities. The Company recognizes the tax benefit of an uncertain tax position only if it is more-likely-than-not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement with the taxing authority. We consider many factors when evaluating our tax positions and estimating our tax benefits, which may require periodic adjustments. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefit may differ significantly from the estimates. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the provision for income taxes.
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
Concentration of Credit Risk
The Company’s cash, cash equivalents, marketable securities, funds held at payment processors, and accounts receivable are potentially subject to concentration of credit risk. Although the Company deposits its cash with multiple financial institutions, the deposits, at times, exceed federally insured limits. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists. The Company limits purchases of debt securities to investment-grade securities. The Company has not experienced any significant credit losses historically.
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
Accounts receivable, net primarily represents receivables from merchants that were generated through the Company’s Drive and Marketplace related offerings. As of December 31, 2023, one entity individually accounted for 13% of accounts receivable, net. As of December 31, 2024, one entity individually accounted for 13% of accounts receivable, net. No customer accounted for 10% or more of revenue for the years ended December 31, 2022, 2023, and 2024.
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
Dasher payout represents the amounts paid to Dashers for deliveries, including incentives and tips, except for certain referral bonuses. From time to time, Dashers may request an earlier payment settlement in exchange for a reduction in Dasher payout. The amounts payable to merchants and Dashers are included in accrued expenses and other current liabilities on the consolidated balance sheets as payments are typically settled within a week.
The Company recognizes revenue from both partner merchants and consumers for each successfully completed transaction. The Company satisfies its performance obligations to a partner merchant when there is a successful sale of the merchant’s products and meets its performance obligation to a consumer once the Dasher has picked up the products from the merchant for delivery to the consumer.
The Company also provides value-added services to merchants. These services are generally considered separate performance obligations and revenue is recognized over the period in which services are provided.
Gift Cards
The Company sells gift cards to consumers that can be redeemed through the Marketplaces. The majority of gift cards sold have no expiration date and administrative fees are not charged on unused gift cards. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from consumers less amounts remitted to merchants and Dashers. The Company also estimates the portion of outstanding gift cards that will never be redeemed (“breakage”) and for which there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property. The Company recognizes the breakage amounts as revenue, proportionate to the pattern of revenue recognition for the gift card redemptions. The Company recorded $47 million, $41 million and $46 million of gift card breakage revenue during the years ended December 31, 2022, 2023, and 2024, respectively. Estimating future breakage rates requires judgment based on current and historical patterns of redemption, and the actual breakage rates may vary from the estimate. For jurisdictions where gift cards have expiration dates, the Company recognizes breakage when they expire.

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
Consumer referrals: The Company offers referral credits to its existing consumers for referrals of new consumers. These referral credits are paid in exchange for a distinct marketing service and therefore the portion of these credits that is equal to or less than the fair value of acquiring a new consumer are accounted for as a consumer acquisition cost. The majority of new consumer acquisition costs is expensed as incurred and reflected as sales and marketing expenses in the Company’s consolidated statements of operations. The portion of these credits in excess of the fair value of acquiring a new consumer is accounted for as a reduction of revenue.
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
Advertising Costs
Advertising costs are expensed when incurred and are included in sales and marketing expenses in the consolidated statements of operations. Advertising expenses were $1.1 billion, $1.3 billion, and $1.3 billion for the years ended December 31, 2022, 2023, and 2024, respectively.
Net Income (Loss) Per Share Attributable to Common Stockholders
The Company computes net income (loss) per common share following the two-class method required for multiple classes of common stock and participating securities. The two-class method requires income (loss) available to DoorDash, Inc. common stockholders for the period to be allocated between multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been distributed. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock, and Class C common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock shared proportionately in the Company’s net income and losses. No shares of Class C common stock were issued and outstanding as of December 31, 2023 and 2024.
Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The diluted net income (loss) per share is computed by giving effect to all potentially dilutive securities outstanding for the period. For periods in which the Company reports net losses, diluted net loss per common share is the same as basic net loss per common share, because all potentially dilutive securities are anti-dilutive. Vested RSUs that have not been settled have been included in the appropriate common share class used to calculate basic and diluted net income (loss) per share.
Leases
The Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. ROU assets represents the Company's right to use the underlying assets for the lease term and lease liabilities represents the Company's obligation to make lease payments arising from the lease. The Company has elected the practical expedient of not recognizing ROU assets and lease liabilities for short-term leases with terms of twelve months or less. Expense related to short-term leases is recognized either straight-line over the lease term or as incurred depending on whether the lease payments are fixed or variable. ROU assets are recognized as the lease liability, adjusted for lease incentives received. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company’s classes of assets that are leased include real estate leases and equipment leases. Operating leases consist of real estate leases and are included in operating lease ROU assets and operating lease liabilities on the Company’s consolidated balance sheets. Finance leases consist of equipment leases and are included in property and equipment, net on the Company’s consolidated balance sheets. Most of the Company’s leases are operating leases, and activities related to finance leases were not material for the periods presented.
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
The Company subleases certain portions of buildings subject to operating leases. The terms and conditions of the subleases are commensurate with the terms and conditions within the original operating leases. The term of the subleases generally range from two to six years, payments are fixed within the contracts, and there are no residual value guarantees or other restrictions or covenants in the leases.
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
Variable Interest Entities
The Company evaluates its ownership, contractual and other interests in entities to determine if it has a variable interest in an entity and if it is the primary beneficiary. These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical and prospective information, among other factors. If the Company determines that entities for which the Company holds a contractual or ownership interest in are variable interest entities ("VIE") and that the Company is the primary beneficiary, the Company consolidates such entities in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in the interest or relationship with the entity impacts the determination of whether the Company is still the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP. Refer to Note 14 - "Variable Interest Entities" of these notes to the Company's consolidated financial statements for further information.
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
Recent Accounting Pronouncements Adopted
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements. ASU 2023-07 expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. Additionally, the amendments require disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. All disclosure requirements of ASU 2023-07 are required for entities with a single reportable segment. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2024 and applied the amendment retrospectively to all prior periods presented on the Company's consolidated financial statements. See Note 15 – "Segment Reporting" of these notes to the Company's consolidated financial statements for additional information.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires disclosure, on an annual and interim basis, of specified information about certain costs and expenses in the notes to financial statements. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
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

Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
United States	$6,251	$7,781	$9,403
International(1)	332	854	1,319
Total revenue	$6,583	$8,635	$10,722
(1) No individual country outside the United States represented 10% or more of total consolidated revenue for the periods presented.
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the consolidated balance sheets, is primarily composed of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the year ended December 31, 2024 was as follows (in millions):

Year Ended December 31, 2024

Beginning balance	$308
Addition to contract liabilities	2,813
Reduction of contract liabilities(1)(2)	(2,725)
Ending balance	$396
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
(2) Included in the beginning balance of contract liabilities was $181 million associated with unearned prepayments received by the Company, all of which was recognized as revenue during the year ended December 31, 2024. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.
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

	Year Ended December 31,
	2022	2023	2024
Beginning balance	$62	$100	$137
Addition to deferred contract costs	70	82	80
Amortization of deferred contract costs	(32)	(45)	(60)
Ending balance	$100	$137	$157
Deferred contract costs, current	$36	$51	$64
Deferred contract costs, non-current	64	86	93
Total deferred contract costs	$100	$137	$157
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Beginning balance	$39	$20	$17
Current-period provision for expected credit losses	—	8	15
Write-offs charged against the allowance	(19)	(11)	(10)
Ending balance	$20	$17	$22
4. Acquisitions
Wolt Acquisition
On May 31, 2022, the Company completed the acquisition of 100 percent of the outstanding equity interests of Wolt Enterprise Oy (“Wolt”). Wolt was acquired to help the Company accelerate its product development, increase its international scale, bring greater focus to its markets outside the United States, and improve the value provided to consumers, merchants, and Dashers around the world. The Company’s acquisition-related costs were $48 million and all costs were recorded as general and administrative expenses on the Company’s consolidated statements of operations during the period in which they were incurred. The acquisition date fair value of the consideration transferred for Wolt was $2,838 million, which consisted of the following (in millions):

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
For certain Wolt employees, a portion of their total consideration transferred was restricted subject to revesting over a service period, including 568 thousand shares of the Company's Class A common stock. This restricted equity consideration is considered compensation for post-combination services and is being recognized as stock-based compensation expense over the four year period following the acquisition, based on the fair value of the shares using the closing market price of the Company's Class A common stock on the acquisition date.
The total purchase consideration of the Wolt acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The Company recorded $1,997 million of goodwill, which represents the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to the assembled workforce of Wolt and anticipated synergies from the future growth and strategic advantages in the global local commerce industry. The goodwill recorded in connection with the acquisition of Wolt is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimate and assumptions, with the assistance of an independent third-party valuation firm.
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

Year Ended December 31, 2022

Revenue	$6,734
Net loss	$(1,549)
Bbot Acquisition
On March 1, 2022, the Company acquired Bbot, a hospitality technology company. The addition of Bbot's products and technology to the Company's platform offers merchants more solutions for their in-store and online channels, including in-store digital ordering and payments. The acquisition was accounted for under the acquisition method of accounting. The total purchase consideration was approximately $88 million in cash, including a $9 million indemnification holdback, which was settled during the three month period ended June 30, 2023.
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

5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the periods presented were as follows (in millions):

Total
Balance as of December 31, 2022	$2,370
Goodwill measurement period adjustment	3
Effects of foreign currency translation	59
Balance as of December 31, 2023	2,432
Effects of foreign currency translation	(117)
Balance as of December 31, 2024	$2,315
There was no goodwill impairment during any of the periods presented. See Note 4 – "Acquisitions" of these notes to the Company's consolidated financial statements for further details of goodwill recorded.
Intangible assets, net consisted of the following as of December 31, 2023 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	4.3	$241	$(117)	$124
Merchant relationships	9.1	302	(56)	246
Courier relationships	—	12	(12)	—
Customer relationships	1.4	123	(69)	54
Trade name and trademarks	8.4	286	(51)	235
Balance as of December 31, 2023		$964	$(305)	$659
Intangible assets, net consisted of the following as of December 31, 2024 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	3.3	$232	$(142)	$90
Merchant relationships	8.3	286	(82)	204
Customer relationships	0.4	116	(101)	15
Trade name and trademarks	7.4	269	(75)	194
Assembled workforce in asset acquisition	2.2	10	(3)	7
Balance as of December 31, 2024		$913	$(403)	$510
Amortization expense associated with intangible assets was $99 million, $127 million, and $125 million for the years ended December 31, 2022, 2023, and 2024, respectively.
The estimated future amortization expense of intangible assets as of December 31, 2024 was as follows (in millions):

Year Ending December 31,	Amortization Expense
2025	$98
2026	81
2027	76
2028	61
2029	50
Thereafter	144
Total estimated future amortization expense	$510

6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$1,349	$—	$—	$1,349
U.S. Treasury securities	—	35	—	35
Short-term marketable securities
Certificates of deposit	—	38	—	38
Commercial paper	—	216	—	216
Corporate bonds	—	289	—	289
U.S. government agency securities	—	162	—	162
U.S. Treasury securities	—	717	—	717
Long-term marketable securities
Corporate bonds	—	383	—	383
U.S. government agency securities	—	55	—	55
U.S. Treasury securities	—	145	—	145
Total	$1,349	$2,040	$—	$3,389

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$2,272	$—	$—	$2,272
Commercial paper	—	5	—	5
U.S. Treasury securities	—	15	—	15
Short-term marketable securities
Certificates of deposit	—	39	—	39
Commercial paper	—	76	—	76
Corporate bonds	—	509	—	509
U.S. government agency securities	—	33	—	33
U.S. Treasury securities	—	612	—	612
Mutual Funds	53	—	—	53
Long-term marketable securities
Commercial paper	—	2	—	2
Corporate bonds	—	420	—	420
U.S. government agency securities	—	74	—	74
U.S. Treasury securities	—	339	—	339
Total	$2,325	$2,124	$—	$4,449
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
Assets Measured at Fair Value on a Non-Recurring Basis
The Company’s non-marketable equity securities accounted for using the measurement alternative are recorded at fair value on a non-recurring basis. When indicators of impairment exist or observable price changes in a same or similar security from the same issuer occur, the respective non-marketable equity security would be classified within Level 3 of the fair value hierarchy because the valuation methods include a combination of the observable transaction price at the transaction date and other unobservable inputs. Non-marketable equity securities are recorded in other assets on the consolidated balance sheets.

During the years ended December 31, 2022, and 2023, the Company made investments in non-marketable equity securities of $18 million and $23 million, respectively, and no investments in non-marketable equity securities during the year ended December 31, 2024. The following is a summary of unrealized gains and losses from upward or downward adjustments recorded in other expense, net in the consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the years ended December 31, 2022, 2023, and 2024 (in millions):

	Year Ended December 31,
	2022	2023	2024
Upward adjustments	$9	$—	$2
Downward adjustments (including impairment)	(312)	(101)	(6)
Total unrealized loss for non-marketable equity securities	$(303)	$(101)	$(4)
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2023 and 2024 including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other expense, net in the consolidated statements of operations (in millions):

	December 31,
	2023	2024
Initial cost basis	$450	$450
Upward adjustments	9	11
Downward adjustments (including impairment)	(413)	(419)
Total carrying value at the end of reporting period	$46	$42
7. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2023
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$1,349	$—	$—	$1,349
U.S. Treasury securities	35	—	—	35
Short-term marketable securities
Certificates of deposit	38	—	—	38
Commercial paper	216	—	—	216
Corporate bonds	290	—	(1)	289
U.S. government agency securities	162	—	—	162
U.S. Treasury securities	717	1	(1)	717
Long-term marketable securities
Corporate bonds	382	2	(1)	383
U.S. government agency securities	55	—	—	55
U.S. Treasury securities	144	1	—	145
Total	$3,388	$4	$(3)	$3,389

	December 31, 2024
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$2,272	$—	$—	$2,272
Commercial paper	5	—	—	5
U.S. Treasury securities	15	—	—	15
Short-term marketable securities
Certificates of deposit	39	—	—	39
Commercial paper	76	—	—	76
Corporate bonds	508	1	—	509
U.S. government agency securities	33	—	—	33
U.S. Treasury securities	611	1	—	612
Mutual Funds	53	—	—	53
Long-term marketable securities
Commercial paper	2	—	—	2
Corporate bonds	420	1	(1)	420
U.S. government agency securities	74	—	—	74
U.S. Treasury securities	340	—	(1)	339
Total	$4,448	$3	$(2)	$4,449
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2023 and 2024.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	December 31, 2023	December 31, 2024

Prepaid expenses	$165	$237
Deferred contract costs	51	64
Other receivable	163	133
Other current assets	146	253
Total	$525	$687
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2023	December 31, 2024
Equipment for merchants	$167	$190
Computer equipment and software	77	96
Capitalized software and website development costs	953	1,339
Leasehold improvements	217	211
Office equipment	66	77
Construction in progress	40	61
Total	1,520	1,974
Less: Accumulated depreciation and amortization	(808)	(1,196)
Property and equipment, net	$712	$778
Depreciation expenses were $113 million, $126 million, and $118 million for the years ended December 31, 2022, 2023, and 2024, respectively.

The Company capitalized $303 million, $362 million, and $386 million in capitalized software and website development costs during the years ended December 31, 2022, 2023, and 2024, respectively. Capitalized software and website development costs are included in property and equipment, net on the consolidated balance sheets. Amortization of capitalized software and website development costs was $157 million, $256 million, and $318 million for the years ended December 31, 2022, 2023, and 2024, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2023	December 31, 2024
Litigation reserves	$75	$160
Sales tax payable and accrued sales and indirect taxes	245	337
Accrued operations related expenses	331	446
Accrued advertising	112	142
Dasher and merchant payable	950	1,136
Insurance reserves	758	1,049
Contract liabilities	308	396
Other	347	383
Total	$3,126	$4,049

8. Leases
The Company leases its facilities under non-cancelable lease agreements which expire between 2025 and 2035. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Under such arrangements, the Company recognizes a ROU asset and lease liability on the consolidated balance sheets. Lease costs are recognized on a straight-line basis over the non-cancelable lease term.
In June 2024, the Company ceased use of and made available for sublease certain corporate office spaces. As a result, the Company determined that the asset groups, which primarily consist of the related operating lease right-of-use assets and leasehold improvements, were impaired, and recognized an impairment charge of $83 million recorded as general and administrative expenses during the year ended December 31, 2024. The fair value of the asset groups was estimated using an income-approach based on estimated future cash flows expected to be derived from the office spaces based on current sublease market rent. As of December 31, 2024, the Company was continuing its efforts to sublease the spaces.
The components of lease costs related to the Company’s operating leases included in the consolidated statements of operations for the periods presented were as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Operating lease costs	$81	$108	$103
Short-term lease costs	9	12	16
Sublease income	(4)	(3)	(2)
Total lease costs	$86	$117	$117
Lease terms and discount rates for operating leases were as follows:

	December 31, 2023	December 31, 2024
Weighted-average remaining lease term (in years)	7.76	7.45
Weighted-average discount rate	6.60%	6.79%

Supplemental cash flow and non-cash information was as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$75	$113	$116
ROU assets obtained in exchange for new lease liabilities
Operating leases	$154	$85	$81
As of December 31, 2023 and 2024, the Company had entered into long term non-cancelable real estate lease contracts of $66 million and $6 million, respectively, for which leases have not yet commenced. Such leases are not included in the operating lease ROU assets and operating lease liabilities on the consolidated balance sheets.
As of December 31, 2024, the future minimum lease payments required under operating leases were as follows (in millions):

Year Ending December 31,	Amount
2025	$101
2026	104
2027	87
2028	79
2029	73
Thereafter	259
Total future minimum lease payments	703
Less: Leases signed but not yet commenced	(6)
Less: Imputed interest	(147)
Less: Tenant improvement receivable	(14)
Present value of future minimum lease payments	$536
Future minimum sublease income as of December 31, 2024 is not material.
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
The Company is currently the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay models, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers' compensation insurance, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, the Company has recorded an accrual for this matter within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2024. The results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on the Company's business, financial condition, and results of operations.

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
The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications was recorded as of December 31, 2023 and 2024.
Non-cancelable Purchase Commitments
The Company has non-cancelable purchase commitments, which primarily relate to the purchase of data processing and technology platform infrastructure. These purchase commitments are not recorded as liabilities on the consolidated balance sheet as of December 31, 2024 as the Company has not yet received the related services. As of December 31, 2024, the future minimum payments under the Company’s non-cancelable purchase commitments were as follows (in millions):

Year Ending December 31,	Amount
2025	$316
2026	372
2027	285
2028	87
2029	8
Total future minimum payments	$1,068
Insurance Collateral
The Company is required to maintain $692 million in collateral in connection with certain insurance policies, which can be held in a combination of cash, surety bonds, and letters of credit. As of December 31, 2024, the Company had $692 million of collateral outstanding in the form of surety bonds and letters of credit in connection with the insurance collateral requirement.
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
As of December 31, 2023 and 2024, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2023 and 2024, no revolving loans were outstanding under the credit facility.
In addition to the letters of credit maintained in connection with the insurance collateral requirement, the Company also maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2023 and 2024, the Company had $138 million and $141 million of issued letters of credit outstanding, respectively, of which $115 million and $112 million, respectively, were issued from the revolving credit and guaranty agreement.
Sales and Indirect Tax Matters
The Company records sales and indirect tax liabilities as they become probable and the amount can be reasonably estimated. These reserves are included in accrued expenses and other current liabilities on the consolidated balance sheets. The Company is under audit by various state, local, and foreign tax authorities with regard to sales and indirect tax matters. The timing of the resolution of indirect tax examinations is highly uncertain, and the amounts ultimately paid, if any, upon resolution of the issues raised by the tax authorities may differ from the amounts accrued.
10. Common Stock
Stock Repurchase Program
In February 2024, the Company authorized the repurchase of Class A common stock, in an aggregate amount of up to $1.1 billion. During the year ended December 31, 2024, the Company repurchased 2.1 million shares of its Class A common stock at a weighted average price of $105.12 per share for a total amount of $224 million. The shares were retired immediately upon repurchase.
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
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested restricted stock as of December 31, 2023	285
Granted	—	$—
Vested	(193)	$76.91
Forfeited	—	$—
Unvested restricted stock as of December 31, 2024	92
Common Stock Reserved for Future Issuance
The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis (in thousands):

	December 31, 2023	December 31, 2024
Stock options issued and outstanding under the 2014 Plan and Inducement Plan	9,022	4,516
RSUs outstanding under the 2014 Plan, 2020 Plan and Inducement Plan	37,822	29,566
Remaining shares available for future issuance	50,137	64,481
Shares available for issuance under the 2020 Employee Stock Purchase Plan	6,499	6,499
Total	103,480	105,062
2014 Equity Incentive Plan
In March 2014, the Company adopted the 2014 Stock Option Plan, as amended (the "2014 Plan"), which provided for the granting of stock options to employees, consultants, and advisors of the Company. Options granted under the 2014 Plan are either incentive stock options or nonqualified stock options. Options under the 2014 Plan were granted for a term of up to ten years (or five years if the option was an incentive stock option granted to a greater than 10% stockholder) and at prices no less than 100% of the estimated fair value of the shares on the date of grant as determined by the Company’s board of directors; provided, however, that the exercise price of an incentive stock option granted to a greater than 10% stockholder could not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted generally vested over four years.
The 2014 Plan allowed for the early exercise of options. Under the terms of the 2014 Plan, option holders, upon early exercise, were required to sign a restricted stock purchase agreement that gave the Company the right to repurchase any unvested shares, at the original exercise price, in the event the grantees’ employment terminated for any reason. The repurchase right lapsed over time as the shares vested at the same rate as the original option vesting schedule. Stock-based awards forfeited, cancelled, or repurchased generally were returned to the pool of shares of common stock available for issuance.
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
2020 Equity Incentive Plan
In November 2020, the Company's board of directors adopted, and the Company's stockholders approved, the 2020 Plan, which became effective one business day prior to the effective date of the IPO registration statement. The 2020 Plan provides for the granting of incentive stock options, nonstatutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares for the Company's Class A common stock to the Company's employees, directors, and consultants. Stock-based awards under the 2020 Plan that expire or are forfeited, cancelled, or repurchased generally are returned to the pool of shares of Class A common stock available for issuance under the 2020 Plan. In addition, the number of shares of the Company's Class A common stock reserved for issuance under the 2020 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2021 in an amount equal to the least of (i) 32,493,000 shares, (ii) five percent (5%) of the total number of all classes of common stock outstanding on December 31 of the fiscal year before the date of each automatic increase, or (iii) such other number of shares determined by the Company's board of directors prior to the applicable January 1.
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
RSUs
The Company generally grants RSUs that vest only upon the satisfaction of a service-based vesting condition, which is generally four years. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period.
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
The CEO Performance Award is eligible to vest beginning on the first trading day 18 months following the Company’s IPO date, and expiring seven years after the IPO date. The CEO Performance Award comprises nine tranches that are eligible to vest based on the achievement of stock price goals, ranging from $187.60 to $501.00 per share, each of which are referred to as a Company Stock Price Target, measured over a consecutive 180-day calendar period during the performance period as set forth below. This measurement period was designed to reward the CEO only if the Company achieved sustained growth in the stock price.

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

The Company recorded $112 million, $104 million, and $67 million of stock-based compensation expense related to the CEO Performance Award during the years ended December 31, 2022, 2023, and 2024, respectively. As of December 31, 2024, unrecognized stock-based compensation expense related to the CEO Performance Award was $7 million, which is expected to be recognized over the remaining period of 0.32 years.
Stock Award Activities
A summary of activity under the 2014 Plan, 2020 Plan, and Inducement Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2023	9,022	$4.38	3.41	$853
Granted	—	$—
Exercised	(4,504)	$3.04		$580
Cancelled and forfeited	(2)	$2.63
Balance as of December 31, 2024	4,516	$5.72	3.18	$732
Exercisable as of December 31, 2024	4,300	$5.79	3.24	$696
Vested and expected to vest as of December 31, 2024	4,516	$5.72	3.18	$732
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective year-end dates. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2022, 2023, and 2024 was $451 million, $510 million, and $580 million, respectively. The weighted-average grant date fair value of stock assumed via acquisition during the year ended December 31, 2022 was $72.99 per share. There were no stock options granted during the years ended December 31, 2022, 2023, and 2024.
A summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2023	37,792		$3,645
Granted	8,527	$128.17
Vested	(15)	$80.47
Vested and settled	(14,059)	$84.77
Forfeited	(2,710)	$84.45
Unvested RSUs as of December 31, 2024	29,535		$4,955
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective year-end dates. The weighted-average fair value per share of RSUs granted and assumed via acquisition during the years ended December 31, 2022, 2023, and 2024 was $74.16, $65.06, and $128.17, respectively.
Stock-Based Compensation Expense
The Company estimated the fair value of stock options assumed via acquisition using the Black-Scholes option-pricing model. Key assumptions of the Black-Scholes valuation model are the risk-free interest rate, expected volatility, expected term and expected dividends. The Company determined the expected term of assumed in the money option awards by considering vesting provisions, the expected exercise behavior, and contractual term of the awards. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock option awards. The Company developed the expected volatility using the average volatility of its Class A common stock and the stocks of a peer group of similar publicly traded peer companies. The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock.

There were no stock options granted during the years ended December 31, 2022, 2023, and 2024, except for the options assumed via acquisition in 2022. The assumptions used to estimate the fair value of stock options assumed via acquisition for the periods presented were as follows:

	Year Ended December 31,
	2022	2023	2024

Expected volatility	69.13%	—	—
Risk-free rate	2.29%	—	—
Dividend yield	—	—	—
Expected term (in years)	1.69	—	—
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Cost of revenue, exclusive of depreciation and amortization	$102	$139	$151
Sales and marketing	98	119	117
Research and development	365	466	505
General and administrative	313	364	326
Restructuring charges	11	—	—
Total stock-based compensation expense	$889	$1,088	$1,099
As of December 31, 2024, there was $3 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over the remaining weighted-average period of 0.97 years.
As of December 31, 2024, there was $1.6 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award. The Company expects to recognize this expense over the remaining weighted-average period of 2.04 years.
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
As of December 31, 2023 and 2024, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.

11. Income Taxes
The components of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
United States	$(991)	$259	$925
Foreign	(408)	(793)	(769)
Income (loss) before income taxes	$(1,399)	$(534)	$156
The components of provision for (benefit from) income taxes were as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Current
Federal	$—	$6	$5
State	—	9	6
Foreign	4	17	27
Total	$4	$32	$38
Deferred
Federal	—	1	1
State	1	—	—
Foreign	(36)	(2)	—
Total	(35)	(1)	1
Total provision for (benefit from) income taxes	$(31)	$31	$39
The items accounting for differences between income taxes computed at the federal statutory rate and the provision (benefit) recorded for income taxes were as follows (in millions):

	Year Ended December 31,
	2022	2023	2024
Income taxes computed at the federal statutory rate	$(294)	$(112)	$33
State taxes, net of federal benefits	—	7	5
Tax impact of foreign earnings and losses	55	181	(23)
Change in valuation allowance	179	47	292
Stock-based compensation	6	(59)	(174)
Research and development credits	22	(44)	(106)
Non-deductible expenses	14	9	13
Other	(13)	2	(1)
Provision for (benefit from) income taxes	$(31)	$31	$39
The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2023	2024
Deferred tax assets
Loss carryovers	$697	$808
Tax credits	245	376
Capitalized research and development	691	886
Stock-based compensation	43	54
Lease liabilities	122	149
Accruals and reserves	234	360
Other	103	112
Total gross deferred tax assets	2,135	2,745
Less: Valuation allowance	(1,858)	(2,352)
Total deferred tax assets net of valuation allowance	277	393
Deferred tax liabilities
Property and equipment and intangible assets	(144)	(224)
Lease assets	(98)	(111)
Prepaid expenses and other assets	(38)	(62)
Total gross deferred tax liabilities	(280)	(397)
Net deferred tax liabilities	$(3)	$(4)
Due to the weight of objectively verifiable negative evidence, including its history of losses, the Company’s deferred tax assets have been fully offset by a valuation allowance, with the exception of certain foreign jurisdictions. Overall, the valuation allowance increased by $257 million, $203 million, and $494 million in the years ended December 31, 2022, 2023, and 2024, respectively.
As of December 31, 2024, the Company had accumulated U.S. federal and state net operating loss carryforwards of $1.8 billion and $1.7 billion, respectively. Federal net operating losses carry forward indefinitely. Of the $1.7 billion of state net operating losses, $559 million carry forward indefinitely. The remaining state net operating loss carryforwards will begin to expire in 2025. As of December 31, 2024, the Company had foreign net operating loss carryforwards of $1.7 billion that begin to expire in 2025.
The Company also had $417 million and $213 million of federal and state research and development tax credit carryforwards, respectively, as of December 31, 2024. The federal research and development tax credits expire in varying amounts starting in 2041. The California research credits do not expire and carry forward indefinitely.
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

Unrecognized Tax Benefits
A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is included in the table below (in millions):

	Year Ended December 31,
	2022	2023	2024
Unrecognized tax benefits at beginning of year	$69	$69	$183
Increases related to current year tax positions	19	47	64
Increases related to prior year tax positions	—	67	28
Decreases related to prior year tax positions	(19)	—	—
Unrecognized tax benefits at end of year	$69	$183	$275
The Company had $275 million of gross unrecognized tax benefits as of December 31, 2024, the majority of which would not impact its effective tax rate if recognized due to the Company's valuation allowance. The Company does not anticipate that the amount of unrecognized tax benefits relating to tax positions existing at December 31, 2024 will significantly increase or decrease within the next 12 months.
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within provision for (benefit from) income taxes, which were not material for the periods presented.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The material jurisdictions in which the Company operates include the United States and Finland. The Company’s 2013 and subsequent tax years remain open to examination by the U.S. Internal Revenue Service. The Company’s 2018 and subsequent tax years remain open to examination in Finland.
12. Net Income (Loss) per Share Attributable to DoorDash, Inc. Common Stockholders
The Company computes net income (loss) per share attributable to DoorDash, Inc. common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses. The computation of diluted net income per share of Class A common stock for the year ended December 31, 2024 does not assume the conversion of Class B common stock to Class A common stock because including such shares would have an anti-dilutive effect.
The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders during the periods presented. RSUs that vested but have not been settled are included in the denominator in calculating basic and diluted net income (loss) per share (in millions, except share amounts which are reflected in thousands, and per share data):

	Year Ended December 31,
	2022		2023		2024
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator
Net income (loss) including redeemable non-controlling interests	$(1,260)	$(108)	$(525)	$(40)	$109	$8
Less: Net loss attributable to redeemable non-controlling interests	(3)	—	(7)	—	(6)	—
Net income (loss) attributable to DoorDash, Inc. common stockholders	(1,257)	(108)	(518)	(40)	115	8
Denominator
Weighted-average number of shares outstanding used to compute basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	342,015	29,398	365,340	27,608	384,692	26,859
Basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	$(3.68)	$(3.68)	$(1.42)	$(1.42)	$0.30	$0.30

	Year Ended December 31,
	2022		2023		2024
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per share
Numerator
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(1,257)	$(108)	$(518)	$(40)	$115	$8
Denominator
Weighted-average number of shares outstanding used to compute basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	342,015	29,398	365,340	27,608	384,692	26,859
Weighted-average effect of potentially dilutive securities	—	—	—	—	18,691	—
Weighted-average number of shares outstanding used to compute diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders	342,015	29,398	365,340	27,608	403,383	26,859
Diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders	$(3.68)	$(3.68)	$(1.42)	$(1.42)	$0.29	$0.29
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including such shares would have an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	Year Ended December 31,
	2022	2023	2024
Stock options to purchase common stock	16,021	9,022	—
Unvested restricted stock and restricted stock units	45,172	38,072	10,801
Escrow shares	2,012	72	72
Total	63,205	47,166	10,873
13. Employee Benefit Plans
401(k) Plan

The Company has a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, eligible and participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. In 2023, the Company began to make discretionary matching contributions to those participating employees who met certain employment criteria. The Company's matching contributions to the plan were not material for the years ended December 31, 2023, and 2024.

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
Net periodic benefit cost is reflected in the accompanying consolidated statements of operations. Service cost is reflected in total costs and expenses. Other components of net periodic benefit cost, including interest cost and amortization of actuarial gains and losses, is included in other expense, net. Actuarial gains and losses resulting from remeasurement are initially recognized in accumulated other comprehensive income and subsequently recognized in the consolidated statements of operations.
14. Variable Interest Entities
On July 1, 2022, the Company formed a joint venture with a retail partner in Canada with the objective of providing on-demand delivery of grocery and convenience items to customers in Canada (the "JV"). The Company owns a majority interest in the JV.
In connection with the formation of the JV, the Company had committed to contribute cash and certain assets worth $98 million Canadian dollars (approximately $73 million US dollars) over three years. Upon the closing of the transaction, the Company contributed cash and certain assets of $41 million Canadian dollars (approximately $32 million US dollars). During the year ended December 31, 2024, the Company contributed cash of $18 million Canadian dollars (approximately $13 million US dollars). Additional capital contributions will be made in a manner that preserves the ownership percentage of each shareholder.
The common units held by the Company in the JV were determined to be a variable interest. The Company is the primary beneficiary because the Company has the power to direct the activities that most significantly impact the performance of the JV. As a result, the Company consolidates the assets and liabilities of the JV.
Total assets of the JV included on the consolidated balance sheet as of December 31, 2023 and 2024 were $39 million and $32 million, respectively. Total liabilities of the JV included on the consolidated balance sheets as of December 31, 2023 and 2024 were $11 million and $8 million, respectively.
The JV’s assets may only be used to settle the JV’s obligations and may not be used for other consolidated entities. The JV’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.
As of December 31, 2023 and 2024, the minority shareholder’s ownership in the JV is classified as redeemable non-controlling interest, because it is redeemable on an event that is not solely in the Company’s control. The redeemable non-controlling interest is not accreted to redemption value because it is currently not probable that the non-controlling interest will become redeemable. Total redeemable non-controlling interest was $7 million and $7 million as of December 31, 2023 and 2024, respectively. Net loss attributable to redeemable non-controlling interest was $3 million, $7 million and $6 million for the years ended December 31, 2022, 2023 and 2024, respectively.
15. Segment Reporting
The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one reportable segment. The significant segment expenses regularly provided to the CODM was as follows (in millions):

	Year Ended December 31,
	2022	2023	2024

Revenue	$6,583	$8,635	$10,722
Less:
Depreciation and amortization	369	509	561
Stock-based compensation	889	1,088	1,099
Cost of revenue*	3,486	4,450	5,391
Sales and marketing*	1,584	1,757	1,920
Research and development*	464	537	663
General and administrative*	834	871	1,126
Restructuring charges*	81	2	—
Total costs and expenses	7,707	9,214	10,760
Loss from operations	(1,124)	(579)	(38)
Interest income, net	30	152	199
Other expense, net	(305)	(107)	(5)
Income (loss) before income taxes	(1,399)	(534)	156
Provision for (benefit from) income taxes	(31)	31	39
Net income (loss) including redeemable non-controlling interests	(1,368)	(565)	117
Net loss attributable to redeemable non-controlling interests	(3)	(7)	(6)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(1,365)	$(558)	$123
*Exclusive of stock-based compensation and depreciation and amortization shown separately.
16. Subsequent Events
In February 2025, the Company announced the authorization of a share repurchase program for the repurchase of shares of its Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that was previously announced by the Company in February 2024. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its Class A common stock under this authorization. The Company may or may not repurchase any portion of the total authorized amount, and the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer (“certifying officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our certifying officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
On November 25, 2024, Ashley Still, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 3,424 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 27, 2026, or earlier if all transactions under the trading arrangement are completed.

On November 26, 2024, Stanley Tang, our co-founder and a member of our board of directors, and the ST Trust under agreement dated October 2, 2019 (the "ST Trust"), a stockholder whose shares may be deemed to be beneficially owned by Stanley Tang, adopted a joint Rule 10b5-1 trading arrangement providing for the sale from time to time of (i) with respect to the ST Trust, an aggregate of up to 654,919 shares of our Class A common stock, and (ii) with respect to Stanley Tang, an aggregate of up to 108,081 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 27, 2026, or earlier if all transactions under the trading arrangement are completed.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, including information about our Directors, Executive Officers and Audit Committee, Code of Conduct and insider trading arrangements and policies, is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated November 9, 2021, by and among DoorDash, Inc., Wolt Enterprises Oy, the Sellers and Mikko Kuusi, as the Securityholder Representative.	S-4	333-261844	2.1	December 22, 2021
2.2	Amendment to the Share Purchase Agreement, dated as of April 9, 2022, by and among DoorDash, Inc., Wolt Enterprises Oy and Mikko Kuusi, as the Securityholder Representative.	8-K	001-39759	2.1	April 14, 2022
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K	001-39759	3.1	March 5, 2021
3.2	Certificate of Change of Registered Agent.	10-K	001-39759	3.2	February 27, 2023
3.3	Amended and Restated Bylaws of the registrant.	10-K	001-39759	3.3	February 27, 2023
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-250056	4.1	November 13, 2020
4.2	Seventh Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of June 17, 2020.	S-1	333-250056	4.2	November 13, 2020
4.3	Description of Capital Stock.
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-250056	10.1	November 13, 2020
10.2+	DoorDash, Inc. 2020 Equity Incentive Plan and related form agreements.	10-K	001-39759	10.2	February 20, 2024
10.3+	DoorDash, Inc. 2020 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-250056	10.3	November 30, 2020
10.4+	DoorDash, Inc. 2022 Inducement Equity Incentive Plan and related form agreements.	10-K	001-39759	10.4	February 20, 2024
10.5+	DoorDash, Inc. 2014 Stock Plan, as amended, and related form agreements.	S-1	333-250056	10.4	November 13, 2020
10.6+	Executive Change in Control and Severance Plan.	8-K	001-39759	10.1	February 1, 2024
10.7+	Executive Incentive Compensation Plan.	S-1	333-250056	10.6	November 13, 2020
10.8+	Outside Director Compensation and Equity Ownership Policy.	10-Q	001-39759	10.1	May 1, 2024
10.9+	Confirmatory Employment Letter between the registrant and Tony Xu, dated as of October 23, 2020.	S-1/A	333-250056	10.8	November 30, 2020

10.10+	Confirmatory Employment Letter between the registrant and Prabir Adarkar, dated as of October 23, 2020.	S-1/A	333-250056	10.10	November 30, 2020
10.11+	Confirmatory Employment Letter between the registrant and Keith Yandell, dated as of October 23, 2020.	S-1/A	333-250056	10.11	November 30, 2020
10.12+	Employment Letter between the registrant and Tia Sherringham, dated as of May 3, 2022.	10-Q	001-39759	10.1	May 6, 2022
10.13+	Confirmatory Employment Letter between the registrant and Ravi Inukonda, dated as of April 27, 2023.	10-Q	001-39759	10.1	May 5, 2023
10.14+	DoorDash, Inc. 2014 Stock Plan Restricted Unit Agreement between the registrant and Tony Xu, dated as of November 24, 2020.	S-1/A	333-250056	10.14	November 30, 2020
10.15	Form of Exchange Agreement among the registrant, each of Tony Xu, Andy Fang, and Stanley Tang, and certain related entities.	S-1	333-250056	10.15	November 13, 2020
10.16	Form of Equity Exchange Right Agreement between the registrant and each of Tony Xu, Andy Fang, and Stanley Tang.	S-1	333-250056	10.16	November 13, 2020
10.17	Amended and Restated Revolving Credit and Guaranty Agreement among the registrant, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of August 7, 2020.	S-1	333-250056	10.17	November 13, 2020
10.18	Amendment Agreement, dated as of October 31, 2022, relating to the Amended and Restated Revolving Credit and Guaranty Agreement among the registrant, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of August 7, 2022.	10-K	001-39759	10.18	February 20, 2024
10.19	Amendment Agreement, dated as of April 26, 2024, by and among the registrant, the guarantors party thereto, the lenders party thereto, the issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-39759	10.1	May 1, 2024
10.20	Office Lease between the registrant and Kilroy Realty 303, LLC, dated as of October 18, 2018, as amended on July 30, 2019.	S-1	333-250056	10.19	November 13, 2020
19.1	Insider Trading Policy.
21.1	List of subsidiaries of the registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included in signature pages hereto).
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.	10-K	001-39759	97.1	February 20, 2024
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL.
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
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 14th day of February, 2025.

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

Signature	Title	Date

/s/ Tony Xu	Chief Executive Officer and Director	February 14, 2025
Tony Xu	(Principal Executive Officer)

/s/ Ravi Inukonda	Chief Financial Officer	February 14, 2025
Ravi Inukonda	(Principal Financial Officer)

/s/ Gordon Lee	Chief Accounting Officer	February 14, 2025
Gordon Lee	(Principal Accounting Officer)

/s/ Jeffrey Blackburn	Director	February 14, 2025
Jeffrey Blackburn

/s/ Shona L. Brown	Director	February 14, 2025
Shona L. Brown

/s/ L. John Doerr	Director	February 14, 2025
L. John Doerr

/s/ Andy Fang	Director	February 14, 2025
Andy Fang

/s/ Alfred Lin	Director	February 14, 2025
Alfred Lin

/s/ Elinor Mertz	Director	February 14, 2025
Elinor Mertz

/s/ Diego Piacentini	Director	February 14, 2025
Diego Piacentini

/s/ Ashley Still	Director	February 14, 2025
Ashley Still

/s/ Stanley Tang	Director	February 14, 2025
Stanley Tang