Form 10-Q
period 2025-03-31
DoorDash, Inc.
filed 2025-05-07
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The registrant had outstanding 398,681,310 shares of Class A common stock, 25,062,815 shares of Class B common stock, and no shares of Class C common stock as of April 30, 2025.

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
•our ability to attract and retain merchants, consumers, and the independent contractors who use our platform to generate earnings ("Dashers1");
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
•our expectations regarding the timing, completion and expected benefits of the proposed acquisitions of Deliveroo plc and SevenRooms Inc.; and
•our ability to successfully integrate and realize the benefits of acquisitions, strategic partnerships, joint ventures, and investments.
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2024	March 31, 2025

Assets
Current assets:
Cash and cash equivalents	$4,019	$4,500
Restricted cash	190	202
Short-term marketable securities	1,322	1,317
Funds held at payment processors	436	322
Accounts receivable, net	732	782
Prepaid expenses and other current assets	687	730
Total current assets	7,386	7,853
Long-term marketable securities	835	842
Operating lease right-of-use assets	389	384
Property and equipment, net	778	846
Intangible assets, net	510	504
Goodwill	2,315	2,412
Other assets	632	731
Total assets	$12,845	$13,572
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$321	$329
Operating lease liabilities	68	70
Accrued expenses and other current liabilities	4,049	4,178
Total current liabilities	4,438	4,577
Operating lease liabilities	468	457
Other liabilities	129	143
Total liabilities	5,035	5,177
Commitments and contingencies (Note 8)
Redeemable non-controlling interests	7	6
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2024 and March 31, 2025, 393,816 and 398,519 Class A shares issued and outstanding as of December 31, 2024 and March 31, 2025, respectively; 200,000 Class B shares authorized as of December 31, 2024 and March 31, 2025, 25,861 and 25,108 Class B shares issued and outstanding as of December 31, 2024 and March 31, 2025, respectively; 2,000,000 Class C shares authorized as of December 31, 2024 and March 31, 2025, zero Class C shares issued and outstanding as of December 31, 2024 and March 31, 2025	—	—
Additional paid-in capital	13,165	13,444
Accumulated other comprehensive income (loss)	(107)	7
Accumulated deficit	(5,255)	(5,062)
Total stockholders’ equity	7,803	8,389
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$12,845	$13,572
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2025

Revenue	$2,513	$3,032
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,330	1,500
Sales and marketing	504	586
Research and development	279	306
General and administrative	319	332
Depreciation and amortization	142	152
Restructuring charges	—	1
Total costs and expenses	2,574	2,877
Income (loss) from operations	(61)	155
Interest income, net	45	49
Other expense, net	(2)	(6)
Income (loss) before income taxes	(18)	198
Provision for income taxes	7	6
Net income (loss) including redeemable non-controlling interests	(25)	192
Less: net loss attributable to redeemable non-controlling interests	(2)	(1)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(23)	$193
Net income (loss) per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	$(0.06)	$0.46
Diluted	$(0.06)	$0.44
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	405,482	421,422
Diluted	405,482	435,563
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2025

Net income (loss) including redeemable non-controlling interests	$(25)	$192
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(70)	112
Change in unrealized gains and losses on marketable securities	(4)	2
Total other comprehensive income (loss)	(74)	114
Comprehensive income (loss) including redeemable non-controlling interests	(99)	306
Less: Comprehensive loss attributable to redeemable non-controlling interests	(2)	(1)
Comprehensive income (loss) attributable to DoorDash, Inc. common stockholders	$(97)	$307
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2023	$7	403,228	$—	$11,887	$(5,154)	$73	$6,806
Issuance of common stock upon settlement of restricted stock units	—	3,710	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,574	—	1	—	—	1
Stock-based compensation	—	—	—	289	—	—	289
Recognition of redeemable non-controlling interest upon additional capital investment	6	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(74)	(74)
Net income (loss)	(2)	—	—	—	(23)	—	(23)
Balances as of March 31, 2024	$11	408,512	$—	$12,177	$(5,177)	$(1)	$6,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2024	$7	419,677	$—	$13,165	$(5,255)	$(107)	$7,803
Issuance of common stock upon settlement of restricted stock units	—	3,199	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	751	—	3	—	—	3
Stock-based compensation	—	—	—	276	—	—	276
Other comprehensive income (loss)	—	—	—	—	—	114	114
Net income (loss)	(1)	—	—	—	193	—	193
Balances as of March 31, 2025	$6	423,627	$—	$13,444	$(5,062)	$7	$8,389
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2025

Cash flows from operating activities
Net income (loss) including redeemable non-controlling interests	$(25)	$192
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	142	152
Stock-based compensation	252	235
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	26	26
Office lease impairment expenses	—	7
Other	14	18
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed from acquisition:
Funds held at payment processors	(41)	119
Accounts receivable, net	(18)	(53)
Prepaid expenses and other current assets	(22)	(35)
Other assets	(49)	(115)
Accounts payable	(12)	14
Accrued expenses and other current liabilities	306	94
Payments for operating lease liabilities	(27)	(28)
Other liabilities	7	9
Net cash provided by operating activities	553	635
Cash flows from investing activities
Purchases of property and equipment	(17)	(74)
Capitalized software and website development costs	(49)	(67)
Purchases of marketable securities	(529)	(425)
Maturities of marketable securities	528	433
Sales of marketable securities	4	—
Acquisition, net of cash acquired	—	(27)
Other investing activities	(9)	—
Net cash used in investing activities	(72)	(160)
Cash flows from financing activities
Proceeds from exercise of stock options	1	3
Other financing activities	6	—
Net cash provided by financing activities	7	3
Foreign currency effect on cash, cash equivalents, and restricted cash	(13)	15
Net increase in cash, cash equivalents, and restricted cash	475	493
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	2,772	4,221
Cash, cash equivalents, and restricted cash, end of period	$3,247	$4,714
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$3,124	$4,500
Restricted cash	111	202
Long-term restricted cash included in other assets	12	12
Total cash, cash equivalents, and restricted cash	$3,247	$4,714
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$16	$51
Stock-based compensation included in capitalized software and website development costs	$37	$41
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
These unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. They should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of the results for a full year.
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

Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires disclosure, on an annual and interim basis, of specified information about certain costs and expenses in the notes to financial statements. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
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
Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended March 31,
	2024	2025

United States	$2,222	$2,656
International(1)	291	376
Total revenue	$2,513	$3,032
(1) No individual country outside the United States represented 10% or more of total consolidated revenue for the periods presented.
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily composed of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the three months ended March 31, 2025 was as follows (in millions):

Three Months Ended March 31, 2025
Beginning balance	$396
Addition to contract liabilities	811
Reduction of contract liabilities(1)(2)	(830)
Ending balance	$377
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
(2) Included in the beginning balance of contract liabilities was $228 million associated with unearned prepayments received by the Company, of which $132 million was recognized as revenue during the three months ended March 31, 2025. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.

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

	Three Months Ended March 31,
	2024	2025

Beginning balance	$137	$157
Addition to deferred contract costs	18	24
Amortization of deferred contract costs	(14)	(17)
Ending balance	$141	$164
Deferred contract costs, current	$54	$67
Deferred contract costs, non-current	87	97
Total deferred contract costs	$141	$164
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Three Months Ended March 31,
	2024	2025

Beginning balance	$17	$22
Current-period provision for expected credit losses	3	5
Write-offs charged against the allowance	(1)	(1)
Ending balance	$19	$26
4. Acquisition
During the quarter ended March 31, 2025, the Company acquired a company, which was accounted for under the acquisition method of accounting. The total purchase consideration was approximately $28 million, which was allocated to the tangible and intangible assets acquired and liabilities assumed. Intangible assets acquired were primarily composed of customer relationships and vendor relationships. Additionally, the Company recorded $21 million of goodwill, which represented the excess of the purchase price over the net assets acquired.
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the three months ended March 31, 2025 were as follows (in millions):

Total

Balance as of December 31, 2024	$2,315
Acquisition	21
Effects of foreign currency translation	76
Balance as of March 31, 2025	$2,412

Intangible assets, net consisted of the following as of December 31, 2024 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	3.3	$232	$(142)	$90
Merchant relationships	8.3	286	(82)	204
Customer relationships	0.4	116	(101)	15
Trade name and trademarks	7.4	269	(75)	194
Assembled workforce in asset acquisition	2.2	10	(3)	7
Balance as of December 31, 2024		$913	$(403)	$510
Intangible assets, net consisted of the following as of March 31, 2025 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	3.1	$237	$(151)	$86
Merchant relationships	8.1	300	(91)	209
Customer relationships	0.8	122	(114)	8
Trade name and trademarks	7.2	279	(85)	194
Assembled workforce in asset acquisitions	2.0	11	(4)	7
Balance as of March 31, 2025		$949	$(445)	$504
Amortization expense associated with intangible assets was $31 million and $31 million for the three months ended March 31, 2024 and 2025, respectively.
The estimated future amortization expense of intangible assets as of March 31, 2025 is as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2025	$71
2026	85
2027	80
2028	63
2029	53
Thereafter	152
Total estimated future amortization expense	$504

6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s cash equivalents and marketable securities that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$2,272	$—	$—	$2,272
Commercial paper	$—	$5	$—	$5
U.S. Treasury securities	—	15	—	15
Short-term marketable securities
Certificates of deposit	—	39	—	39
Commercial paper	—	76	—	76
Corporate bonds	—	509	—	509
U.S. government agency securities	—	33	—	33
U.S. Treasury securities	—	612	—	612
Mutual funds	53	—	—	53
Long-term marketable securities
Commercial paper	—	2	—	2
Corporate bonds	—	420	—	420
U.S. government agency securities	—	74	—	74
U.S. Treasury securities	—	339	—	339
Total	$2,325	$2,124	$—	$4,449

	March 31, 2025
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$3,256	$—	$—	$3,256
Corporate bonds	—	4	—	4
U.S. Treasury securities	—	46	—	46
Short-term marketable securities
Certificates of deposit	—	42	—	42
Commercial paper	—	47	—	47
Corporate bonds	—	597	—	597
U.S. government agency securities	—	40	—	40
U.S. Treasury securities	—	535	—	535
Mutual funds	56	—	—	56
Long-term marketable securities
Corporate bonds	—	455	—	455
U.S. government agency securities	—	86	—	86
U.S. Treasury securities	—	301	—	301
Total	$3,312	$2,153	$—	$5,465
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
In the three months ended March 31, 2024 and 2025, the Company did not record any material upward or downward adjustments or impairments on its non-marketable equity securities.
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2024 and March 31, 2025, including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other expense, net in the condensed consolidated statements of operations during the period in which they were incurred (in millions):

	December 31, 2024	March 31, 2025
Initial cost basis	$450	$451
Upward adjustments	11	11
Downward adjustments (including impairment)	(419)	(419)
Total carrying value at the end of reporting period	$42	$43
7. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2024
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$2,272	$—	$—	$2,272
Commercial paper	5	—	—	5
U.S. Treasury securities	15	—	—	15
Short-term marketable securities
Certificates of deposit	39	—	—	39
Commercial paper	76	—	—	76
Corporate bonds	508	1	—	509
U.S. government agency securities	33	—	—	33
U.S. Treasury securities	611	1	—	612
Mutual funds	53	—	—	53
Long-term marketable securities
Commercial paper	2	—	—	2
Corporate bonds	420	1	(1)	420
U.S. government agency securities	74	—	—	74
U.S. Treasury securities	340	—	(1)	339
Total	$4,448	$3	$(2)	$4,449

	March 31, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$3,256	$—	$—	$3,256
Corporate bonds	4	—	—	4
U.S. Treasury securities	46	—	—	46
Short-term marketable securities
Certificates of deposit	42	—	—	42
Commercial paper	47	—	—	47
Corporate bonds	596	1	—	597
U.S. government agency securities	40	—	—	40
U.S. Treasury securities	535	—	—	535
Mutual funds	54	2	—	56
Long-term marketable securities
Corporate bonds	454	2	(1)	455
U.S. government agency securities	86	—	—	86
U.S. Treasury securities	300	1	—	301
Total	$5,460	$6	$(1)	$5,465
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2024, and March 31, 2025.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	December 31, 2024	March 31, 2025

Prepaid expenses	$237	$224
Deferred contract costs	64	67
Other receivable	133	144
Other current assets	253	295
Total	$687	$730
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2024	March 31, 2025

Equipment for merchants	$190	$206
Computer equipment and software	96	105
Capitalized software and website development costs	1,339	1,453
Leasehold improvements	211	224
Office equipment	77	90
Construction in progress	61	73
Total	1,974	2,151
Less: Accumulated depreciation and amortization	(1,196)	(1,305)
Property and equipment, net	$778	$846
Depreciation expenses were $32 million and $34 million for the three months ended March 31, 2024 and 2025, respectively.

The Company capitalized $88 million and $114 million in capitalized software and website development costs during the three months ended March 31, 2024 and 2025, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $79 million and $87 million for the three months ended March 31, 2024 and 2025, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2024	March 31, 2025

Litigation reserves	$160	$165
Sales tax payable and accrued sales and indirect taxes	337	353
Accrued operations related expenses	446	560
Accrued advertising	142	156
Dasher and merchant payable	1,136	1,119
Insurance reserves	1,049	1,057
Contract liabilities	396	377
Other	383	391
Total	$4,049	$4,178
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
The Company is currently the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay models, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers' compensation insurance, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, the Company has recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2025. The results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on the Company's business, financial condition, and results of operations.
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
The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications was recorded as of December 31, 2024 and March 31, 2025.
Insurance Collateral
The Company is required to maintain $692 million in collateral in connection with certain insurance policies, which can be held in a combination of cash, surety bonds, and letters of credit. As of March 31, 2025, the Company had $692 million of collateral outstanding in the form of surety bonds and letters of credit in connection with the insurance collateral requirement.
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
As of December 31, 2024 and March 31, 2025, the Company was in compliance with the covenants under the credit agreement.. As of December 31, 2024 and March 31, 2025, no revolving loans were outstanding under the credit facility.
In addition to the letters of credit maintained in connection with the insurance collateral requirement, the Company also maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2024 and March 31, 2025, the Company had $141 million and $143 million of issued letters of credit outstanding, respectively, of which $112 million and $106 million, respectively, were issued from the revolving credit and guaranty agreement.
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

9. Common Stock
Share Repurchase Program
In February 2025, the Company announced the authorization of a share repurchase program for the repurchase of shares of its Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that was previously announced by the Company in February 2024. During the three months ended March 31, 2025, the Company did not repurchase any shares of its Class A common stock under the share repurchase program.
Restricted Stock
The Company granted restricted stock to certain continuing employees in connection with the acquisition of Wolt Enterprises Oy ("Wolt") on May 31, 2022. Vesting of this stock is dependent on the respective employee’s continued employment at the Company during the requisite service period, which is generally up to four years from the issuance date. The fair value of the restricted stock issued to employees that is subject to post-acquisition employment is recorded as compensation expense on a straight-line basis over the requisite service period.
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested restricted stock as of December 31, 2024	92
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested restricted stock as of March 31, 2025	92
Stock Award Activities
A summary of stock option activity under the 2014 Equity Incentive Plan, 2020 Equity Incentive Plan, and 2022 Inducement Equity Incentive Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2024	4,516	$5.72	3.18	$732
Granted	—	$—
Exercised	(751)	$4.08		$134
Cancelled and forfeited	—	$—
Balance as of March 31, 2025	3,765	$6.04	2.99	$665
Exercisable as of March 31, 2025	3,597	$6.13	3.04	$635
Vested and expected to vest as of March 31, 2025	3,765	$6.04	2.99	$665
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2024 and 2025 was $180 million and $134 million, respectively. There were no stock options granted during the three months ended March 31, 2024 and 2025.

A summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested RSUs as of December 31, 2024	29,535		$4,955
Granted	766	$194.57
Vested	(6)	$106.41
Vested and settled	(3,198)	$90.88
Forfeited	(657)	$92.22
Unvested RSUs as of March 31, 2025	26,440		$4,832
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the three months ended March 31, 2024 and 2025 was $119.95 and $194.57, respectively.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2024	2025

Cost of revenue, exclusive of depreciation and amortization	$32	$33
Sales and marketing	25	26
Research and development	113	116
General and administrative	82	60
Total stock-based compensation expense	$252	$235
As of March 31, 2025, there was $2 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.74 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of March 31, 2025, unrecognized stock-based compensation expense related to the CEO Performance Award was $1 million, which is expected to be recognized over a period of 0.07 years.
As of March 31, 2025, there was $1.4 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs, excluding the unrecognized stock-based compensation expense associated with the CEO Performance Award. The Company expects to recognize this expense over the remaining weighted-average period of 2.01 years.
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
The Company recorded $7 million and $6 million of provision for income taxes for the three months ended March 31, 2024 and 2025, respectively. The provision for income taxes for the three months ended March 31, 2024 was primarily attributable to pre-tax book income in the U.S. resulting in federal and state income taxes. The provision for income taxes for the three months ended March 31, 2025 was primarily attributable to pre-tax book income in the U.S. resulting in federal and state income taxes, offset by losses generated in non-U.S. jurisdictions for which a tax benefit can be realized.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of March 31, 2025, the Company maintains a full valuation allowance on its deferred tax assets except for certain foreign jurisdictions.
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
11. Net Income (Loss) per Share Attributable to DoorDash, Inc. Common Stockholders
The Company computes net income (loss) per share attributable to DoorDash, Inc. common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses. The computation of diluted net income per share of Class A common stock for the three months ended March 31, 2025 does not assume the conversion of Class B common stock to Class A common stock because including such shares would have an anti-dilutive effect.
The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders during the periods presented (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended March 31,
	2024		2025
	Class A	Class B	Class A	Class B

Basic net income (loss) per share
Numerator
Net income (loss) including redeemable non-controlling interests	(23)	(2)	180	12
Less: Net loss attributable to redeemable non-controlling interests	(2)	—	(1)	—
Net income (loss) attributable to DoorDash, Inc. common stockholders	(21)	(2)	181	12
Denominator
Weighted-average number of shares outstanding used to compute basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	378,240	27,242	395,951	25,471
Basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	$(0.06)	$(0.06)	$0.46	$0.46

	Three Months Ended March 31,
	2024		2025
	Class A	Class B	Class A	Class B

Diluted net income (loss) per share
Numerator
Net income (loss) attributable to DoorDash, Inc. common stockholders	(21)	(2)	181	12
Denominator
Weighted-average number of shares outstanding used to compute basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	378,240	27,242	395,951	25,471
Weighted-average effect of potentially dilutive securities	—	—	14,141	—
Weighted-average number of shares outstanding used to compute diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders	378,240	27,242	410,092	25,471
Diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders	$(0.06)	$(0.06)	$0.44	$0.44
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including such shares would have an anti-dilutive effect, or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	Three Months Ended March 31,
	2024	2025
Stock options to purchase common stock	7,448	—
Unvested restricted stock and restricted stock units	34,641	10,588
Escrow shares	72	72
Total	42,161	10,660
12. Segment Reporting
The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker ("CODM"). The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one reportable segment. The significant segment expenses regularly provided to the CODM was as follows (in millions):

	Three Months Ended March 31,
	2024	2025

Revenue	$2,513	$3,032
Less:
Depreciation and amortization	142	152
Stock-based compensation	252	235
Cost of revenue*	1,298	1,467
Sales and marketing*	479	560
Research and development*	166	190
General and administrative*	237	272
Restructuring charges*	—	1
Total costs and expenses	2,574	2,877
Income (loss) from operations	(61)	155
Interest income, net	45	49
Other expense, net	(2)	(6)
Income (loss) before income taxes	(18)	198
Provision for income taxes	7	6
Net income (loss) including redeemable non-controlling interests	(25)	192
Net loss attributable to redeemable non-controlling interests	(2)	(1)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(23)	$193
*Exclusive of stock-based compensation and depreciation and amortization shown separately.

13. Subsequent Events
On May 3, 2025, the Company entered into a definitive agreement to acquire SevenRooms Inc., a New York City-based software company and a global leader in hospitality technology, for approximately $1.2 billion in an all-cash transaction, subject to customary post-closing adjustments. The acquisition will equip merchants with new tools to grow in-store sales, build stronger customer relationships, and increase profitability. The transaction is expected to close during the second half of 2025, subject to customary closing conditions and regulatory approvals.
On May 6, 2025, the Company issued an announcement pursuant to Rule 2.7 of the UK City Code on Takeovers and Mergers, disclosing that the board of directors of the Company and the board of directors of Deliveroo plc (“Deliveroo”) had reached agreement on the terms of a recommended final cash offer by the Company for the entire issued and to be issued share capital of Deliveroo. Deliveroo has built one of the leading local commerce platforms across its key geographies, primarily in Europe and the Middle East, all complementary to the Company’s current footprint. The purchase price is 180 pence per share in cash, which equates to an equity value of approximately £2.9 billion. The Company deposited an amount in escrow to partially fund the cash consideration payable in connection with the transaction. The transaction is expected to close during the fourth quarter of 2025, subject to certain regulatory approvals, Deliveroo shareholder approval and other customary closing conditions.
In connection with the Company’s acquisition of Deliveroo, the Company entered into a Bridge Term Loan Credit and Guaranty Agreement (the “Bridge Credit Agreement”) with J.P. Morgan Chase Bank, N.A. on May 6, 2025 to provide the Company certain borrowings in an aggregate amount of up to $2.85 billion. To the extent any borrowings are made under the Bridge Credit Agreement, such loans will mature 364 days after the closing date of the Deliveroo acquisition and will bear interest, at the Company’s option, at a per annum rate equal to (i) the base rate plus a spread of either 0.625% or 0.750% or (ii) an adjusted term Secured Overnight Financing Rate (“SOFR”) plus a spread of either 1.625% or 1.750%, in each case, with the spread determined based on the Company’s senior, unsecured debt ratings. The Bridge Credit Agreement contains customary representations and warranties, events of default, and affirmative and negative covenants. The Company must maintain compliance with a maximum senior net leverage ratio.
On May 6, 2025, the Company entered into a deal-contingent foreign exchange forward transaction with Bank of America, N.A. to hedge the impact of variability in exchange rates on the Deliveroo acquisition’s Pounds Sterling-based purchase price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion contains forward-looking statements that are based on current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Financial and Operational Highlights
We use the following financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended March 31,
(in millions, except percentages)	2024	2025

Total Orders	620	732
Total Orders Y/Y growth	21%	18%
Marketplace GOV	$19,239	$23,076
Marketplace GOV Y/Y growth	21%	20%
Revenue	$2,513	$3,032
Revenue Y/Y growth	23%	21%
Net Revenue Margin	13.1%	13.1%
GAAP gross profit	$1,129	$1,478
GAAP gross profit as a % of Marketplace GOV	5.9%	6.4%
Contribution Profit(1)	$751	$1,020
Contribution Profit as a % of Marketplace GOV	3.9%	4.4%
GAAP net income (loss) attributable to DoorDash, Inc. common stockholders	$(23)	$193
GAAP net income (loss) attributable to DoorDash, Inc. common stockholders as a % of Marketplace GOV	(0.1)%	0.8%
Adjusted EBITDA(1)	$371	$590
Adjusted EBITDA as a % of Marketplace GOV	1.9%	2.6%
Weighted-average diluted shares outstanding	405	436

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
In the first quarter of 2025, Total Orders increased to 732 million, or 18% growth compared to the same quarter of 2024. The increase in Total Orders was driven primarily by growth in consumers and growth in average consumer engagement.
Marketplace GOV. We define Marketplace GOV as the total dollar value of orders completed on our Marketplaces, including taxes, tips2, and any applicable consumer fees, including membership fees related to DashPass and Wolt+. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants, for orders fulfilled through our Commerce Platform.
In the first quarter of 2025, Marketplace GOV increased to $23.1 billion, or 20% growth compared to the same quarter of 2024, driven primarily by growth in Total Orders.
Net Revenue Margin. We define Net Revenue Margin as revenue expressed as a percentage of Marketplace GOV.
In the first quarter of 2025, Net Revenue Margin remained flat at 13.1% consistent with the same quarter of 2024.
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
In the first quarter of 2025, Contribution Profit increased to $1.0 billion, compared to $751 million in the same quarter of 2024, driven primarily by growth in revenue, partially offset by increases in cost of revenue and sales and marketing expenses.
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
In the first quarter of 2025, Adjusted EBITDA increased to $590 million from $371 million in the same quarter of 2024, driven primarily by growth in Contribution Profit.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
In the first quarter of 2025, we generated net cash provided by operating activities of $635 million and Free Cash Flow of $494 million, up from $553 million and $487 million, respectively in the same quarter of 2024. The increase in Free Cash Flow was driven primarily by an increase in net cash provided by operating activities.
2 Dashers receive 100% of tips

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
(in millions)	2024	2025

Revenue	$2,513	$3,032
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,330	1,500
Sales and marketing	504	586
Research and development	279	306
General and administrative	319	332
Depreciation and amortization(2)	142	152
Restructuring charges	—	1
Total costs and expenses	2,574	2,877
Income (loss) from operations	(61)	155
Interest income, net	45	49
Other expense, net	(2)	(6)
Income (loss) before income taxes	(18)	198
Provision for income taxes	7	6
Net income (loss) including redeemable non-controlling interests	(25)	192
Less: net loss attributable to redeemable non-controlling interests	(2)	(1)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(23)	$193
(1)Costs and expenses included stock-based compensation expense as follows:

	Three Months Ended March 31,
(in millions)	2024	2025

Cost of revenue, exclusive of depreciation and amortization	$32	$33
Sales and marketing	25	26
Research and development	113	116
General and administrative	82	60
Total stock-based compensation expense	$252	$235
(2)Depreciation and amortization related to the following:

	Three Months Ended March 31,
(in millions)	2024	2025

Cost of revenue	$54	$54
Sales and marketing	30	28
Research and development	53	65
General and administrative	5	5
Total depreciation and amortization	$142	$152

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2024	2025
Revenue	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	53%	50%
Sales and marketing	20%	19%
Research and development	11%	10%
General and administrative	13%	11%
Depreciation and amortization	6%	5%
Restructuring charges	—%	—%
Total costs and expenses	103%	95%
Income (loss) from operations	(3)%	5%
Interest income, net	2%	2%
Other expense, net	—%	—%
Income (loss) before income taxes	(1)%	7%
Provision for income taxes	—%	—%
Net income (loss) including redeemable non-controlling interests	(1)%	7%
Less: net loss attributable to redeemable non-controlling interests	—%	—%
Net income (loss) attributable to DoorDash, Inc. common stockholders	(1)%	7%
Comparison of the Three Months Ended March 31, 2024 and 2025
Revenue
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

	Three Months Ended March 31,
(in millions, except percentages)	2024	2025	% Change

Revenue	$2,513	$3,032	21%
Revenue increased by $519 million, or 21%, during the first quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by a 20% increase in Marketplace GOV. During the first quarter of 2025, revenue grew at a faster rate than Marketplace GOV during the same period primarily due to an increasing contribution from advertising revenue.
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

	Three Months Ended March 31,
(in millions, except percentages)	2024	2025	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,330	$1,500	13%
Cost of revenue, exclusive of depreciation and amortization, increased by $170 million, or 13%, for the first quarter of 2025, compared to the same quarter of 2024. The increase was primarily attributable to an increase of $120 million in order management costs and an increase of $63 million in platform costs, driven primarily by growth in Total Orders. Order management costs also increased due to an increase in costs associated with our first-party distribution business.
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

	Three Months Ended March 31,
(in millions, except percentages)	2024	2025	% Change

Sales and marketing	$504	$586	16%
Sales and marketing expenses increased by $82 million, or 16%, for the first quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by an increase of $63 million in advertising expenses and an increase of $19 million in personnel-related compensation expenses.
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Three Months Ended March 31,
(in millions, except percentages)	2024	2025	% Change

Research and development	$279	$306	10%
Research and development expenses increased by $27 million, or 10%, for the first quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by an increase of $42 million in personnel-related compensation expenses, partially offset by an increase in capitalized software and website development costs of $20 million.
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

	Three Months Ended March 31,
(in millions, except percentages)	2024	2025	% Change

General and administrative	$319	$332	4%

General and administrative expenses increased by $13 million, or 4%, for the first quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by an increase of $9 million in transaction-related costs and a $7 million increase in office lease impairment expenses.
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

	Three Months Ended March 31,
(in millions, except percentages)	2024	2025	% Change

Depreciation and amortization	$142	$152	7%
Depreciation and amortization expenses increased by $10 million, or 7%, for the first quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by an increase of $8 million in amortization expense related to capitalized software and website development costs.
Restructuring Charges
Restructuring charges primarily consist of separation-related payments and other termination benefit costs associated with restructuring activities.

	Three Months Ended March 31,
(in millions, except percentages)	2024	2025	% Change

Restructuring charges	$—	$1	*
*Percentage not meaningful
Restructuring charges were not material in the periods presented.
Interest Income, Net
Interest income, net primarily consists of interest earned on our cash, cash equivalents, and marketable securities, net of interest costs.

	Three Months Ended March 31,
(in millions, except percentages)	2024	2025	% Change

Interest income, net	$45	$49	9%
Interest income, net increased by $4 million or 9% for the first quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by a larger investment portfolio, partially offset by a decrease in average interest rates.
Other Expense, Net
Other expense, net primarily consists of adjustments to non-marketable equity securities, including impairment, as well as gains and losses from transactions denominated in a currency other than the functional currency.

	Three Months Ended March 31,
(in millions, except percentages)	2024	2025	% Change

Other expense, net	$(2)	$(6)	200%
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

	Three Months Ended March 31,
(in millions, except percentages)	2024	2025	% Change

Provision for income taxes	$7	$6	*
*Percentage not meaningful
The provision for income taxes for the first quarter of 2025 was primarily attributable to pre-tax book income in the U.S. resulting in federal and state income taxes, offset by losses generated in non-U.S. jurisdictions for which a tax benefit can be realized. The provision for income taxes for the same quarter of 2024 was primarily attributable to pre-tax book income in the U.S. resulting in federal and state income taxes.
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
For additional information, see Note 10 - "Income Taxes" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended March 31,
(in millions)	2024	2025

Cost of revenue, exclusive of depreciation and amortization	$1,330	$1,500
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(33)	(34)
Allocated overhead	(8)	(8)
Adjusted cost of revenue	$1,289	$1,458
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
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended March 31,
(in millions)	2024	2025

Sales and marketing	$504	$586
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(25)	(26)
Allocated overhead	(6)	(6)
Adjusted sales and marketing	$473	$554
Adjusted Research and Development Expense
We define adjusted research and development expense as research and development expenses excluding stock-based compensation expense and certain payroll tax expense, and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by

Total Orders. We believe excluding such expenses provides a better period-to-period comparison of the core operating performance of our business.
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended March 31,
(in millions)	2024	2025

Research and development	$279	$306
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(114)	(116)
Allocated overhead	(5)	(6)
Adjusted research and development	$160	$184
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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended March 31,
(in millions)	2024	2025

General and administrative	$319	$332
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(83)	(61)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(35)	(29)
Transaction-related costs	—	(9)
Office lease impairment expenses	—	(7)
Allocated overhead from cost of revenue, sales and marketing, and research and development	19	20
Adjusted general and administrative	$220	$246
(1)We exclude certain costs and expenses from our calculation of adjusted general and administrative expense because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, and our historical Dasher pay model, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, and (iii) expenses related to supporting various policy matters, including those related to worker classification, other labor law matters, and price controls. We believe it is appropriate to exclude the foregoing matters from our calculation of adjusted general and administrative expense because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
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
Gross profit is the most directly comparable financial measure to Contribution Profit. The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended March 31,
(in millions, except percentages)	2024	2025

Revenue	$2,513	$3,032
Less: Cost of revenue, exclusive of depreciation and amortization	(1,330)	(1,500)
Less: Depreciation and amortization related to cost of revenue	(54)	(54)
Gross profit	$1,129	$1,478
Gross Margin	44.9%	48.7%
Less: Sales and marketing	$(504)	$(586)
Add: Depreciation and amortization related to cost of revenue	54	54
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	58	60
Add: Allocated overhead included in cost of revenue and sales and marketing	14	14
Contribution Profit	$751	$1,020
Contribution Margin	29.9%	33.6%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended March 31,
(in millions, except percentages)	2024	2025

Gross profit	$1,129	$1,478
Add: Depreciation and amortization related to cost of revenue	54	54
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	33	34
Add: Allocated overhead included in cost of revenue	8	8
Adjusted Gross Profit	$1,224	$1,574
Adjusted Gross Margin	48.7%	51.9%
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
The following table provides a reconciliation of net income (loss) attributable to DoorDash, Inc. common stockholders to Adjusted EBITDA, and a reconciliation of net income (loss) including redeemable non-controlling interests to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2024	2025

Net income (loss) attributable to DoorDash, Inc. common stockholders	$(23)	$193
Add: Net loss attributable to redeemable non-controlling interests	(2)	(1)
Net income (loss) including redeemable non-controlling interests	$(25)	$192
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	35	29
Transaction-related costs	—	9
Office lease impairment expenses	—	7
Restructuring charges	—	1
Provision for income taxes	7	6
Interest income, net	(45)	(49)
Other expense, net	2	6
Stock-based compensation expense and certain payroll tax expense	255	237
Depreciation and amortization expense	142	152
Adjusted EBITDA	$371	$590
(1)We exclude certain costs and expenses from our calculation of Adjusted EBITDA because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, and our historical Dasher pay model, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, and (iii) expenses related to supporting various policy matters, including those related to worker classification, other labor law matters, and price controls. We believe it is appropriate to exclude the foregoing matters from our calculation of Adjusted EBITDA because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
Free Cash Flow
We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three Months Ended March 31,
(in millions)	2024	2025

Net cash provided by operating activities	$553	$635
Purchases of property and equipment	(17)	(74)
Capitalized software and website development costs	(49)	(67)
Free Cash Flow	$487	$494

Net cash used in investing activities	$(72)	$(160)
Net cash provided by financing activities	$7	$3
Credit Facility
On November 19, 2019, we entered into a revolving credit and guaranty agreement with certain lenders, which, as most recently amended and restated on April 26, 2024, provides for an $800 million unsecured revolving credit facility maturing on April 26, 2029, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $600 million. As of March 31, 2025, we were in compliance with the covenants under the revolving credit and guaranty agreement. As amended and restated, the credit agreement contains customary affirmative covenants, as well as customary negative covenants that restrict our ability and our subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, declare cash dividends or make certain other distributions, repurchase stock, merge or consolidate with other companies or sell substantially all of our and our subsidiaries' assets, taken as a whole, make investments and loans, and engage in certain transactions with affiliates. The Company must also maintain compliance with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the credit agreement. As of December 31, 2024 and March 31, 2025, no revolving loans were outstanding and $112 million and $106 million of letters of credit were issued under our revolving credit facility, respectively.

Liquidity and Capital Resources
As of March 31, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $6.7 billion, which consisted of cash and cash equivalents of $4.5 billion, short-term marketable securities of $1.3 billion, and long-term marketable securities of $842 million. Additionally, funds held at payment processors of $322 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks, as well as institutional money market funds, corporate bonds and U.S. Treasury securities. Marketable securities consisted of certificates of deposit, commercial paper, corporate bonds, U.S. government agency securities, U.S. Treasury securities, and mutual funds.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $5.1 billion as of March 31, 2025. We have historically funded our operations from cash from operations as well as the issuance of equity securities, including in our initial public offering in December 2020. To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and marketable securities, along with the available borrowings under our revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
In February 2025, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that we previously announced in February 2024. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We have entered into, and may, from time to time, enter into, Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. We may or may not repurchase any portion of the total authorized amount, and the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of March 31, 2025, $5.0 billion remained available under the repurchase authorization.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain merchants, consumers, and Dashers that utilize our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, the expansion of sales and marketing activities, and the timing and extent of spending for policy and worker classification initiatives. Further, we have entered into pending, and may in the future enter into additional, arrangements to acquire or invest in businesses, products, services, and technologies. For example, we recently announced a formal offer to acquire Deliveroo plc for 180 pence per share in a recommended final all cash transaction and separately announced that we reached an agreement to acquire SevenRooms Inc. in an all-cash transaction. In connection with the announcement regarding Deliveroo, we also announced that we entered into a Bridge Term Loan Credit and Guaranty Agreement to, among other things, partially finance the cash consideration payable by us in connection with the acquisition. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in millions)	2024	2025

Net cash provided by operating activities	$553	$635
Net cash used in investing activities	(72)	(160)
Net cash provided by financing activities	7	3
Foreign currency effect on cash, cash equivalents, and restricted cash	(13)	15
Net increase in cash, cash equivalents, and restricted cash	$475	$493

Operating Activities
Cash provided by operating activities was $635 million for the first quarter of 2025. This consisted of net income including redeemable non-controlling interests of $192 million, adjusted for non-cash stock-based compensation expense of $235 million, non-cash depreciation and amortization expense of $152 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $26 million, non-cash office lease impairment expenses of $7 million, and other net non-cash expenses of $18 million, as well as $5 million net inflows from changes in operating assets and liabilities primarily driven by a decrease in funds held at payment processors, partially offset by an increase in other assets.
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
Investing Activities
Cash used in investing activities was $160 million for the first quarter of 2025, which consisted of purchases of marketable securities of $425 million, purchases of property and equipment of $74 million, cash outflows for capitalized software and website development costs of $67 million, and cash paid for acquisition, net of cash acquired, of $27 million, partially offset by proceeds from maturities and sales of marketable securities of $433 million.
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
Financing Activities
Cash provided by financing activities was $3 million for the first quarter of 2025, which consisted of proceeds from exercise of stock options.
Cash provided by financing activities was $7 million for the first quarter of 2024, which consisted of proceeds from stock option exercises of $1 million and other financing activities of $6 million.
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
There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Based on our investment portfolio balance as of March 31, 2025, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
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
The aggregate carrying value of our non-marketable equity investments was $43 million as of March 31, 2025. Adjustments or impairments are recorded in other expense, net on the condensed consolidated statements of operations and establish a new carrying value for the investment.
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
We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three months ended March 31, 2025. Based on our foreign currency exposures from monetary assets and liabilities as of March 31, 2025, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
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

Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II – OTHER INFORMATION
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
Consumer protection and other actions
We have in the past been, are currently, and may in the future be involved in other Legal Proceedings in the ordinary course of business, including class action lawsuits and actions brought by government authorities, alleging violations of consumer protection laws, competition laws, data protection laws, civil rights laws, and other laws. In addition, we have been subject to Legal Proceedings related to representations regarding tips paid to Dashers and our former DoorDash Dasher pay model. We dispute any allegations of wrongdoing and intend to continue to defend ourselves vigorously in these matters.
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
Regulatory and administrative investigations, audits, demands, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, we have recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2025. We are currently the subject of government investigations, audits, demands, and inquiries in other jurisdictions as well, and we may in the future settle, or record accruals with respect to, such matters. Further, the results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
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
While we achieved net income in the three months ended March 31, 2025 and in the year ended December 31, 2024, we incurred net losses in each preceding year since our founding. We incurred a net loss of $23 million and achieved net income of $193 million in the three months ended March 31, 2024 and 2025, respectively, and as of March 31, 2025, we had an accumulated deficit of $5.1 billion. We expect our costs will increase over time and we expect to invest significant additional funds towards growing our business. To the extent that we are unable to earn sufficient revenue to offset such costs, we may incur losses in certain future periods. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, expanding into new markets and categories, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from consistently achieving, maintaining, or increasing profitability on a consistent basis, which could also negatively impact our cash flow. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increased expenses in future periods. As of March 31, 2025, we had $1.4 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards.
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
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures and to increase the use of our platform by existing Dashers. Dashers have the ability to decline offers or stop using our platform entirely at any time and we do not have any exclusivity arrangements with Dashers. Accordingly, if we do not continue to provide Dashers with accessibility to and flexibility on our platform and compelling opportunities to earn income, we may fail to attract new Dashers, retain existing Dashers, or increase their use of our platform, or we may experience complaints, negative publicity, or work stoppages that could adversely affect our users and our business. Relatedly, if merchants and/or consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. To attract and retain Dashers, we regularly invest in removing friction from the dashing process, offer monetary incentives and perquisites, including access to programs that provide cashback rewards on certain purchases, and provide opportunities to quickly access Dasher earnings. We also frequently test Dasher incentives with subsets of existing Dashers and potential Dashers; however, these incentives could fail to attract and retain Dashers or fail to increase the use of our platform by existing Dashers or could have unintended adverse consequences, including negative press, adverse reactions from existing and potential Dashers, and harm to our brand and reputation. Changes in certain laws and regulations, including immigration and labor and employment laws, or laws that require us to make changes to our platform that decrease the accessibility, including removing access to our platform, or flexibility provided to Dashers in certain jurisdictions, may result in a decrease in the pool of Dashers, which may result in increased competition for Dashers or higher costs of recruitment and engagement. Other factors outside of our control may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. If we fail to attract Dashers, retain existing Dashers on favorable terms, or maintain or increase the use of our platform by existing Dashers, we may not be able to meet the demands of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.
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
It is critical to our success that merchants, consumers, and Dashers be able to access our platform at all times. Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cybersecurity attacks, infrastructure changes, human error, earthquakes, hurricanes, floods, fires, other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. It may become increasingly difficult and expensive to maintain and improve the performance of our systems and the availability of our platform, especially during peak usage times, as our operations grow and the usage of our platform increases. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.
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
•as a result of an acquisition, third parties we work with or the acquired business works with may delay or defer certain business decisions, seek to terminate, change, or renegotiate their relationships with us or the acquired business, or consider working with a competitor instead; and
•adverse market reaction to an acquisition, particularly if we are unable to achieve any expected benefits in our results of operations, or if the anticipated benefits are not realized as rapidly or to the extent anticipated or if the transaction costs are greater than expected.
We have made and may continue to make strategic investments as part of our business strategy. Strategic investments inherently involve less control by us over the business operations of the investee, thereby potentially increasing the financial, legal, operational, regulatory, or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Business decisions or other actions or omissions of the partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to sell or transfer, or realize value from our investments may be limited by applicable securities laws and regulations. Entry into certain transactions with non-U.S. entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or non-U.S. government entities. If a transaction with a non-U.S. entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. We can provide no assurance that our strategic investments will generate returns for our business, or that we will not lose our initial investment in whole or in part. For example, during the quarters ended December 31, 2022 and December 31, 2023, we recorded impairments of $312 million and $101 million, respectively, associated with non-marketable equity securities that we acquired in connection with strategic investments.
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
•increased difficulty achieving profitability, operating leverage and scale as a result of continued expansion across jurisdictions rather than concentrated growth in fewer jurisdictions;
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
Challenges with operating and growing our business internationally increase the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may subject our business to broader economic, political, and other international risks, including economic volatility, security risks, and geopolitical conflicts, and may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions, such as U.S. Office of Foreign Assets Control sanctions and similar European Union ("EU") sanctions. For example, the operations of our wholly-owned subsidiary, Wolt Enterprises Oy ("Wolt"), or Wolt's subsidiaries in jurisdictions that are in close proximity to Russia increase the difficulty in complying with trade and economic sanction regimes related to business with Russia.
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
Although we have taken measures to monitor and protect our systems and the data in our possession, these measures have not fully protected our systems in the past and cannot guarantee security in the future. Our IT and infrastructure may be vulnerable to viruses, phishing and other forms of social engineering, denial-of-service, credential stuffing, ransomware and other malware, insecure third-party libraries, application or network vulnerabilities, reliance on third-party vendors for patches, unauthorized configurations, employee error and malfeasance, and other sources of disruption or unauthorized access, and, as a result, unauthorized parties may be able to access our systems and data, including personal data and other sensitive and proprietary data, through our systems. Although we have policies and technical controls restricting the access to and sharing of the data we store, as well as requiring encryption of data where appropriate, these policies and controls may not be effective in all cases. Any actual or perceived breach or incident could interrupt our operations, harm our reputation, brand, and competitive position, result in our platform being unavailable, loss or improper access to, or unavailability of, data, fraudulent transfer of funds, regulatory investigations, proceedings, and significant legal, regulatory, and financial exposure. Any such actual or perceived breaches or incidents or any perception that our security measures are inadequate could lead to loss of merchant, consumer, or Dasher confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Further, any cybersecurity attacks or actual or perceived breaches or other incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us.
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
Some non-partner merchants may not want to be included on our platform and may request to be removed. There is a risk that non-partner merchants will bring legal claims against us relating to their inclusion on our platform. In addition, measures have been enacted in many U.S. jurisdictions that prohibit, among other things, on-demand local commerce platforms like ours from facilitating deliveries from restaurants without the restaurants’ prior consent. We have adopted internal policies pursuant to which we do not add new non-partner restaurants for delivery on our platform in the United States. However, we may continue to add non-partner merchants in categories other than restaurants. We may also continue to revise and update our internal policies related to non-partner restaurants and other merchants. To the extent we are required or we choose to remove non-partner merchants for any reason, this may adversely affect our ability to provide a broad selection of merchants on our platform, attract and retain consumers and could directly and adversely affect our business, financial condition, and results of operations.
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
Further, if competitors introduce new features, offerings, or technologies, or if new industry standards and practices or consumer trends emerge, our existing technology, services, websites, and mobile applications may become less popular or obsolete. For example, companies operating in different industries are developing and have begun implementing autonomous technologies, and we believe that they may use these technologies to compete with us in the delivery or logistics industries. Our competitors may develop and commercialize autonomous and drone delivery technologies at scale before we or our partners do. In the event that our competitors bring autonomous or drone delivery to market before we do, or their technology is, or is perceived to be, superior to our or our partners’ technology, they may be able to leverage such technology to compete more effectively with us, which could adversely affect our business, financial condition, and results of operations. Our future success could depend in large part on our ability to invest in, develop, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner.
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
We face certain risks in connection with our self-operated convenience, grocery, and other retail businesses, including DashMart and Wolt Market. To build and expand our self-operated businesses, we have made substantial investments, including in establishing and managing a reliable supply chain for in-store products, establishing supply-related contractual partnerships, leasing premises, hiring personnel, and rolling out relevant technologies and processes. We plan to continue to invest in such businesses in the future. The maintenance and expansion of our self-operated businesses requires significant investments, and there is no assurance that we will realize any of the anticipated benefits. In locations where we operate DashMart and Wolt Market, we may not be able to generate a sufficient number of orders to cover our fixed costs and make such services viable and we may incur significant costs before we can determine the viability of these DashMart and Wolt Market locations. Our self-operated retail locations also expose us to different regulatory requirements and risks than our Marketplaces and Commerce Platform, in particular with respect to food safety, permit and license requirements, and zoning restrictions, and certain other business risks, including inventory shrinkage and the impact of changing economic policy on the cost of goods resold by DashMart and Wolt Market. Our expansion into convenience, grocery, and other retail categories, may also result in the diversion of management’s attention from other business opportunities as well as the diversion of resources from support functions, which could adversely affect our business, financial condition, and results of operations.

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
Our ability to attract and retain merchants, consumers, and Dashers is dependent in part on our ability to provide high-quality support. Merchants, consumers, and Dashers depend on our support organization to resolve any issues relating to our platform. We rely on third parties to provide some support services and our ability to provide effective support is partially dependent on our ability to attract and retain third-party customer support providers who are qualified to support users of our platform and well versed in our platform. As we continue to grow our business and improve our offerings, we will face challenges related to providing high-quality support services at scale. Additionally, as we continue to grow our international business and the number of users not based in the U.S. on our platform, our support organization will face additional challenges, including those associated with delivering support in languages other than English and in ways consistent with the customs and dominant technologies used in the various geographies in which we operate. Any failure to maintain high-quality support, or a perception that we do not maintain high-quality support, could harm our reputation and adversely affect our ability to scale our platform and business, our financial condition, and results of operations.
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
Any factor that impacts consumer spending broadly, including changes to economic conditions in regions where we do business, may also impact consumer spending on our platform. Some of these factors include unemployment, inflation, consumer debt, fluctuations in transportation costs, increased food costs, declines in asset prices, mortgage markets, taxation, energy prices, changes in interest rates and credit availability, and consumer confidence in the current and future political and economic environment. Economic conditions in certain regions may also be affected or exacerbated by natural disasters and threats to public health. Additionally, volatility in the global financial markets, or in specific segments of those markets, may contribute to banks and financial institutions with whom we have banking or payment processing relationships entering receivership or becoming insolvent in the future, and we may be unable to access or may lose some or all of our existing cash and cash equivalents to the extent those funds are not insured or otherwise protected by the Federal Deposit Insurance Corporation or other insurance programs. Such volatility may also adversely impact any funds held temporarily at our third-party payment processors.
In addition, merchants on our platform may be negatively impacted by supply chain issues, labor shortages, inflation, or other macroeconomic factors, including changing economic policy. Labor shortages and supply chain issues at merchants could negatively impact their ability to fulfill orders, which could negatively impact volume on our Marketplaces and in our Commerce Platform. Inflationary pressures and changing economic policy could drive merchant prices higher, which could negatively impact consumer demand and drive lower order volume on our Marketplaces and in our Commerce Platform. Small businesses that do not have substantial resources, like many of the merchants on our platform, tend to be more adversely affected by poor economic conditions than large businesses. If merchants on our platform, including our small business merchants, cease operations, temporarily or permanently, or face financial distress or other business disruption, we may not be able to provide consumers with sufficient merchant selection, and they may be less likely to use our platform.
As our business has grown, we have increasingly become subject to risks arising from adverse global economic and political conditions, including changing economic policy and the conflicts in the Middle East and Ukraine. These have had, and may continue to have, an adverse impact on macroeconomic conditions in their respective regions and have given rise to volatility and instability in a manner that adversely affects our business and merchants, consumers, and Dashers on our platform in those regions.

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
We may incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, or in support of internal business operations, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, or otherwise leverage AI in a manner that adversely impacts our business, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, inappropriate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties or violations of other rights of third parties, we may be subject to legal claims or liability and our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to the use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and results of operations. AI also presents emerging ethical and regulatory issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the development of government regulation of AI and automated decision-making technology more generally, may require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI and automated decision-making technology more generally in a manner that complies with applicable laws and regulations and ethically in order to minimize unintended, harmful impact.
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
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any loss adjustment expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective, and speculative. Additionally, actuarial projections make no provision for the extraordinary future emergence of losses or types of losses not sufficiently represented in the historical data or which are not yet quantifiable. A number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, the limits and coverage of auto insurance carried by Dashers or otherwise generally offered with respect to personal auto insurance, fluctuations in healthcare costs, legislative and regulatory developments, judicial developments and unexpected events such as natural or human-made catastrophic disasters or negative publicity. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any loss adjustment expenses for current and historical periods. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in an increase to our net loss in the period in which the shortfall is determined and negatively impact our business, financial condition, and results of operations.
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
Several jurisdictions, including in the United States, have modified, or are considering modifying, their standards used to determine worker classification. For example, Proposition 22, which preserves flexibility for California Dashers, took effect in 2020. Jurisdictions that have passed or may pass laws protecting Dashers’ independent contractor status may impose new obligations that increase our costs. For example, certain provisions of Proposition 22 regarding compensation, along with certain other requirements, are applicable to us and Dashers in California. These provisions have increased our costs related to Dashers in California. To offset a portion of these increased costs, in certain circumstances we charge higher fees and commissions, which have resulted in, and in the future could result in, lower order volumes over time. Depending on whether and how much we choose to increase fees and commissions, these increased costs could also lead to a lower Adjusted EBITDA and earnings per share.

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
With the breadth of our geographic scope, the classification of Dashers that utilize our platform as independent contractors may be subject to challenge in other jurisdictions. In particular, through Wolt, we are subject to local regulations and challenges in Europe and Asia to the classification of Wolt courier partners as independent contractors. For example, on November 1, 2021, the Finnish Occupational Safety and Health Administration issued a decision which deemed that Wolt courier partners in Finland are in an employment relationship with Wolt, and that Wolt should be mandated to keep statutory records of Wolt courier partners' working hours. Although we appealed the decision and, in February 2024, the Administrative Court of Hämeenlinna issued a decision concluding that Wolt courier partners are not in an employment relationship with Wolt, this decision is subject to further appeal. We are, and may continue to be, subject to similar actions in other jurisdictions. In addition, other jurisdictions are considering changing the standards used to determine worker classification, which may impact the classification of Dashers using our platform. For example, the EU's Platform Work Directive, which entered into force in December 2024, requires EU member states to transpose its requirements to their national laws, including enacting new national laws for determining worker classification of platform workers, and may involve differing implementation by the various member states. Such EU-wide legislative reforms may adversely affect our ability to operate our current independent contractor model within the European Economic Area (the "EEA").
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
The on-demand local commerce industry and our business model are relatively nascent and rapidly evolving. We are or may become subject to a variety of laws in the United States and other jurisdictions, including those related to worker classification, Dasher pay and conditions of work, Dasher deactivations, insurance, merchant pricing and commissions, consumer fees, subscriptions, and taxes. Laws, regulations, and standards governing issues such as worker classification or our relationship with Dashers more generally (for example, those concerning Dasher pay and insurance requirements), labor and employment, anti-discrimination, food safety, alcoholic beverages and other highly regulated products, online payments, gratuities, merchant pricing and commissions, text messaging, membership products, intellectual property, data retention, privacy, data protection, data transfers and sharing, cybersecurity, consumer protection, consumer fees, antitrust, background checks, website and mobile application accessibility, environmental sustainability and related disclosures, and tax and other government-imposed fees are often complex, subject to change, and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between U.S. law and the laws of other countries, between U.S. state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies. For example, the scope and interpretation of the laws that are or may be applicable to the delivery of text messages are continuously evolving and developing and, in particular, the Telephone Consumer Protection Act restricts telemarketing and the use of automated SMS text messages without proper consent. This has resulted, and may in the future result, in civil claims against us.
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
In recent years, regulatory scrutiny of larger companies, technology companies, and companies engaged in dealings with independent contractors has increased. As a result, regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past in a manner adverse to our business, including by changing employment-related laws, mandating specific earnings standards or other requirements for Dashers, requiring businesses like ours to maintain specific auto insurance coverage, or by regulating or capping the commissions businesses like ours agree to with merchants or the fees that we may charge consumers. For example, in December 2023, a New York City rule mandating certain minimum earnings standards for certain food delivery workers took effect. In addition, some jurisdictions in which we operate have price control measures in effect on local commerce platforms. These price control measures, minimum earnings standards, and other regulations can increase the cost and complexity of operating, which has caused, and may in the future cause, us to increase the fees we charge to consumers. To the extent that price control measures, minimum earnings standards, or other regulations lead to an increase in the fees we charge to consumers, consumer demand for our services could be reduced, which would further harm our business and results of operations. In addition, certain jurisdictions may challenge or seek to regulate the way in which we categorize, disclose, or collect consumer fees on our platform. For example, the City of Chicago has challenged such fees as confusing or misleading to consumers.
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
We procure third-party insurance policies from a limited number of insurance providers to cover various operations-related risks, including auto liability, workers’ compensation, business interruptions, security and data breaches, crime, directors’ and officers’ liability, occupational accident liability for Dashers, and general business liabilities. For certain types of operations-related risks, we may not be able to, or may choose not to, acquire insurance. We may also choose to self-insure for certain types of claims or for certain claims below or above certain dollar amounts. Even if we do acquire insurance for our operations-related risks, we may not obtain enough insurance to adequately mitigate such risks, and we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. If any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make. In addition, if any of our insurance providers terminate their relationship with us or refuse to renew their relationships with us on commercially reasonable terms, we would be required to find alternate insurance providers and may not be able to secure similar terms or a suitable replacement in an acceptable time frame. Further, some of our agreements with merchants require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these merchant agreements and could be subject to additional liabilities as a result.
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
If we fail to or are alleged to fail to comply with applicable payment, payment processing, banking, anti-money laundering, and similar regulations as a result of our relationships with our third-party payment processors or the services that we offer to Dashers, we may be subject to claims and litigation, regulatory investigations and proceedings, civil or criminal penalties, fines, or higher transaction fees and may lose the ability to accept online payments or other payment card transactions or provide certain services to Dashers, which could make our platform less convenient and attractive to consumers and Dashers. We also rely on data provided by our payment service provider partners for financial statement reporting, and there could be inaccuracies and other errors in such data. If any of these events were to occur, our business, financial condition, and results of operations could be adversely affected. Additionally, these relationships require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks, and certain other banking or financial regulations. These networks and other applicable authorities could adopt new rules or regulations or interpret or re-interpret existing rules or regulations in ways that might prohibit us from providing certain services to some users or Dashers, be costly to implement, or difficult to follow. If we fail to comply with these rules or regulations, we may be subject to fines and higher transaction fees, lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments, or lose our ability to offer access to certain services that benefit Dashers, and our business, financial condition, and results of operations could be adversely affected. We have also agreed to reimburse our third-party payment processor for any reversals, chargebacks, and fines they are assessed by payment card networks if we violate these rules. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility, to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, and to require cash collateral for any outstanding letters of credit issued under the revolving credit facility. If the debt under our revolving credit facility were to be accelerated or such cash collateral were to be required, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of March 31, 2025, there were no revolving loans outstanding and $106 million in aggregate face amount of letters of credit issued under our revolving credit facility.
Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of March 31, 2025, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of LaunchPad, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 56% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to our initial public offering and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of March 31, 2025, our Co-Founders would collectively hold 65% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
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
As a result of our multi-class common stock structure and the Voting Agreement, our Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of March 31, 2025, and Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of Nasdaq. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of Nasdaq regarding corporate governance, including requirements that a majority of its board of directors consist of independent directors, a compensation committee be composed of independent directors, and that there is independent director oversight over the director nomination process.
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
In February 2025, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount of up to $5.0 billion. Under existing or any future share repurchase programs, we may make share repurchases through a variety of methods, including open share market purchases, block transactions, or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements, such as Delaware surplus and solvency tests, management discretion, and other relevant factors. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
January 1 - 31	—	$—	—	$876
February 1 - 28	—	$—	—	$5,000
March 1 - 31	—	$—	—	$5,000
Total	—		—

(1)In February 2025, our board of directors authorized the repurchase of up to $5.0 billion of our Class A common stock, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that we previously authorized in February 2024. In connection with this authorization, we have entered into a Rule 10b5-1 plan, which as of March 31, 2025 has resulted in no repurchases of our Class A common stock. Please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408:
On March 6, 2025, Andy Fang, our co-founder and Head of LaunchPad, through The AF Living Trust, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 300,000 shares of our Class A common stock held by The AF Living Trust. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 5, 2026, or earlier if all transactions under the trading arrangement are completed.

On March 7, 2025, Tia Sherringham, our General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 56,056 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2026, or earlier if all transactions under the trading arrangement are completed.

On March 7, 2025, Shona Brown, a member of our board of directors and our lead independent director, through the Shona L. Brown Living Trust, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 25,323 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 8, 2026, or earlier if all transactions under the trading arrangement are completed.

On March 8, 2025, Tony Xu, our co-founder and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 410,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 29, 2026, or earlier if all transactions under the trading arrangement are completed.

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
101
The following financial information from DoorDash, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.
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

DOORDASH, INC.

Date: May 7, 2025	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Ravi Inukonda
Ravi Inukonda
Chief Financial Officer
(Principal Financial Officer)