Form 10-Q
period 2025-06-30
DoorDash, Inc.
filed 2025-08-06
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The registrant had outstanding 402,361,247 shares of Class A common stock, 24,833,585 shares of Class B common stock, and no shares of Class C common stock as of July 31, 2025.

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
•our expectations regarding the timing, completion and expected benefits of the proposed acquisition of Deliveroo plc; and
•our ability to successfully integrate and realize the benefits of acquisitions, strategic partnerships, joint ventures, and investments.
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2024	June 30, 2025

Assets
Current assets:
Cash and cash equivalents	$4,019	$3,911
Restricted cash	190	2,750
Short-term marketable securities	1,322	1,088
Funds held at payment processors	436	322
Accounts receivable, net	732	840
Prepaid expenses and other current assets	687	824
Total current assets	7,386	9,735
Long-term marketable securities	835	725
Operating lease right-of-use assets	389	391
Property and equipment, net	778	906
Intangible assets, net	510	890
Goodwill	2,315	3,529
Other assets	632	774
Total assets	$12,845	$16,950
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$321	$345
Operating lease liabilities	68	78
Accrued expenses and other current liabilities	4,049	4,273
Total current liabilities	4,438	4,696
Operating lease liabilities	468	452
Convertible notes, net	—	2,721
Other liabilities	129	153
Total liabilities	5,035	8,022
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	7	5
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2024 and June 30, 2025, 393,816 and 402,006 Class A shares issued and outstanding as of December 31, 2024 and June 30, 2025, respectively; 200,000 Class B shares authorized as of December 31, 2024 and June 30, 2025, 25,861 and 24,909 Class B shares issued and outstanding as of December 31, 2024 and June 30, 2025, respectively; 2,000,000 Class C shares authorized as of December 31, 2024 and June 30, 2025, zero Class C shares issued and outstanding as of December 31, 2024 and June 30, 2025	—	—
Additional paid-in capital	13,165	13,439
Accumulated other comprehensive income (loss)	(107)	261
Accumulated deficit	(5,255)	(4,777)
Total stockholders’ equity	7,803	8,923
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$12,845	$16,950
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

Revenue	$2,630	$3,284	$5,143	$6,316
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,385	1,616	2,715	3,116
Sales and marketing	509	607	1,013	1,193
Research and development	303	351	582	657
General and administrative	494	388	813	720
Depreciation and amortization	140	159	282	311
Restructuring charges	—	—	—	1
Total costs and expenses	2,831	3,121	5,405	5,998
Income (loss) from operations	(201)	163	(262)	318
Interest income, net	49	49	94	98
Other income (expense), net	(5)	59	(7)	53
Income (loss) before income taxes	(157)	271	(175)	469
Provision for (benefit from) income taxes	1	(13)	8	(7)
Net income (loss) including redeemable non-controlling interests	(158)	284	(183)	476
Less: net loss attributable to redeemable non-controlling interests	(1)	(1)	(3)	(2)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(157)	$285	$(180)	$478
Net income (loss) per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	$(0.38)	$0.67	$(0.44)	$1.13
Diluted	$(0.38)	$0.65	$(0.44)	$1.09
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	410,482	425,113	407,982	423,278
Diluted	410,482	438,377	407,982	436,980
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

Net income (loss) including redeemable non-controlling interests	$(158)	$284	$(183)	$476
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	(23)	254	(93)	366
Change in unrealized gains and losses on marketable securities	(1)	—	(5)	2
Total other comprehensive income (loss)	(24)	254	(98)	368
Comprehensive income (loss) including redeemable non-controlling interests	(182)	538	(281)	844
Less: Comprehensive loss attributable to redeemable non-controlling interests	(1)	(1)	(3)	(2)
Comprehensive income (loss) attributable to DoorDash, Inc. common stockholders	$(181)	$539	$(278)	$846
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2023	$7	403,228	$—	$11,887	$(5,154)	$73	$6,806
Issuance of common stock upon settlement of restricted stock units	—	3,710	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,574	—	1	—	—	1
Stock-based compensation	—	—	—	289	—	—	289
Recognition of redeemable non-controlling interest upon additional capital investment	6	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(74)	(74)
Net income (loss)	(2)	—	—	—	(23)	—	(23)
Balances as of March 31, 2024	$11	408,512	—	$12,177	$(5,177)	$(1)	$6,999
Issuance of common stock upon settlement of restricted stock units	—	3,626	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,016	—	2	—	—	2
Stock-based compensation	—	—	—	344	—	—	344
Other comprehensive income (loss)	—	—	—	—	—	(24)	(24)
Repurchase and retirement of common stock	—	(14)	—	—	(2)	—	(2)
Net income (loss)	(1)	—	—	—	(157)	—	(157)
Balances as of June 30, 2024	$10	413,140	$—	$12,523	$(5,336)	$(25)	$7,162
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2024	$7	419,677	$—	$13,165	$(5,255)	$(107)	$7,803
Issuance of common stock upon settlement of restricted stock units	—	3,199	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	751	—	3	—	—	3
Stock-based compensation	—	—	—	276	—	—	276
Other comprehensive income (loss)	—	—	—	—	—	114	114
Net income (loss)	(1)	—	—	—	193	—	193
Balances as of March 31, 2025	$6	423,627	—	$13,444	$(5,062)	$7	$8,389
Issuance of common stock upon settlement of restricted stock units	—	2,848	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	440	—	2	—	—	2
Stock-based compensation	—	—	—	332	—	—	332
Other comprehensive income (loss)	—	—	—	—	—	254	254
Issuance of warrants	—	—	—	341	—	—	341
Purchase of convertible note hedges	—	—	—	(680)	—	—	(680)
Net income (loss)	(1)	—	—	—	285	—	285
Balances as of June 30, 2025	$5	426,915	$—	$13,439	$(4,777)	$261	$8,923
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2025

Cash flows from operating activities
Net income (loss) including redeemable non-controlling interests	$(183)	$476
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	282	311
Stock-based compensation	554	517
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	52	53
Office lease impairment expenses	83	7
Change in fair value of deal-contingent forward contract	—	(69)
Other	41	61
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Funds held at payment processors	(43)	128
Accounts receivable, net	(63)	(90)
Prepaid expenses and other current assets	(35)	(47)
Other assets	(81)	(142)
Accounts payable	(52)	25
Accrued expenses and other current liabilities	571	10
Payments for operating lease liabilities	(54)	(58)
Other liabilities	11	(43)
Net cash provided by operating activities	1,083	1,139
Cash flows from investing activities
Purchases of property and equipment	(40)	(140)
Capitalized software and website development costs	(105)	(150)
Purchases of marketable securities	(969)	(725)
Maturities of marketable securities	899	801
Sales of marketable securities	4	286
Acquisitions, net of cash acquired	—	(1,173)
Other investing activities	(8)	—
Net cash used in investing activities	(219)	(1,101)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	2,722
Proceeds from issuance of warrants	—	341
Purchase of convertible note hedges	—	(680)
Proceeds from exercise of stock options	3	5
Repurchase of common stock	(7)	—
Other financing activities	6	(10)
Net cash provided by financing activities	2	2,378
Foreign currency effect on cash, cash equivalents, and restricted cash	(18)	63
Net increase in cash, cash equivalents, and restricted cash	848	2,479
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	2,772	4,221
Cash, cash equivalents, and restricted cash, end of period	$3,620	$6,700
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$3,430	$3,911
Restricted cash	178	2,750
Long-term restricted cash included in other assets	12	39
Total cash, cash equivalents, and restricted cash	$3,620	$6,700
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$18	$41
Stock-based compensation included in capitalized software and website development costs	$79	$91
Deferred cash consideration for acquisitions	$—	$112
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
In addition to its Marketplaces, the Company offers its Commerce Platform, which is a suite of services that help merchants grow, run, and operate their businesses on their own channels. DoorDash Drive On-Demand and Wolt Drive (together, "Drive") are white-label delivery fulfillment services that generate the majority of revenue within the Company's Commerce Platform. In addition to Drive, the Company also provides software and services that help merchants establish online ordering, build branded mobile apps, manage reservations and tables, better connect with consumers through customer relationship management and marketing tools, enable tableside order and pay, and manage customer support.
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

Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the year ended December 31, 2024, except for the accounting policy noted below.
Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with ASC 815, "Derivatives and Hedging", which establishes accounting and reporting for derivative instruments, including economic hedges. Accordingly, any gains or losses related to the derivative instruments used as economic hedges are recognized in earnings. Cash flows are recorded in the same section as the cash flows of the related hedged item. Refer to Note 14 - "Derivative" for further information.
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
Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

United States	$2,318	$2,829	$4,540	$5,485
International(1)	312	455	603	831
Total revenue	$2,630	$3,284	$5,143	$6,316
(1) No individual country outside the United States represented 10% or more of total consolidated revenue for the periods presented.
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily composed of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the six months ended June 30, 2025 was as follows (in millions):

Six Months Ended June 30, 2025
Beginning balance	$396
Addition to contract liabilities	1,695
Reduction of contract liabilities(1)(2)	(1,670)
Ending balance	$421
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
(2) Included in the beginning balance of contract liabilities was $228 million associated with unearned prepayments received by the Company, of which $187 million was recognized as revenue during the six months ended June 30, 2025. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.
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

	Six Months Ended June 30,
	2024	2025

Beginning balance	$137	$157
Addition to deferred contract costs	40	54
Amortization of deferred contract costs	(28)	(36)
Ending balance	$149	$175
Deferred contract costs, current	$58	$72
Deferred contract costs, non-current	91	103
Total deferred contract costs	$149	$175
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Six Months Ended June 30,
	2024	2025

Beginning balance	$17	$22
Current-period provision for expected credit losses	5	7
Write-offs charged against the allowance	(4)	(1)
Ending balance	$18	$28
4. Acquisitions
SevenRooms Acquisition
On June 13, 2025, the Company completed the acquisition of 100 percent of the outstanding equity interests of SevenRooms Inc. (“SevenRooms”), which was accounted for under the acquisition method of accounting. The acquisition will enhance the Company's platform by equipping merchants with tools to manage reservations and tables, better connect with consumers through customer relationship management, and improve their marketing. The Company’s acquisition-related costs for the three and six months ended June 30, 2025 were $13 million. All costs were recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations during the period in which they were incurred. The acquisition date fair value of the consideration transferred for SevenRooms was $1,152 million, which consisted of the following (in millions):

Fair Value

Cash	$902
Deferred cash consideration	250
Total consideration	$1,152

As of June 30 2025, the Company had settled $162 million in deferred cash consideration, with $88 million remaining to be settled in future periods. For certain SevenRooms employees, a portion of their total consideration was held back subject to revesting. A total of $38 million of these employees’ holdback was included as part of the deferred cash consideration and the remaining $56 million represents compensation for post-combination services to be recognized over the service period.

The total purchase consideration of the SevenRooms acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The Company recorded $845 million of goodwill which represents the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to the assembled workforce of SevenRooms and anticipated synergies arising from potential future growth and an enhanced platform to help merchants serve their customers across all channels. The goodwill recorded in connection with the acquisition of SevenRooms is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimates, judgments and assumptions, and are considered preliminary pending finalization of the valuation analyses pertaining to assets acquired and liabilities assumed, which primarily relate to acquired intangible assets. The Company expects to finalize the allocation of the purchase price as soon as practicable, but no later than one year from the acquisition date when the measurement period ends.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date (in millions):

June 13, 2025

Current assets	$30
Intangible assets	362
Goodwill	845
Other non-current assets	2
Current liabilities	(62)
Deferred tax liability, net	(25)
Total	$1,152

The following table sets forth the components of intangible assets acquired (in millions) and their estimated useful lives as of the date of acquisition (in years):

	Estimated Useful Life	June 13, 2025

Existing technology	6	$137
Strategic customer relationships	14	165
Other customer relationships	7	54
Trade name	4	6
Total acquired intangible assets		$362

Existing technology represents the online and mobile SevenRooms platform for reservations, table management, and guest engagement. The customer relationships represent the fair value of the underlying relationships with its customers, including strategic customers such as global hotel chains and casino resorts, and small and mid-size businesses. The estimated fair values of the developed technology and trade name were determined using the relief-from royalty method of the income approach. The estimated fair values of the customer relationships were determined using the multi-period excess earnings method of the income approach. The Company expects to amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.

From the date of acquisition through June 30, 2025, revenue and net loss attributable to SevenRooms, included in the Company’s condensed consolidated statements of operations was not material. The pro forma information has not been presented as such information is also not material to the Company for the periods presented.
Symbiosys Acquisition
On May 28, 2025, the Company acquired Symbiosys Corp. (“Symbiosys”), a retail media platform company, to expand offsite advertising capabilities. The acquisition was accounted for under the acquisition method of accounting.
The acquisition date fair value of the purchase consideration was $121 million, which consisted of the following (in millions):

Fair Value

Cash	$89
Deferred cash consideration	29
Fair value of previously held equity interest	3
Total purchase consideration	$121

As of June 30 2025, the Company had settled $5 million in deferred cash consideration, with $24 million remaining to be settled in future periods. For certain Symbiosys employees, a portion of their total consideration was restricted subject to vesting over various service periods. A total of $14 million of these employees’ consideration was included as part of the deferred cash consideration and the remaining $53 million represents compensation for post-combination services to be recognized over their respective service periods.

The total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values as of the date of acquisition. The excess of the purchase consideration over the net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the anticipated synergies from the planned expansion into additional digital channels to extend the breadth of the Company’s marketing channels. The goodwill recorded in connection with the acquisition of Symbiosys is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimates, judgments and assumptions, and are considered preliminary pending finalization of the valuation analyses pertaining to assets acquired and liabilities assumed, which primarily relate to acquired intangible assets. The measurement period will end no later than one-year from the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

May 28, 2025

Current assets	$7
Intangible assets	19
Goodwill	102
Current liabilities	(5)
Other liabilities	(2)
Total	$121

The intangible assets acquired consisted of existing technology of $17 million and customer relationships of $2 million, which had estimated useful lives of 4 and 3 years as of the date of the acquisition, respectively.

The acquisition was not material to the Company for the periods presented and therefore, pro forma information has not been presented.
Other Acquisition
During the three months ended March 31, 2025, the Company acquired a company, which was accounted for under the acquisition method of accounting. The total purchase consideration was approximately $28 million, which was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the acquisition date. Intangible assets acquired were primarily composed of customer relationships and vendor relationships.

Additionally, the Company recorded $21 million of goodwill, which represented the excess of the purchase price over the net assets acquired.
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the six months ended June 30, 2025 were as follows (in millions):

Total

Balance as of December 31, 2024	$2,315
Goodwill measurement period adjustment	(1)
Acquisitions	968
Effects of foreign currency translation	247
Balance as of June 30, 2025	$3,529
Intangible assets, net consisted of the following as of December 31, 2024 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	3.3	$232	$(142)	$90
Merchant relationships	8.3	286	(82)	204
Customer relationships	0.4	116	(101)	15
Trade name and trademarks	7.4	269	(75)	194
Assembled workforce in asset acquisition	2.2	10	(3)	7
Balance as of December 31, 2024		$913	$(403)	$510
Intangible assets, net consisted of the following as of June 30, 2025 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	4.7	$404	$(167)	$237
Merchant relationships	7.9	321	(105)	216
Customer relationships	12.1	352	(130)	222
Trade name and trademarks	6.8	308	(99)	209
Assembled workforce in asset acquisitions	1.8	10	(4)	6
Balance as of June 30, 2025		$1,395	$(505)	$890
Amortization expense associated with intangible assets was $31 million and $32 million for the three months ended June 30, 2024 and 2025, respectively. Amortization expense associated with intangible assets was $62 million and $63 million for the six months ended June 30, 2024 and 2025, respectively.
The estimated future amortization expense of intangible assets as of June 30, 2025 is as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2025	$70
2026	140
2027	135
2028	117
2029	101
Thereafter	327
Total estimated future amortization expense	$890

6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$2,272	$—	$—	$2,272
Commercial paper	—	5	—	5
U.S. Treasury securities	—	15	—	15
Short-term marketable securities
Certificates of deposit	—	39	—	39
Commercial paper	—	76	—	76
Corporate bonds	—	509	—	509
U.S. government agency securities	—	33	—	33
U.S. Treasury securities	—	612	—	612
Mutual funds	53	—	—	53
Long-term marketable securities
Commercial paper	—	2	—	2
Corporate bonds	—	420	—	420
U.S. government agency securities	—	74	—	74
U.S. Treasury securities	—	339	—	339
Total	$2,325	$2,124	$—	$4,449

	June 30, 2025
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$2,556	$—	$—	$2,556
Certificates of deposit		2	—	2
Short-term marketable securities
Certificates of deposit	—	44	—	44
Commercial paper	—	44	—	44
Corporate bonds	—	496	—	496
U.S. government agency securities	—	32	—	32
U.S. Treasury securities	—	442	—	442
Mutual funds	30	—	—	30
Long-term marketable securities
Corporate bonds	—	389	—	389
U.S. government agency securities	—	104	—	104
U.S. Treasury securities	—	232	—	232
Prepaid expenses and other current assets
Deal-contingent forward	—	—	69	69
Total	$2,586	$1,785	$69	$4,440

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

The fair value of the Company’s Level 3 Deal-Contingent Forward (as defined in Note 14 - "Derivative") was determined by comparing the contractual foreign exchange rates to forward market rates for various future dates, probability weighted for the likelihood and timing of when the related acquisition is anticipated to close and discounted to the valuation date.

The lowest level of inputs used that were significant in determining the fair value were considered Level 3 inputs. See Note 14 - "Derivative" for further information on the Deal-Contingent Forward.

The fair value of the 2030 Notes (as defined in Note 8 - "Convertible Notes, Net") was determined based on the quote price in markets that are not active, which is considered a Level 2 valuation input. Refer to Note 8 - "Convertible Notes, Net" for the carrying amount and fair value of the 2030 Notes.
Assets Measured at Fair Value on a Non-Recurring Basis
The Company’s non-marketable equity securities accounted for using the measurement alternative are recorded at fair value on a non-recurring basis. When indicators of impairment exist or observable price changes in a same or similar security from the same issuer occur, the respective non-marketable equity security would be classified within Level 3 of the fair value hierarchy because the valuation methods include a combination of the observable transaction price at the transaction date and other unobservable inputs. Non-marketable equity securities are recorded in other assets on the condensed consolidated balance sheets.
In the three and six months ended June 30, 2024 and 2025, the Company did not record any material upward or downward adjustments or impairments on its non-marketable equity securities.
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2024 and June 30, 2025, including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other income (expense), net in the condensed consolidated statements of operations during the period in which they were incurred (in millions):

	December 31, 2024	June 30, 2025
Initial cost basis	$450	$451
Upward adjustments	11	11
Downward adjustments (including impairment)	(419)	(421)
Total carrying value at the end of reporting period	$42	$41

7. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2024
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$2,272	$—	$—	$2,272
Commercial paper	5	—	—	5
U.S. Treasury securities	15	—	—	15
Short-term marketable securities
Certificates of deposit	39	—	—	39
Commercial paper	76	—	—	76
Corporate bonds	508	1	—	509
U.S. government agency securities	33	—	—	33
U.S. Treasury securities	611	1	—	612
Mutual funds	53	—	—	53
Long-term marketable securities
Commercial paper	2	—	—	2
Corporate bonds	420	1	(1)	420
U.S. government agency securities	74	—	—	74
U.S. Treasury securities	340	—	(1)	339
Total	$4,448	$3	$(2)	$4,449

	June 30, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$2,556	$—	$—	$2,556
Certificates of deposit	2	—	—	2
Short-term marketable securities
Certificates of deposit	44	—	—	44
Commercial paper	44	—	—	44
Corporate bonds	495	1	—	496
U.S. government agency securities	32	—	—	32
U.S. Treasury securities	442	—	—	442
Mutual funds	30	—	—	30
Long-term marketable securities
Corporate bonds	388	1	—	389
U.S. government agency securities	104	—	—	104
U.S. Treasury securities	231	1	—	232
Total	$4,368	$3	$—	$4,371
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2024, and June 30, 2025.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	December 31, 2024	June 30, 2025

Prepaid expenses	$237	$212
Deferred contract costs	64	72
Other receivable	133	154
Other current assets	253	386
Total	$687	$824
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2024	June 30, 2025

Equipment for merchants	$190	$248
Computer equipment and software	96	111
Capitalized software and website development costs	1,339	1,589
Leasehold improvements	211	233
Office equipment	77	100
Construction in progress	61	62
Total	1,974	2,343
Less: Accumulated depreciation and amortization	(1,196)	(1,437)
Property and equipment, net	$778	$906
Depreciation expenses were $31 million and $33 million for the three months ended June 30, 2024 and 2025, respectively. Depreciation expenses were $63 million and $67 million for the six months ended June 30, 2024 and 2025, respectively.
The Company capitalized $94 million and $136 million in capitalized software and website development costs during the three months ended June 30, 2024 and 2025, respectively. The Company capitalized $182 million and $250 million in capitalized software and website development costs during the six months ended June 30, 2024 and 2025, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $78 million and $94 million for the three months ended June 30, 2024 and 2025, respectively. Amortization of capitalized software and website development costs was $157 million and $181 million for the six months ended June 30, 2024 and 2025, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2024	June 30, 2025

Litigation reserves	$160	$190
Sales tax payable and accrued sales and indirect taxes	337	361
Accrued operations related expenses	446	488
Accrued advertising	142	133
Dasher and merchant payable	1,136	1,018
Insurance reserves	1,049	1,112
Contract liabilities	396	421
Other	383	550
Total	$4,049	$4,273

8. Convertible Notes, Net

2030 Notes

In May 2025, the Company issued $2.75 billion aggregate principal amount of 0% Convertible Senior Notes due 2030 (the “2030 Notes”). The total proceeds from the issuance of the 2030 Notes, net of debt issuance costs, were approximately $2.72 billion.

The 2030 Notes are senior, unsecured obligations of the Company and will mature on May 15, 2030, unless earlier repurchased, redeemed, or converted, and are governed by the terms of an indenture (the "Indenture"), dated as of May 30, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes do not bear regular cash interest. Special interest and additional interest, if any, may accrue on the 2030 Notes at a combined rate per annum not exceeding 0.50% upon the occurrence of certain events relating to the failure to file certain reports with the SEC or to remove certain restrictive legends from the 2030 Notes.

Holders of the 2030 Notes may convert all or any portion of their 2030 Notes at their option prior to November 15, 2029, under the following circumstances:

a.during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ending on September 30, 2025, if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
b.during the 5 consecutive business days after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the 2030 Notes for each trading day of such 10-day period was less than 98% of the product of the last reported sale price per share of the Company’s Class A common stock and the conversion rate on each such trading day; or
c.upon the occurrence of specified corporate events or distributions on the Company’s Class A common stock, in each case, as set forth in the Indenture.

Holders of the 2030 Notes may also convert their 2030 Notes (i) if the Company calls such 2030 Notes for redemption; and (ii) at any time on or after November 15, 2029 until the close of business on the second scheduled trading day immediately before the maturity date.

Upon conversion of any 2030 Notes, the conversion value will be paid in cash up to at least the principal amount of the 2030 Notes being converted. Any amount of the conversion value in excess of the principal portion of such 2030 Notes may be settled in cash or shares of the Company’s Class A common stock, or a combination thereof, at the Company’s option. The 2030 Notes are convertible at an initial conversion rate of 3.425 shares of the Company's Class A common stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately $291.97 per share of the Company's Class A common stock. The conversion rate may be subject to certain anti-dilution adjustments and/or a make-whole adjustment upon the occurrence of specified events set forth in the Indenture. As of June 30, 2025, there have been no changes to the initial conversion price of the 2030 Notes since the issuance date.

Based on the closing price of the Company’s Class A common stock of $246.51 on the last trading day of the quarter, the if-converted value of the 2030 Notes did not exceed the principal value of the 2030 Notes as of June 30, 2025.

The Company may not redeem the notes prior to May 20, 2028. The 2030 Notes will be redeemable, in whole or in part (subject to certain limitations set forth in the Indenture), for cash, at the Company’s option, on or after May 20, 2028 and on or before the 20th scheduled trading day immediately before the maturity date, but only if (i) the 2030 Notes are “Freely Tradable” (as defined in the Indenture), and all accrued and unpaid additional interest, if any, has been paid as of the date the Company sends the related redemption notice and (ii) the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price on each of at least 20 trading days (whether or not consecutive) including the last trading day, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends such redemption notice. The redemption price will be equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date. In addition, calling any 2030 Note for redemption will constitute a "Make-Whole Fundamental Change" (as defined in the Indenture) with respect to such 2030 Note, in which case the conversion rate applicable to the conversion of such 2030 Note will be increased in certain circumstances if it is converted after it is called for redemption.

If the Company undergoes a “Fundamental Change” (as defined in the Indenture), then holders of the 2030 Notes may require the Company to repurchase for cash all or any portion of their 2030 Notes at a repurchase price equal to 100% of the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the fundamental change repurchase date.

The Indenture contains customary events of default and limited covenants. No sinking fund is required to be provided for the 2030 Notes.

As of June 30, 2025, none of the conditions described in the paragraphs above relating to convertibility or mandatory redemption were met. Therefore, the 2030 Notes are classified as long-term debt.

The net carrying value, net of the 2030 Notes consisted of the following as of June 30, 2025 (in millions):

June 30, 2025
Principal	$2,750
Less: debt issuance costs, net of amortization	(29)
Carrying value, net	$2,721

The effective interest rate of the 2030 Notes is 0.22% per annum. The fair value of the 2030 Notes was $3.0 billion as of June 30, 2025 and was determined based on the quote price in markets that are not active, which is considered a Level 2 valuation input.

2030 Note Hedges and Warrant Transactions

In May 2025, in connection with the offering of the 2030 Notes, the Company entered into privately negotiated convertible note hedge transactions whereby the Company has the option to purchase an initial total of approximately 9.4 million shares of its Class A common stock at an initial strike price of approximately $291.97 per share (the “Note Hedges”). The total cost of the Note Hedges was approximately $680 million.

In addition, the Company sold warrants whereby the holders of the warrants have the option to purchase an initial total of approximately 9.4 million shares of the Company’s Class A common stock at an initial strike price of $512.225 per share (the “Warrants”). The Company received approximately $341 million in cash proceeds from the sale of the Warrants.

Both the number of shares underlying the Note Hedges and the Warrants and the strike prices of the instruments are subject to customary anti-dilution adjustments. The Note Hedges are expected generally to reduce potential dilution to the Company's Class A common stock upon the conversion of any 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of any converted 2030 Notes, as the case may be, to the extent the market price per share of the Company’s Class A common stock exceeds the then-applicable strike price of the Note Hedges. The Warrants may separately have a dilutive effect with respect to the Company’s Class A common stock to the extent the market price per share of the Company’s Class A common stock exceeds the then-applicable strike price of the Warrants, unless the Company elects, subject to certain conditions, to settle the Warrants in cash.

The Note Hedges and the Warrants are equity-classified instruments as a result of being indexed to the Company’s Class A common stock and meeting equity classification criteria, and the instruments will not be remeasured in subsequent periods as long as they continue to meet these accounting criteria. The net cost of approximately $339 million for the purchase of the Note Hedges and sale of the Warrants was recorded as a reduction to additional paid-in capital in the Company’s condensed consolidated balance sheets.
9. Commitments and Contingencies
Legal Proceedings
From time to time, the Company is a party to litigation and subject to claims incidental to its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of ongoing matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources, and other factors. At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable, requiring recognition of a loss accrual, or whether the potential loss is reasonably possible, requiring potential disclosure. Legal fees are expensed as incurred.
The Company is currently the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay models, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers' compensation insurance, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, the Company has recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2025. The results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on the Company's business, financial condition, and results of operations.
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
The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications was recorded as of December 31, 2024 and June 30, 2025.

Insurance Collateral
The Company is required to maintain $692 million in collateral in connection with certain insurance policies, which can be held in a combination of cash, surety bonds, and letters of credit. As of June 30, 2025, the Company had $692 million of collateral outstanding in the form of surety bonds and letters of credit in connection with the insurance collateral requirement.
Revolving Credit Facility and Letters of Credit
In November 2019, the Company entered into a revolving credit and guaranty agreement, which, as most recently amended and restated on April 26, 2024, provides for an unsecured revolving credit facility of up to $800 million, with a letter of credit sublimit of $600 million, maturing on April 26, 2029. Loans under the revolving credit facility bear interest at the Company’s option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted term Secured Overnight Financing Rate (“SOFR”) for a one-month interest period plus 1.00%, or (ii) an adjusted SOFR (based on an interest period of one, three, or six months) plus a margin equal to 1.00%. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee of 0.10%. The Company's obligations under the revolving credit facility are guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. The credit agreement contains customary affirmative covenants and customary negative covenants that restrict the Company's ability and its subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, declare cash dividends or make certain other distributions, repurchase stock, merge or consolidate with other companies or sell substantially all of the assets of the Company and its subsidiaries, taken as a whole, make investments and loans, and engage in certain transactions with affiliates. The Company must also maintain compliance with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the credit agreement.
As of December 31, 2024 and June 30, 2025, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2024 and June 30, 2025, no revolving loans were outstanding under the credit facility.
In addition to the letters of credit maintained in connection with the insurance collateral requirement, the Company also maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2024 and June 30, 2025, the Company had $141 million and $78 million of issued letters of credit outstanding, respectively, of which $112 million and $42 million, respectively, were issued from the revolving credit and guaranty agreement.
Deliveroo Transaction
On May 6, 2025, the Company issued an announcement (the “Rule 2.7 Announcement”) pursuant to Rule 2.7 of the UK City Code on Takeovers and Mergers (the "Code"), disclosing that the board of directors of the Company and the board of directors of Deliveroo plc, a company incorporated in England and Wales (“Deliveroo”), had reached agreement on the terms of a recommended final cash offer by the Company for the entire issued and to be issued share capital of Deliveroo (the "Deliveroo Transaction"). Deliveroo has built one of the leading local commerce platforms across its key geographies, primarily in Europe and the Middle East, all complementary to the Company’s current footprint. The proposed purchase price is 180 pence per Deliveroo share in cash, which equates to an equity value of approximately £2.8 billion. On June 16, 2025, Deliveroo shareholders approved the Deliveroo Transaction. The transaction is expected to close during the fourth quarter of 2025, subject to certain regulatory approvals and other customary closing conditions.
Escrow Agreement
In connection with the Deliveroo Transaction and prior to the Rule 2.7 Announcement, the Company, JPMorgan Chase Bank, N.A., as escrow agent (the “Escrow Agent”), and J.P. Morgan Securities plc entered into an Escrow Agreement (the “Escrow Agreement”). Pursuant to the Escrow Agreement, the Company deposited in escrow an amount in cash with the Escrow Agent in order to partially fund the cash consideration payable by the Company in connection with the Deliveroo Transaction and to satisfy certain requirements pursuant to the Code to evidence certainty of funding for the Deliveroo Transaction (such requirements, the "Cash Confirmation Requirements"), which may be converted from United States Dollars into Pounds Sterling (“GBP”) pursuant to the Deal-Contingent Forward (as defined below) entered into by the Company. Cash held in escrow under the Escrow Agreement is recorded as restricted cash on the condensed consolidated balance sheets and totaled $2.5 billion as of June 30, 2025, inclusive of the Additional Cash Deposit (as defined below).
Bridge Term Loan Credit and Guaranty Agreement

In connection with the Deliveroo Transaction, the Company entered into a Bridge Term Loan Credit and Guaranty Agreement (the “Bridge Credit Agreement”) with J.P. Morgan Chase Bank, N.A. on May 6, 2025 to provide the Company certain borrowings in an aggregate amount of up to $2.85 billion, consisting of (i) $1.50 billion of tranche A commitments (the "Tranche A Commitments") and (ii) $1.35 billion of tranche B commitments (the "Tranche B Commitments"). To the extent any borrowings were made under the Bridge Credit Agreement, such loans would mature 364 days after the closing date of the Deliveroo Transaction and would bear interest, at the Company’s option, at a per annum rate equal to (i) the base rate or (ii) an adjusted SOFR, in each case, plus a specified spread determined based on the Company’s senior, unsecured debt ratings. The Company was also obligated under the Bridge Credit Agreement to pay customary administration fees, syndication fees, commitment fees, ticking fees, and duration fees for a credit facility of this size and type. As of June 30, 2025, no loans were outstanding under the Bridge Credit Agreement.
Pursuant to the terms of the Bridge Credit Agreement and effective as of June 10, 2025, the Tranche A Commitments were automatically reduced in full and terminated. Concurrently with the termination of the Tranche A Commitments, the Company deposited an additional $1.5 billion of cash in escrow under the Escrow Agreement in order to maintain satisfaction of the Cash Confirmation Requirements (the "Additional Cash Deposit").
Subsequent to June 30, 2025, the Company voluntarily reduced in full and terminated the Tranche B Commitments and the Bridge Credit Agreement was terminated in accordance with its terms. See Note 15 - "Subsequent Events" for further information.
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
10. Common Stock
Share Repurchase Program
In February 2025, the Company announced the authorization of a share repurchase program for the repurchase of shares of its Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that was previously announced by the Company in February 2024. During the six months ended June 30, 2025, the Company did not repurchase any shares of its Class A common stock under the share repurchase program.
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
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested restricted stock as of December 31, 2024	92
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested restricted stock as of June 30, 2025	92

Stock Award Activities
A summary of stock option activity under the 2014 Equity Incentive Plan, 2020 Equity Incentive Plan, and 2022 Inducement Equity Incentive Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2024	4,516	$5.72	3.18	$732
Granted	—	$—
Exercised	(1,191)	$4.17		$220
Cancelled and forfeited	—	$—
Balance as of June 30, 2025	3,325	$6.27	2.82	$799
Exercisable as of June 30, 2025	3,204	$6.35	2.87	$770
Vested and expected to vest as of June 30, 2025	3,325	$6.27	2.82	$799
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2024 and 2025 was $302 million and $220 million, respectively. There were no stock options granted during the six months ended June 30, 2024 and 2025.
A summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested RSUs as of December 31, 2024	29,535		$4,955
Granted	7,113	$181.45
Vested	(527)	$58.07
Vested and settled	(6,041)	$98.38
Forfeited	(1,224)	$101.53
Unvested RSUs as of June 30, 2025	28,856		$7,113
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the six months ended June 30, 2024 and 2025 was $123.00 and $181.45, respectively.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

Cost of revenue, exclusive of depreciation and amortization	$41	$37	$73	$70
Sales and marketing	32	33	57	59
Research and development	140	141	253	257
General and administrative	89	71	171	131
Total stock-based compensation expense	$302	$282	$554	$517
As of June 30, 2025, there was $2 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.53 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 performance-based RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. During the six months ended June 30, 2025, the first tranche of the CEO Performance Award, representing 518,950 shares, vested upon achievement of the first stock price target of $187.60, measured over a consecutive 180-day period. Settlement of these vested shares is expected to be on the next company vesting date. As of June 30, 2025, there was no remaining unrecognized stock-based compensation expense related to the CEO Performance Award.
As of June 30, 2025, there was $2.2 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs. The Company expects to recognize this expense over the remaining weighted-average period of 2.37 years.
11. Income Taxes
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
The Company recorded $1 million of provision for income taxes and $13 million of benefit from income taxes for the three months ended June 30, 2024 and 2025, respectively. The Company recorded $8 million of provision for income taxes and $7 million of benefit from incomes taxes for the six months ended June 30, 2024 and 2025, respectively. The provision for income taxes for 2024 was primarily attributable to pre-tax book income in the U.S. resulting in federal and state income taxes. The benefit from income taxes for 2025 was primarily attributable to a one-time tax benefit from the release of a portion of the U.S. valuation allowance in connection with the acquisitions that occurred during the year, offset by federal and state income taxes resulting from pre-tax book income in the U.S.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of June 30, 2025, the Company maintains a full valuation allowance on its net deferred tax assets except for certain foreign jurisdictions.
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
12. Net Income (Loss) per Share Attributable to DoorDash, Inc. Common Stockholders
The Company computes net income (loss) per share attributable to DoorDash, Inc. common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses. The computation of diluted net income per share of Class A common stock for the three and six months ended June 30, 2025 does not assume the conversion of Class B common stock to Class A common stock because including such shares would have an anti-dilutive effect.
The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders during the periods presented. RSUs that have vested but not yet settled are included in the denominator in calculating basic and diluted net income (loss) per share (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2025		2024		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Basic net income (loss) per share
Numerator
Net income (loss) including redeemable non-controlling interests	(148)	(10)	267	17	(171)	(12)	448	28
Less: Net loss attributable to redeemable non-controlling interests	(1)	—	(1)	—	(3)	—	(2)	—
Net income (loss) attributable to DoorDash, Inc. common stockholders	(147)	(10)	268	17	(168)	(12)	450	28
Denominator
Weighted-average number of shares outstanding used to compute basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	383,316	27,166	400,108	25,005	380,778	27,204	398,041	25,237
Basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	$(0.38)	$(0.38)	$0.67	$0.67	$(0.44)	$(0.44)	$1.13	$1.13

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2025		2024		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Diluted net income (loss) per share
Numerator
Net income (loss) attributable to DoorDash, Inc. common stockholders	(147)	(10)	268	17	(168)	(12)	450	28
Denominator
Weighted-average number of shares outstanding used to compute basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	383,316	27,166	400,108	25,005	380,778	27,204	398,041	25,237
Weighted-average effect of potentially dilutive securities	—	—	13,264	—	—	—	13,702	—
Weighted-average number of shares outstanding used to compute diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders	383,316	27,166	413,372	25,005	380,778	27,204	411,743	25,237
Diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders	$(0.38)	$(0.38)	$0.65	$0.65	$(0.44)	$(0.44)	$1.09	$1.09

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including such shares would have an anti-dilutive effect, or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Stock options to purchase common stock	6,430	—	6,430	—
Unvested restricted stock and restricted stock units	35,585	10,102	35,585	10,345
Escrow shares	72	72	72	72
Convertible notes	—	3,312	—	1,665
Warrants related to the issuance of convertible notes	—	3,312	—	1,665
Total	42,087	16,798	42,087	13,747
13. Segment Reporting
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025

Revenue	$2,630	$3,284	$5,143	$6,316
Less:
Depreciation and amortization	140	159	282	311
Stock-based compensation	302	282	554	517
Cost of revenue*	1,344	1,579	2,642	3,046
Sales and marketing*	477	574	956	1,134
Research and development*	163	210	329	400
General and administrative*	405	317	642	589
Restructuring charges*	—	—	—	1
Total costs and expenses	2,831	3,121	5,405	5,998
Income (loss) from operations	(201)	163	(262)	318
Interest income, net	49	49	94	98
Other income (expense), net	(5)	59	(7)	53
Income (loss) before income taxes	(157)	271	(175)	469
Provision for (benefit from) income taxes	1	(13)	8	(7)
Net income (loss) including redeemable non-controlling interests	(158)	284	(183)	476
Net loss attributable to redeemable non-controlling interests	(1)	(1)	(3)	(2)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(157)	$285	$(180)	$478
*Exclusive of stock-based compensation and depreciation and amortization shown separately.
14. Derivative

In connection with the proposed acquisition of Deliveroo, the Company entered into a deal-contingent foreign exchange forward transaction with Bank of America, N.A. (the "Deal-Contingent Forward") on May 6, 2025 to manage the risk of variability in foreign exchange rates related to the GBP-denominated purchase price. The Deal-Contingent Forward has a notional amount of approximately £2.8 billion and is deliverable, with a variable forward rate, and settlement is contingent upon the successful closing of the transaction. Although the Deal-Contingent Forward is an effective economic hedge, it does not qualify for hedge accounting.

The fair value of the Deal-Contingent Forward at June 30, 2025 was $69 million, recorded in Prepaid expenses and other current assets on the condensed consolidated balance sheets and an unrealized gain of $69 million was recognized during the three and six months ended June 30, 2025, reported in other income (expense), net in the condensed consolidated statements of operations.

The Deal-Contingent Forward is classified as a Level 3 instrument within the fair value hierarchy. See Note 6 - "Fair Value Measurements" for further information on the fair value measurement.
15. Subsequent Events
On July 15, 2025, the Company voluntarily reduced in full and terminated the Tranche B Commitments under the Bridge Credit Agreement. After giving effect to such reduction, no commitments remained outstanding under the Bridge Credit Agreement and the Bridge Credit Agreement was terminated in accordance with its terms. Concurrently with the termination of the Tranche B Commitments, the Company deposited an additional $1.32 billion of cash in escrow under the Escrow Agreement in order to maintain satisfaction of the Cash Confirmation Requirements.

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
In addition to our Marketplaces, we offer our Commerce Platform, which is a suite of services that help merchants grow, run, and operate their businesses on their own channels. DoorDash Drive On-Demand and Wolt Drive (together, "Drive") are white-label delivery fulfillment services that generate the majority of revenue within our Commerce Platform. In addition to Drive, we also provide software and services that help merchants establish online ordering, build branded mobile apps, manage reservations and tables, better connect with consumers through customer relationship management and marketing tools, enable tableside order and pay, and manage customer support.

Financial and Operational Highlights
We use the following financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended June 30,
(in millions, except percentages)	2024	2025

Total Orders	635	761
Total Orders Y/Y growth	19%	20%
Marketplace GOV	$19,711	$24,244
Marketplace GOV Y/Y growth	20%	23%
Revenue	$2,630	$3,284
Revenue Y/Y growth	23%	25%
Net Revenue Margin	13.3%	13.5%
GAAP gross profit	$1,195	$1,608
GAAP gross profit as a % of Marketplace GOV	6.1%	6.6%
Contribution Profit(1)	$825	$1,147
Contribution Profit as a % of Marketplace GOV	4.2%	4.7%
GAAP net income (loss) attributable to DoorDash, Inc. common stockholders	$(157)	$285
GAAP net income (loss) attributable to DoorDash, Inc. common stockholders as a % of Marketplace GOV	(0.8)%	1.2%
Adjusted EBITDA(1)	$430	$655
Adjusted EBITDA as a % of Marketplace GOV	2.2%	2.7%
Weighted-average diluted shares outstanding	410	438
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
In the second quarter of 2025, Total Orders increased to 761 million, or 20% growth compared to the same quarter of 2024. The increase in Total Orders was driven primarily by growth in consumers and growth in average consumer engagement.
Marketplace GOV. We define Marketplace GOV as the total dollar value of orders completed on our Marketplaces, including taxes, tips2, and any applicable consumer fees, including membership fees related to DashPass and Wolt+. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants, for orders fulfilled through our Commerce Platform.
In the second quarter of 2025, Marketplace GOV increased to $24.2 billion, or 23% growth compared to the same quarter of 2024, driven primarily by growth in Total Orders.
Net Revenue Margin. We define Net Revenue Margin as revenue expressed as a percentage of Marketplace GOV.
In the second quarter of 2025, Net Revenue Margin increased to 13.5% from 13.3% in the same quarter of 2024, primarily due to improved logistics efficiency, increasing contribution from advertising revenue, and a reduction in credits and refunds as a percentage of Marketplace GOV. These factors were partially offset by a shift in volume to categories with lower Net Revenue Margins.
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
2 Dashers receive 100% of tips

We use Contribution Profit to evaluate our operating performance and trends. We believe that Contribution Profit is a useful indicator of the economic impact of orders fulfilled through DoorDash as it takes into account the direct expenses associated with generating and fulfilling orders.
In the second quarter of 2025, Contribution Profit increased to $1.1 billion, compared to $825 million in the same quarter of 2024, driven primarily by growth in revenue, partially offset by increases in cost of revenue and sales and marketing expenses.
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
In the second quarter of 2025, Adjusted EBITDA increased to $655 million from $430 million in the same quarter of 2024, driven primarily by growth in Contribution Profit, partially offset by increases in adjusted research and development expense and adjusted general and administrative expense.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
In the second quarter of 2025, we generated net cash provided by operating activities of $504 million and Free Cash Flow of $355 million, down from $530 million and $451 million, respectively in the same quarter of 2024. Among other factors, Free Cash Flow in the second quarter of 2025 was negatively impacted by timing of working capital, which we expect to act as a benefit to Free Cash Flow in the second half of 2025.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025

Revenue	$2,630	$3,284	$5,143	$6,316
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,385	1,616	2,715	3,116
Sales and marketing	509	607	1,013	1,193
Research and development	303	351	582	657
General and administrative	494	388	813	720
Depreciation and amortization(2)	140	159	282	311
Restructuring charges	—	—	—	1
Total costs and expenses	2,831	3,121	5,405	5,998
Income (loss) from operations	(201)	163	(262)	318
Interest income, net	49	49	94	98
Other income (expense), net	(5)	59	(7)	53
Income (loss) before income taxes	(157)	271	(175)	469
Provision for (benefit from) income taxes	1	(13)	8	(7)
Net income (loss) including redeemable non-controlling interests	(158)	284	(183)	476
Less: net loss attributable to redeemable non-controlling interests	(1)	(1)	(3)	(2)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(157)	$285	$(180)	$478
(1)Costs and expenses included stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025

Cost of revenue, exclusive of depreciation and amortization	$41	$37	$73	$70
Sales and marketing	32	33	57	59
Research and development	140	141	253	257
General and administrative	89	71	171	131
Total stock-based compensation expense	$302	$282	$554	$517
(2)Depreciation and amortization related to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025

Cost of revenue	$50	$60	$104	$114
Sales and marketing	30	28	60	56
Research and development	55	65	108	130
General and administrative	5	6	10	11
Total depreciation and amortization	$140	$159	$282	$311

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2025	2024	2025
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	53%	49%	53%	49%
Sales and marketing	19%	18%	20%	19%
Research and development	12%	11%	11%	10%
General and administrative	19%	12%	16%	11%
Depreciation and amortization	5%	5%	5%	5%
Restructuring charges	—%	—%	—%	—%
Total costs and expenses	108%	95%	105%	94%
Income (loss) from operations	(8)%	5%	(5)%	6%
Interest income, net	2%	1%	2%	2%
Other income (expense), net	—%	2%	—%	1%
Income (loss) before income taxes	(6)%	8%	(3)%	9%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net income (loss) including redeemable non-controlling interests	(6)%	8%	(3)%	9%
Less: net loss attributable to redeemable non-controlling interests	—%	—%	—%	—%
Net income (loss) attributable to DoorDash, Inc. common stockholders	(6)%	8%	(3)%	9%
Comparison of the Three and Six Months Ended June 30, 2024 and 2025
Revenue
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Revenue	$2,630	$3,284	25%	$5,143	$6,316	23%
Revenue increased by $654 million, or 25%, during the second quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by a 23% increase in Marketplace GOV. During the second quarter of 2025, revenue grew at a faster rate than Marketplace GOV during the same period primarily due to improved logistics efficiency, increasing contribution from advertising revenue, and a reduction in credits and refunds as a percentage of Marketplace GOV.
Revenue increased by $1.2 billion, or 23%, during the first six months of 2025, compared to the same period of 2024. The increase was primarily driven by a 21% increase in Marketplace GOV. For the first six months of 2025, revenue grew at a faster rate than Marketplace GOV during the same period primarily due to improved logistics efficiency, increasing contribution from advertising revenue, and a reduction in credits and refunds as a percentage of Marketplace GOV.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,385	$1,616	17%	$2,715	$3,116	15%
Cost of revenue, exclusive of depreciation and amortization, increased by $231 million, or 17%, for the second quarter of 2025, compared to the same quarter of 2024. The increase was primarily attributable to an increase of $176 million in order management costs, driven primarily by growth in Total Orders, partially offset by a decrease in insurance expenses, and an increase of $64 million in platform costs, driven primarily by growth in Total Orders.
Cost of revenue, exclusive of depreciation and amortization, increased by $401 million, or 15%, during the first six months of 2025, compared to the same period of 2024. The increase was primarily attributable to an increase of $297 million in order management costs, driven primarily by growth in Total Orders, partially offset by a decrease in insurance expenses, and an increase of $127 million in platform costs, driven primarily by growth in Total Orders.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Sales and marketing	$509	$607	19%	$1,013	$1,193	18%
Sales and marketing expenses increased by $98 million, or 19%, for the second quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by an increase of $70 million in advertising expenses and an increase of $27 million in personnel-related compensation expenses.
Sales and marketing expenses increased by $180 million, or 18%, during the first six months of 2025, compared to the same period of 2024. The increase was primarily driven by an increase of $133 million in advertising expenses, and an increase of $46 million in personnel-related compensation expenses.
Research and Development

Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Research and development	$303	$351	16%	$582	$657	13%
Research and development expenses increased by $48 million, or 16%, for the second quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by an increase of $63 million in personnel-related compensation expenses, partially offset by an increase in capitalized software and website development costs of $31 million.
Research and development expenses increased by $75 million, or 13%, during the first six months of 2025, compared to the same period of 2024. The increase was primarily driven by an increase of $106 million in personnel-related compensation expenses, partially offset by an increase in capitalized software and website development costs of $52 million.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

General and administrative	$494	$388	(21)%	$813	$720	(11)%
General and administrative expenses decreased by $106 million, or 21%, for the second quarter of 2025, compared to the same quarter of 2024. The decrease was primarily driven by a decrease of $83 million in office lease impairment expenses, a decrease of $55 million in legal, tax, and regulatory expenses, partially offset by an increase of $20 million in transaction-related costs.
General and administrative expenses decreased by $93 million, or 11%, during the first six months of 2025, compared to the same period of 2024. The decrease was primarily driven by a decrease of $76 million in office lease impairment expenses and a decrease of $64 million in legal, tax, and regulatory expenses, partially offset by an increase of $29 million in transaction-related costs.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Depreciation and amortization	$140	$159	14%	$282	$311	10%
Depreciation and amortization expenses increased by $19 million, or 14%, for the second quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by an increase of $16 million in amortization expense related to increased capitalized software and website development costs.
Depreciation and amortization expenses increased by $29 million, or 10%, during the first six months of 2025, compared to the same period of 2024. The increase was primarily driven by an increase of $24 million in amortization expense related to increased capitalized software and website development costs.

Restructuring Charges
Restructuring charges primarily consist of separation-related payments and other termination benefit costs associated with restructuring activities.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Restructuring charges	$—	$—	*	$—	$1	*
*Percentage not meaningful
Restructuring charges were not material in the periods presented.
Interest Income, Net
Interest income, net primarily consists of interest earned on our cash, cash equivalents, and marketable securities, net of interest costs.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Interest income, net	$49	$49	—%	$94	$98	4%
Interest income, net remained flat for the second quarter of 2025, compared to the same quarter of 2024.
Interest income, net remained materially consistent for the first six months of 2025, compared to the same period of 2024.
Other Income (Expense), Net
Other income (expense), net primarily consists of changes in fair value of the deal-contingent forward contract (the "Deal-Contingent Forward") that we entered into with Bank of America, N.A. on May 6, 2025 to manage the risk of variability in foreign exchange rates related to the Pounds Sterling (“GBP”)-denominated purchase price of our proposed acquisition of Deliveroo plc. The Deal-Contingent Forward has a notional amount of £2.8 billion and is deliverable, with a variable forward rate, and settlement is contingent upon the successful closing of the transaction. Other income (expense), net also includes adjustments to non-marketable equity securities, including impairment, as well as gains and losses from transactions denominated in a currency other than the functional currency.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Other income (expense), net	$(5)	$59	*	$(7)	$53	*
*Percentage not meaningful
Other income (expense), net increased by $64 million for the second quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by a change in fair value of the Deal-Contingent Forward.
Other income (expense), net increased by $60 million for the first six months of 2025, compared to the same period of 2024. The increase was primarily driven by a change in fair value of the Deal-Contingent Forward.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Provision for (benefit from) income taxes	$1	$(13)	*	$8	$(7)	*
*Percentage not meaningful
The benefit from income taxes for the second quarter of 2025 was primarily attributable to a one-time tax benefit from the release of a portion of the U.S. valuation allowance in connection with the acquisitions that occurred during the quarter, offset by federal and state income taxes resulting from pre-tax book income in the U.S. The provision for income taxes for the same quarter of 2024 was primarily attributable to pre-tax book income in the U.S. resulting in federal and state income taxes.
The benefit from income taxes for the first six months of 2025 was primarily attributable to a one-time tax benefit from the release of a portion of the U.S. valuation allowance in connection with the acquisitions that occurred during the year, offset by federal and state income taxes resulting from pre-tax book income in the U.S. The provision for income taxes for the first six months of 2024 was primarily attributable to pre-tax book income in the U.S. resulting in federal and state income taxes.
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
On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. We will continue to evaluate the impact that this new legislation has on the Consolidated Financial Statements.
For additional information, see Note 11 - "Income Taxes" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025

Cost of revenue, exclusive of depreciation and amortization	$1,385	$1,616	$2,715	$3,116
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(41)	(37)	(74)	(71)
Allocated overhead	(9)	(10)	(17)	(18)
Adjusted cost of revenue	$1,335	$1,569	$2,624	$3,027
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
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025

Sales and marketing	$509	$607	$1,013	$1,193
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(33)	(33)	(58)	(59)
Allocated overhead	(6)	(6)	(12)	(12)
Adjusted sales and marketing	$470	$568	$943	$1,122

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
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025

Research and development	$303	$351	$582	$657
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(141)	(141)	(255)	(257)
Allocated overhead	(6)	(8)	(11)	(14)
Adjusted research and development	$156	$202	$316	$386
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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025

General and administrative	$494	$388	$813	$720
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(89)	(71)	(172)	(132)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(102)	(29)	(137)	(58)
Transaction-related costs	(2)	(22)	(2)	(31)
Office lease impairment expenses	(83)	—	(83)	(7)
Allocated overhead from cost of revenue, sales and marketing, and research and development	21	24	40	44
Adjusted general and administrative	$239	$290	$459	$536
(1)We exclude certain costs and expenses from our calculation of adjusted general and administrative expense because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, and our historical Dasher pay model and pay practices, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, and (iii) expenses related to supporting various policy matters, including those related to worker classification, other labor law matters, and price controls. We believe it is appropriate to exclude the foregoing matters from our calculation of adjusted general and administrative expense because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.

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
Gross profit is the most directly comparable financial measure to Contribution Profit. The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2024	2025	2024	2025

Revenue	$2,630	$3,284	$5,143	$6,316
Less: Cost of revenue, exclusive of depreciation and amortization	(1,385)	(1,616)	(2,715)	(3,116)
Less: Depreciation and amortization related to cost of revenue	(50)	(60)	(104)	(114)
Gross profit	$1,195	$1,608	$2,324	$3,086
Gross Margin	45.4%	49.0%	45.2%	48.9%
Less: Sales and marketing	$(509)	$(607)	$(1,013)	$(1,193)
Add: Depreciation and amortization related to cost of revenue	50	60	104	114
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	74	70	132	130
Add: Allocated overhead included in cost of revenue and sales and marketing	15	16	29	30
Contribution Profit	$825	$1,147	$1,576	$2,167
Contribution Margin	31.4%	34.9%	30.6%	34.3%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2024	2025	2024	2025

Gross profit	$1,195	$1,608	$2,324	$3,086
Add: Depreciation and amortization related to cost of revenue	50	60	104	114
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	41	37	74	71
Add: Allocated overhead included in cost of revenue	9	10	17	18
Adjusted Gross Profit	$1,295	$1,715	$2,519	$3,289
Adjusted Gross Margin	49.2%	52.2%	49.0%	52.1%
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
The following table provides a reconciliation of net income (loss) attributable to DoorDash, Inc. common stockholders to Adjusted EBITDA, and a reconciliation of net income (loss) including redeemable non-controlling interests to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2025	2024	2025

Net income (loss) attributable to DoorDash, Inc. common stockholders	$(157)	$285	$(180)	$478
Add: Net loss attributable to redeemable non-controlling interests	(1)	(1)	(3)	(2)
Net income (loss) including redeemable non-controlling interests	$(158)	$284	$(183)	$476
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	102	29	137	58
Transaction-related costs	2	22	2	31
Office lease impairment expenses	83	—	83	7
Restructuring charges	—	—	—	1
Provision for (benefit from) income taxes	1	(13)	8	(7)
Interest income, net	(49)	(49)	(94)	(98)
Other (income) expense, net(2)	5	(59)	7	(53)
Stock-based compensation expense and certain payroll tax expense	304	282	559	519
Depreciation and amortization expense	140	159	282	311
Adjusted EBITDA	$430	$655	$801	$1,245
(1)We exclude certain costs and expenses from our calculation of Adjusted EBITDA because management believes that these costs and expenses are not indicative of our core operating performance, do not reflect the underlying economics of our business, and are not necessary to operate our business. These excluded costs and expenses consist of (i) certain legal costs primarily related to worker classification matters, and our historical Dasher pay model and pay practices, (ii) reserves and settlements or other resolutions for or related to the collection of sales, indirect, and other taxes that we do not expect to incur on a recurring basis, and (iii) expenses related to supporting various policy matters, including those related to worker classification, other labor law matters, and price controls. We believe it is appropriate to exclude the foregoing matters from our calculation of Adjusted EBITDA because (1) the timing and magnitude of such expenses are unpredictable and thus not part of management’s budgeting or forecasting process, and (2) with respect to worker classification matters, management currently expects such expenses will not be material to our results of operations over the long term as a result of increasing legislative and regulatory certainty in this area, including as a result of Proposition 22 in California and similar legislation.
(2)Consists primarily of a non-cash change in fair value of the Deal-Contingent Forward during the three months ended June 30, 2025.
Free Cash Flow
We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Six Months Ended June 30,
(in millions)	2024	2025

Net cash provided by operating activities	$1,083	$1,139
Purchases of property and equipment	(40)	(140)
Capitalized software and website development costs	(105)	(150)
Free Cash Flow	$938	$849

Net cash used in investing activities	$(219)	$(1,101)
Net cash provided by financing activities	$2	$2,378

Credit Facility
On November 19, 2019, we entered into a revolving credit and guaranty agreement with certain lenders, which, as most recently amended and restated on April 26, 2024, provides for an $800 million unsecured revolving credit facility maturing on April 26, 2029, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $600 million. As of June 30, 2025, we were in compliance with the covenants under the revolving credit and guaranty agreement. As amended and restated, the credit agreement contains customary affirmative covenants, as well as customary negative covenants that restrict our ability and our subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, declare cash dividends or make certain other distributions, repurchase stock, merge or consolidate with other companies or sell substantially all of our and our subsidiaries' assets, taken as a whole, make investments and loans, and engage in certain transactions with affiliates. The Company must also maintain compliance with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the credit agreement. As of December 31, 2024 and June 30, 2025, no revolving loans were outstanding and $112 million and $42 million of letters of credit were issued under our revolving credit facility, respectively.
Liquidity and Capital Resources
As of June 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $5.7 billion, which consisted of cash and cash equivalents of $3.9 billion, short-term marketable securities of $1.1 billion, and long-term marketable securities of $725 million. Additionally, funds held at payment processors of $322 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks, as well as institutional money market funds and certificates of deposit. Marketable securities consisted of certificates of deposit, commercial paper, corporate bonds, U.S. government agency securities, U.S. Treasury securities, and mutual funds.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $4.8 billion as of June 30, 2025. We have historically funded our operations from cash from operations as well as the issuance of equity securities, including in our initial public offering in December 2020. We have also completed debt financings, such as our recent issuance of $2.75 billion aggregate principal amount of 0% Convertible Senior Notes due 2030 (the “2030 Notes”) in May 2025. We intend to use the net proceeds from the 2030 Notes for general corporate purposes. For additional information regarding the 2030 Notes, see Note 8 - "Convertible Notes, Net" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.
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
In February 2025, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that we previously announced in February 2024. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We have entered into, and may, from time to time, enter into, Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. We may or may not repurchase any portion of the total authorized amount, and the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of June 30, 2025, $5.0 billion remained available under the repurchase authorization.
Our future capital requirements will depend on many factors, including, but not limited to our growth, our ability to attract and retain merchants, consumers, and Dashers that utilize our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, the expansion of sales and marketing activities, the timing and extent of spending for policy and worker classification initiatives, and the occurrence of certain conditions triggering the 2030 Notes' conversion feature, which will be required to be settled partially or entirely in cash, or the repurchase of some or all of the 2030 Notes. Further, we have entered into pending, and may in the future enter into additional, arrangements to acquire or invest in businesses, products, services, and technologies. For example, we recently announced a formal offer to acquire Deliveroo plc for 180 pence per share in a recommended final all cash transaction (the "Deliveroo Transaction") and recently closed our acquisition of SevenRooms Inc. in an all-cash transaction. In connection with the Deliveroo Transaction, we entered into (i) a Bridge Term Loan Credit and Guaranty Agreement (the “Bridge Credit Agreement”) to, among other things, provide a source of financing to partially fund the cash consideration payable by us in the Deliveroo Transaction; and (ii) an Escrow Agreement (the “Escrow Agreement”), pursuant to which, we deposited in escrow certain cash amounts to partially fund the cash consideration payable by us in the Deliveroo Transaction. For additional information regarding the Deliveroo Transaction, the Bridge Credit Agreement, including the subsequent termination of the Bridge Credit Agreement, and the Escrow Agreement, see Note 9 - "Commitments and Contingencies" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q. In addition, the 2030 Notes will mature on May 15, 2030, unless earlier repurchased, redeemed or converted. Before November 15, 2029, noteholders will have the right to convert the 2030 Notes only upon the occurrence of certain events. From and after November 15, 2029, noteholders may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either in cash or in a combination of cash and shares of our Class A common stock, provided that, at least the principal amount of the 2030 Notes being converted will be paid in cash, which could adversely affect our liquidity. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in millions)	2024	2025

Net cash provided by operating activities	$1,083	$1,139
Net cash used in investing activities	(219)	(1,101)
Net cash provided by financing activities	2	2,378
Foreign currency effect on cash, cash equivalents, and restricted cash	(18)	63
Net increase in cash, cash equivalents, and restricted cash	$848	$2,479
Operating Activities
Cash provided by operating activities was $1.1 billion for the first six months of 2025. This consisted of net income including redeemable non-controlling interests of $476 million, adjusted for non-cash stock-based compensation expense of $517 million, non-cash depreciation and amortization expense of $311 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $53 million, non-cash office lease impairment expenses of $7 million, and other net non-cash expenses of $61 million, offset by a $69 million change in fair value of our deal-contingent forward contract, as well as $217 million net outflows from changes in operating assets and liabilities primarily driven by changes in other assets and accounts receivable, net, and payments for operating lease liabilities, partially offset by changes in funds held at payment processors.
Cash provided by operating activities was $1.1 billion for the first six months of 2024. This consisted of a net loss including redeemable non-controlling interests of $183 million, offset by non-cash stock-based compensation expense of $554 million, non-cash depreciation and amortization expense of $282 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $52 million, non-cash office lease impairment expenses of $83 million, and other net non-cash expenses of $41 million, as well as $254 million net inflows from changes in operating assets and liabilities primarily driven by an increase in accrued liabilities and other current liabilities.
Investing Activities
Cash used in investing activities was $1.1 billion for the first six months of 2025, which consisted of cash paid for acquisition, net of cash acquired, of $1.2 billion, purchases of marketable securities of $725 million, purchases of property and equipment of $140 million, cash outflows for capitalized software and website development costs of $150 million, partially offset by proceeds from maturities and sales of marketable securities of $1.1 billion.
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

Financing Activities
Cash provided by financing activities was $2.4 billion for the first six months of 2025, which primarily consisted of proceeds form issuance of convertible notes of $2.7 billion, proceeds from issuance of warrants of $341 million, partially offset by purchase of convertible note hedges of $680 million.
Cash provided by financing activities was $2 million for the first six months of 2024, which consisted of proceeds from exercise of stock options of $3 million and other financing activities of $6 million, partially offset by repurchases of our Class A common stock of $7 million.
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
Based on our investment portfolio balance as of June 30, 2025, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
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
The aggregate carrying value of our non-marketable equity investments was $41 million as of June 30, 2025. Adjustments or impairments are recorded in other income (expense), net in the condensed consolidated statements of operations and establish a new carrying value for the investment.
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
We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three and six months ended June 30, 2025. Based on our foreign currency exposures from monetary assets and liabilities as of June 30, 2025, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
The purchase price of the Deliveroo Transaction is denominated in GBP. To manage the risk of variability in foreign exchange rates related to the purchase price, we entered into the Deal-Contingent Forward on May 6, 2025, which is discussed in Note 14 - "Derivative" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q. The Deal-Contingent Forward has a notional amount of approximately £2.8 billion and is deliverable, with a variable forward rate, consisting of (i) a base rate ranging from 1.33950 to 1.34084, plus (ii) a premium rate ranging from 0.00705 to 0.01509, depending on the expected dates of settlement and closing, respectively. Settlement of the Deal-Contingent Forward is contingent upon the successful closing of the Deliveroo Transaction. Although the Deal-Contingent Forward is an effective economic hedge, it does not qualify for hedge accounting. The fair value of the Deal-Contingent Forward at June 30, 2025 was $69 million, recorded in Prepaid expenses and other current assets on the condensed consolidated balance sheets and an unrealized gain of $69 million was recognized during the three and six months ended June 30, 2025, reported in other income (expense), net in the condensed consolidated statements of operations.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
Regulatory and administrative investigations, audits, demands, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models and pay practices, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, we have recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2025. We are currently the subject of government investigations, audits, demands, and inquiries in other jurisdictions as well, and we may in the future settle, or record accruals with respect to, such matters. Further, the results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
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
•Systems failures and resulting interruptions in the availability of our websites, mobile applications, technology infrastructure, or platform could adversely affect our business, financial condition, and results of operations;
•If we are unable to make acquisitions and investments, or successfully integrate acquisitions into our business, our business, financial condition, and results of operations could be adversely affected;
•Our international operations and any future international expansion will subject us to additional costs and risks and our plans may not be successful;
•The impact of adverse economic conditions and other trends, including the resulting effects on consumer spending and merchant operations, may adversely affect our business, financial condition, and results of operations;
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
While we achieved net income in the three and six months ended June 30, 2025 and in the year ended December 31, 2024, we incurred net losses in each preceding year since our founding. We incurred a net loss of $180 million in the six months ended June 30, 2024, and as of June 30, 2025, we had an accumulated deficit of $4.8 billion. We expect our costs will increase over time and we expect to invest significant additional funds towards growing our business. To the extent that we are unable to earn sufficient revenue to offset such costs, we may incur losses in certain future periods. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, expanding into new markets and categories, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving, maintaining, or increasing profitability on a consistent basis, which could also negatively impact our cash flow. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increased expenses in future periods. As of June 30, 2025, we had $2.2 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards.
Our business may not continue to grow on pace with historical rates.
Our past revenue growth rate, growth in demand for our offerings, and financial performance may not be indicative of our future performance. You should not rely on our revenue or key business metrics for any previous quarterly or annual periods as any indication of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods.
In particular, our revenue growth rate has fluctuated in prior periods, and it may continue to fluctuate over the short term and decline in the long term as the size of our business grows and as we achieve greater market adoption. We may also experience a declining revenue growth rate as a result of slowing demand for our platform, insufficient growth in the number of merchants, consumers, and Dashers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to capitalize on growth opportunities, or increasing regulatory costs. We also expect to continue to make investments in the development and expansion of our business, including through acquisitions, which may not result in sufficient revenue or growth to offset the cost of such investments. If our growth rate declines, investors’ perceptions of our business and the trading price of our Class A common stock could be adversely affected.
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
Our current and future competitors may enjoy competitive advantages such as greater name recognition, longer operating histories, market-specific knowledge, established relationships with local merchants and suppliers, larger existing user bases, more successful marketing capabilities, established geographic footprints and infrastructure, and substantially greater financial, technical, and other resources than we have. For example, with grocery delivery, we compete with established grocery chains that have strong bargaining power, established relationships with suppliers, and their own delivery fleets. Greater financial resources and product development capabilities may allow these competitors to respond more quickly and efficiently to new or emerging technologies and changes in merchant, consumer, and Dasher preferences that may render our platform less attractive or obsolete. If certain merchants choose to partner with our competitors in a specific geographic market, if merchants choose to engage exclusively with our competitors, or if merchants decide to not partner with us at all, we may lack a sufficient variety and supply of merchant options or lack access to the most popular merchants, such that our offering would become less appealing to consumers. Our competitors have in the past, and may in the future, also make acquisitions or establish cooperative or other strategic relationships among themselves or with others, including by integrating their services or membership products with the offerings of another company that provides expanded distribution. Our competitors could also introduce new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Such efforts may lead us to lose consumers or access to new consumers or require us to increase our marketing or promotional expenses or otherwise increase investment in our service in order to maintain our position with existing and new consumers.

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
As a result of the reasons described above, we may not be able to compete successfully. If we lose existing merchants, consumers, or Dashers that utilize our platform, fail to attract new merchants, consumers, or Dashers, or are forced to reduce our commission rate or make pricing or other concessions as a result of increased competition, our business, financial condition, and results of operations could be adversely affected.
If we fail to retain our existing merchants and consumers or acquire new merchants and consumers in a cost-effective manner, our revenue, revenue growth, and margins may decrease and our business, financial condition, and results of operations could be adversely affected.
We believe that growth of our business and revenue is dependent on our ability to cost-effectively grow our platform by retaining our existing merchants and consumers and adding new merchants and consumers, including in new markets. The increase in merchants attracts more consumers to our platform and the increase in consumers attracts more merchants. This network takes time to build and may grow slower than we expect or slower than it has grown in the past. If we fail to retain either our existing merchants, especially our most popular merchants and our national brand partners, or consumers, the value of our network would be diminished. We expect to continue to incur substantial expenses to acquire additional merchants and consumers. In expanding our operations into new markets to acquire additional merchants and consumers, we may be placed into unfamiliar competitive environments, and we may invest significant resources with the possibility that the return on such investments will not be achieved in the expected timeframe or at all. We cannot assure you that the revenue from the merchants and consumers we acquire will ultimately exceed the cost of acquisition.
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
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures, and to increase the use of our platform by existing Dashers. Dashers have the ability to decline offers or stop using our platform entirely at any time and we do not have any exclusivity arrangements with Dashers. In addition, we may modify our logistics models from time to time and Dashers may or may not find such modifications useful or favorable. If we do not continue to provide Dashers with accessibility to and flexibility on our platform and compelling opportunities to earn income, we may fail to attract new Dashers, retain existing Dashers, or increase their use of our platform, or we may experience complaints, negative publicity, or work stoppages that could adversely affect our users and our business. Relatedly, if merchants and/or consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. To attract and retain Dashers, we regularly invest in removing friction from the dashing process, offer monetary incentives and perquisites, including access to programs that provide cashback rewards on certain purchases, and provide opportunities to quickly access Dasher earnings. We also frequently test Dasher incentives with subsets of existing Dashers and potential Dashers; however, these incentives could fail to attract and retain Dashers or fail to increase the use of our platform by existing Dashers or could have unintended adverse consequences, including negative press, adverse reactions from existing and potential Dashers, and harm to our brand and reputation. Changes in certain laws and regulations, including immigration and labor and employment laws, or laws that require us to make changes to our platform that decrease the accessibility, including removing access to our platform, or flexibility provided to Dashers in certain jurisdictions, may result in a decrease in the pool of Dashers, which may result in increased competition for Dashers or higher costs of recruitment and engagement. Other factors outside of our control may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. If we fail to attract Dashers, retain existing Dashers on favorable terms, or maintain or increase the use of our platform by existing Dashers, we may not be able to meet the demands of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.
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
•the impact of acquired technologies and businesses and our ability to successfully integrate such acquired technologies and businesses;
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
•the impact of worldwide economic conditions, including the resulting effect on consumer spending on on-demand delivery in any particular region or worldwide;
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
Systems failures and resulting interruptions in the availability of our websites, mobile applications, technology infrastructure, or platform could adversely affect our business, financial condition, and results of operations.
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
•difficulties integrating and realizing the anticipated benefits of new business models, lines of business, and adjacent technologies from acquisitions into our operations;
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
•failure to identify and/or sufficiently mitigate against the problems, liabilities, or other shortcomings or challenges of an investment or acquired business, technology, or asset, including issues related to intellectual property, regulatory compliance practices, litigation, security vulnerabilities, trust and safety practices, brand management, revenue recognition or other accounting practices, or employee or user issues;
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
We have made and may continue to make strategic investments as part of our business strategy. Strategic investments inherently involve less control by us over the business operations of the investee, thereby potentially increasing the financial, legal, operational, regulatory, or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Business decisions or other actions or omissions of the partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to sell or transfer, or realize value from our investments may be limited by applicable securities laws and regulations. Entry into certain transactions with non-U.S. entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or non-U.S. government entities. If a transaction with a non-U.S. entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. We can provide no assurance that our strategic investments will generate returns for our business, or that we will not lose our initial investment in whole or in part. For example, during the quarter ended December 31, 2023, we recorded an impairment of $101 million associated with non-marketable equity securities that we acquired in connection with strategic investments.
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
We have significant international operations, and we expect to continue to make significant investments in non-U.S. countries as part of our growth strategy. We currently operate in over 30 countries across the globe and we recently announced the pending acquisition of Deliveroo, which, if completed, will expand our operations to additional countries. Our operations outside of the United States require significant operating expenses and management attention in order to oversee operations over broad geographic areas with varying regulations, cultural norms, and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. Our international operations and our plans for investment in non-U.S. jurisdictions subject us to a number of risks and we may not be successful in our international operations for a variety of reasons, including:
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
•difficulty complying with varying laws, regulatory standards or other requirements from applicable authorities across jurisdictions, including with respect to labor and employment, data privacy, data protection, tax, export control and sanctions, public health, payment processing, transactions, and local regulatory restrictions;
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
Challenges with operating and growing our business internationally increase the risk that any potential future expansion efforts that we may undertake may not be successful. If we invest substantial time and resources to expand our operations internationally and are unable to manage these risks effectively, our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may subject our business to broader economic, political, and other international risks, including economic volatility, security risks, and geopolitical conflicts, and may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions, such as U.S. Office of Foreign Assets Control sanctions and similar European Union ("EU") sanctions. For example, the operations of our wholly-owned subsidiary, Wolt Oy ("Wolt"), or Wolt's subsidiaries in jurisdictions that are in close proximity to Russia increase the difficulty in complying with trade and economic sanction regimes related to business with Russia.

Our pricing methodologies are impacted by a number of factors, and we may not ultimately be successful in attracting and retaining merchants, consumers, and Dashers.
Demand for our platform is highly sensitive to a range of factors, including the price of the goods delivered, the amount of compensation and gratuities required to attract and retain Dashers, incentives paid to Dashers, and the fees and commissions we charge merchants and consumers. Many factors, including operating costs, legal and regulatory requirements, constraints, or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. For example, some jurisdictions in which we operate have established minimum earnings standards for certain delivery workers, including Dashers, and other types of regulation, and we expect other such measures may be enacted in the future. These minimum earnings standards and similar regulations have caused, and may in the future cause, us to increase the fees we charge to consumers.
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
Our business involves the collection, storage, transmission, and other processing of personal data and other sensitive and proprietary data of our merchants, consumers, and Dashers. Additionally, we maintain sensitive and proprietary data relating to our business, including our own proprietary data and personal data relating to our employees. Cybersecurity incidents are increasing in severity and sophistication and can originate with external actors or with our employees and contractors, whether acting maliciously or by inadvertently providing access to an external party or having their credentials compromised by an external party. Further, over the past several years, there has been and continues to be a heightened risk of cybersecurity incidents sponsored by state actors or state-affiliated actors. In addition to other vectors, cybersecurity incidents can originate on our vendors’ systems, which can be leveraged to access our websites, platforms, and data, including personal data. We and our vendors have previously experienced these types of breaches and other incidents. For example, in August 2022, we reported an incident affecting one of our vendors that resulted in unauthorized access to personal data of certain consumers and Dashers. We have undertaken steps to enhance our cybersecurity and governance program, which include adding security layers around data, improving access controls, hiring additional personnel with cybersecurity experience, and using outside expertise to identify and repel threats. We cannot assure you that all potential causes of these incidents have been identified and remediated or will not lead to recurrence or other incidents.
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
The on-demand local commerce category has grown rapidly since we launched our platform in 2013, but it is uncertain to what extent the market for local commerce platforms will continue to grow. The markets for certain services we facilitate, in particular convenience, grocery, advertising, and certain other categories, are in earlier stages of development than our restaurant category, and it is uncertain whether demand for these services will continue to grow and achieve stable, widespread market acceptance. In addition, through both organic and inorganic growth, we have entered geographies where the development of the on-demand local commerce category is in different stages of market acceptance. Our success will depend to a substantial extent on the willingness of people to widely adopt on-demand local commerce platforms. If merchants and consumers do not embrace the transition to on-demand local commerce platforms as we expect, including as a result of concerns regarding safety, affordability, or for other reasons, whether as a result of incidents on our platform or on our competitors’ platforms or otherwise, or instead adopt alternative solutions that may arise, then the market for our platform may not further develop or may develop slower than we expect, either of which could adversely affect our business, financial condition, and results of operations.
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
Our success depends in part on our ability to continue to innovate and further develop our platform. To remain competitive, we must continuously enhance and improve the functionality and features of our platform, including our websites and mobile applications, our technology infrastructure, and the suite of merchant services that we offer through our platform. To compete effectively, we must also provide a convenient, efficient, and reliable merchant and consumer experience on our platform, and we may be unable to effectively address merchant and consumer needs or identify emerging consumer trends.
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
We have scaled our business rapidly and significant new platform features and services have in the past resulted in, and in the future may continue to result in, operational challenges affecting our business. Developing and launching enhancements to, and new services on, our platform, including our underlying technology infrastructure, may involve significant technical risks, the time and attention of our personnel, including management and key employees, and meaningful upfront capital investments that may not generate return on investment. We may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. If we face material delays in introducing new or enhanced platform features and services or updated technology infrastructure, or if our recently introduced offerings do not perform in accordance with our expectations, the merchants, consumers, and Dashers that utilize our platform may forgo the use of our services in favor of those of our competitors.
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
The purchase price of the proposed acquisition of Deliveroo is denominated in GBP. To hedge the risk of appreciation in GBP, we entered into the Deal-Contingent Forward, which is discussed in Note 14 - "Derivative" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q. The fair value of the Deal-Contingent Forward at each reporting date will depend on various assumptions as well as changes in the GBP/U.S. dollar exchange rate, which "may be volatile and could be subject to fluctuations that are beyond our control. We expect to record fair value gains or losses, which may be significant, through the condensed consolidated statement of operations until the closing of the Deliveroo Transaction.
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
We use artificial intelligence in our business, and challenges with properly managing its use could result in competitive harm, legal liability, and brand or reputational harm, and adversely affect our results of operations.
We incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, and in support of internal business operations, and these applications may become important in our operations over time. The procurement of third-party AI tools and the development of our own have required and are expected to continue requiring significant investment, and if, for the reasons described below and other reasons, we are unable to realize the benefits of this investment, our business, financial condition, and results of operations could be adversely affected. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, or otherwise leverage AI in a manner that adversely impacts our business, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, inappropriate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties or violations of other rights of third parties, we may be subject to legal claims or liability and our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to the use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and results of operations. AI also presents emerging ethical and regulatory issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the development of government regulation of AI and automated decision-making technology more generally, may require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI and automated decision-making technology more generally in a manner that complies with applicable laws and regulations and ethically in order to minimize unintended, harmful impact.
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
With the breadth of our geographic scope, the classification of Dashers that utilize our platform as independent contractors may be subject to challenge in other jurisdictions. In particular, through Wolt, we are subject to local regulations and challenges in Europe and Asia to the classification of Wolt courier partners as independent contractors. For example, in May 2025, the Supreme Administrative Court in Finland issued a decision that courier partners in Finland were employees, but excluded from the Working Hours Act, resulting in Wolt not being responsible for keeping statutory records of Wolt courier partners' working hours. We are, and may continue to be, subject to similar actions in other jurisdictions. In addition, other jurisdictions are considering changing the standards used to determine worker classification, which may impact the classification of Dashers using our platform. For example, the EU's Platform Work Directive, which entered into force in December 2024, requires EU member states to transpose its requirements to their national laws, including enacting new national laws for determining worker classification of platform workers, and may involve differing implementation by the various member states. Such EU-wide legislative reforms may adversely affect our ability to operate our current independent contractor model within the European Economic Area (the "EEA").
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
The application of non-income, or indirect, taxes to businesses like ours is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations, and as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain and could exceed the amount of applicable reserves, if any. In addition to our own potential liability, if we or merchants pass along increased additional taxes and raise prices to consumers, our order volume may decline.
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
As our business grows and evolves and our services are used in a greater number of geographies, we have become subject to a growing array of laws and regulations, which increase the complexity and compliance risk inherent in our business. For example, the EU has recently enacted, and is in the process of enacting, various laws and regulations that govern digital services and AI, and impose environmental sustainability obligations and disclosure requirements on businesses like ours. The impact of these new regulations on the overall industry, business models, and our operations is uncertain. We may be required to enhance our disclosures and undertake certain changes to our products, services, fees and commissions structure, and operations, including hiring additional highly specialized personnel, as a result of these new requirements, which could subject us to increased administrative costs. While the EU has since begun to streamline legislation in areas such as digital policy, sustainability, and beyond, it is still too early to determine the extent to which these efforts will reduce administrative burdens.
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
In addition, there is an increasingly active litigation and regulatory environment regarding antitrust and competition matters in the United States and other jurisdictions in which we operate. We could be subject to claims of violations of competition laws in many aspects of our business, including alleged market sharing, price fixing, anticompetitive exclusionary conduct, exchange of competitively sensitive information, and with respect to any acquisitions we undertake. For example, in February 2025, Uber filed a lawsuit in California state court alleging that certain of our business practices are anticompetitive. In addition, competition authorities in some of the jurisdictions in which we operate have made queries regarding, or investigated, our pricing-related terms or other practices and, in certain jurisdictions, competition authorities and courts have issued decisions concerning our pricing-related terms or other practices. Any potential violations of competition laws could result in litigation, fines, restrictions on our operations, render applicable provisions or contracts unenforceable, divert management’s attention, and lead to claims for damages and reputational harm, each of which could adversely affect our business, financial condition, and results of operations.
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
Risks Related to Our Indebtedness and Liquidity

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our debt agreements.
We have a revolving credit facility that we may draw on to finance our working capital and other general corporate purposes, and have $2.75 billion in aggregate principal amount of indebtedness outstanding under our 2030 Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business;
•diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of the 2030 Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, and our cash needs may increase in the future. In addition, our existing indebtedness contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
We may be unable to raise the funds necessary to repurchase the 2030 Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the 2030 Notes or pay cash upon their conversion.
Holders of our 2030 Notes may, subject to a limited exception set forth in the related Indenture, require us to repurchase their 2030 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid special and additional interest, if any, to, but excluding the fundamental change repurchase date. Upon maturity of the 2030 Notes, we must pay their principal amount and accrued and unpaid special and additional interest, if any, in cash, unless they have been previously repurchased, redeemed or converted. In addition, all conversions of 2030 Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2030 Notes or pay the cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2030 Notes or pay the cash amounts due upon conversion. Our failure to repurchase 2030 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, and may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2030 Notes.
The accounting method for the 2030 Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the 2030 Notes on our balance sheet, accruing amortized interest expense for the 2030 Notes, and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. Furthermore, if any of the conditions to the convertibility of the 2030 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2030 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2030 Notes and could materially reduce our reported working capital.
The convertible note hedge and warrant transactions may affect the value of the 2030 Notes and our Class A common stock.
In connection with the issuance of the 2030 Notes, we entered into privately negotiated convertible note hedge transactions with certain financial institutions (the “option counterparties”). We also entered into warrant transactions with such option counterparties pursuant to which we sold warrants for the purchase of our Class A common stock. The convertible note hedge transactions are expected generally to reduce the potential dilution upon any conversion of the 2030 Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of the converted 2030 Notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our Class A common stock to the extent that the market price per share of our Class A common stock exceeds the strike price of the warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants.
From time to time, the option counterparties or their respective affiliates may modify or unwind their hedge positions by entering into or unwinding derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions prior to the maturity of the 2030 Notes (and (i) are likely to do so during any observation period related to a conversion of 2030 Notes or following redemption of the 2030 Notes by us or following any repurchase of the 2030 Notes by us in connection with any fundamental change and (ii) are likely to do so following any repurchase of the 2030 Notes by us other than in connection with any such redemption or fundamental change if we elect to unwind a corresponding portion of the convertible note hedge transactions in connection with such repurchase). This activity could cause or avoid an increase or a decrease in the market price of our Class A common stock or the 2030 Notes.
We cannot predict the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2030 Notes or the shares of our Class A common stock. In addition, we cannot make any representation that the option counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the convertible note hedge transactions, and the convertible note hedge transactions may not operate as planned.
We are subject to the risk that any of the option counterparties to the convertible note hedge transactions may default under the convertible note hedge transactions. Our exposure to the credit risk of the option counterparties under the convertible note hedge transactions is not secured by any collateral. In the past, economic conditions have resulted in the actual or perceived failure or financial difficulties of a number of financial institutions, including the bankruptcy filing by Lehman Brothers Holdings Inc. and various of its affiliates. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with them. Our exposure will depend on many factors. Generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our Class A common stock. In addition, as a result of a default by any counterparty to the convertible note hedge transactions, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our Class A common stock. We can provide no assurances as to the financial stability or viability of any counterparty under the convertible note hedge transactions.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
To support our growing business and to effectively compete, we must have sufficient capital to continue to make significant investments in our platform. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new platform features and services or enhance and expand our existing platform, improve our operating and technology infrastructure, acquire complementary businesses and technologies, or respond to challenging macroeconomic conditions. We believe our working capital will be sufficient to meet our anticipated operating cash needs for at least the next 12 months and beyond. We may seek additional equity or debt financing to fund capital expenditures, strategic initiatives, or investments and our ongoing operations. If we raise additional funds through future issuances of equity, equity-linked securities, or convertible debt securities, our existing stockholders could suffer significant dilution, and any new securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock. We may evaluate financing opportunities from time to time, and our ability to obtain financing will depend, among other things, on our development efforts, business plans, and operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired, and our business, financial condition, and results of operations may be adversely affected.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility, to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, and to require cash collateral for any outstanding letters of credit issued under the revolving credit facility. If not waived, these defaults could also cause our other then-outstanding indebtedness, including the 2030 Notes, to become immediately due and payable. If the debt under our revolving credit facility or other outstanding indebtedness were to be accelerated or such cash collateral were to be required under our revolving credit facility, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of June 30, 2025, there were no revolving loans outstanding and $42 million in aggregate face amount of letters of credit issued under our revolving credit facility.
Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of June 30, 2025, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of LaunchPad, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors collectively held 55% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our

Co-Founders prior to our initial public offering and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of June 30, 2025, our Co-Founders would collectively hold 65% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
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
As a result of our multi-class common stock structure and the Voting Agreement, our Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of June 30, 2025, and Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of Nasdaq. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of Nasdaq regarding corporate governance, including requirements that a majority of its board of directors consist of independent directors, a compensation committee be composed of independent directors, and that there is independent director oversight over the director nomination process.
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
The trading volume of the 2030 Notes and the conversion features of the 2030 Notes, if triggered, may impact the trading price of our Class A common stock.
The market price of our Class A common stock could be affected by possible sales of our common stock by investors who view the 2030 Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock in connection with the 2030 Notes. Additionally, the market price of our Class A common stock could adversely impact the trading price of the 2030 Notes.
In the event the conditional conversion feature of the 2030 Notes is triggered, holders of the 2030 Notes will be entitled to convert their 2030 Notes at any time during specified periods at their option. Any such conversions will be required to be settled partially or entirely in cash, which could adversely affect our liquidity. If we elect to satisfy a portion of our conversion obligation by delivering shares of our Class A common stock, the issuance will cause dilution to our existing shareholders and could cause the market price of our Class A common stock to decline.

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
Sales of our Class A common stock may make it more difficult for us to sell equity securities or other securities that are convertible into, or exercisable for, our equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
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
The existence of these share repurchase programs could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although these programs are intended to enhance long-

term stockholder value, there is no assurance they will do so because the market price of our Class A common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of our repurchase programs.
Repurchasing our Class A common stock will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements, and we may fail to realize the anticipated long-term stockholder value of these share repurchase programs.
Delaware law and provisions in our amended and restated certificate of incorporation, amended and restated bylaws and the Indenture could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.
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
Certain provisions in the Indenture could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then, except as set forth in the Indenture, noteholders will have the right to require us to repurchase their 2030 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2030 Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our Class A common stock may view as favorable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
April 1 - 30	—	$—	—	$5,000
May 1 - 31	—	$—	—	$5,000
June 1 - 30	—	$—	—	$5,000
Total	—		—

(1)In February 2025, our board of directors authorized the repurchase of up to $5.0 billion of our Class A common stock, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that we previously authorized in February 2024. In connection with this authorization, we have entered into a Rule 10b5-1 plan, which as of June 30, 2025 has resulted in no repurchases of our Class A common stock. Please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408:
On May 28, 2025, Keith Yandell, our Chief Business Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 42,533 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2026, or earlier if all transactions under the trading arrangement are completed.
On June 3, 2025, Prabir Adarkar, our Chief Operating Officer and President, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 275,609 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2026, or earlier if all transactions under the trading arrangement are completed.
On June 3, 2025, Gordon Lee, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 20,459 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule

10b5-1(c). The duration of the trading arrangement is until August 31, 2026, or earlier if all transactions under the trading arrangement are completed.
Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Rule 2.7 Announcement.	8-K	001-39759	2.1	May 6, 2025
2.2	Co-operation Agreement.	8-K	001-39759	2.2	May 6, 2025
2.3	Form of Deed of Director Irrevocable Undertaking.	8-K	001-39759	2.3	May 6, 2025
2.4	Deed of Irrevocable Undertaking, dated as of May 5, 2025, by and between the Company and Greenoaks Capital Opportunities Fund, L.P.	8-K	001-39759	2.4	May 6, 2025
2.5	Deed of Irrevocable Undertaking, dated as of May 6, 2025, by and between the Company and DST Managers V Limited.	8-K	001-39759	2.5	May 6, 2025
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K	001-39759	3.1	March 5, 2021
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the registrant.
3.3	Certificate of Change of Registered Agent.	10-K	001-39759	3.2	February 27, 2023
3.4	Amended and Restated Bylaws of the registrant.	10-K	001-39759	3.3	February 27, 2023
4.1	Indenture, dated as of May 30, 2025, between DoorDash, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39759	4.1	June 2, 2025
4.2	Form of 0% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1).	8-K	001-39759	4.2	June 2, 2025
10.1	Form of Convertible Note Hedge Confirmation between DoorDash, Inc. and each Option Counterparty.	8-K	001-39759	10.1	June 2, 2025
10.2	Form of Warrant Confirmation between DoorDash, Inc. and each Option Counterparty.	8-K	001-39759	10.2	June 2, 2025
10.3	Bridge Term Loan Credit and Guaranty Agreement, dated as of May 6, 2025, among the Company, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, sole lead arranger and sole bookrunner.	8-K	001-39759	10.1	May 6, 2025
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
101
The following financial information from DoorDash, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.

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

DOORDASH, INC.

Date: August 6, 2025	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Ravi Inukonda
Ravi Inukonda
Chief Financial Officer
(Principal Financial Officer)