Form 10-Q
period 2025-09-30
DoorDash, Inc.
filed 2025-11-06
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The registrant had outstanding 406,334,617 shares of Class A common stock, 24,663,902 shares of Class B common stock, and no shares of Class C common stock as of October 30, 2025.

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
•our ability to maintain, protect and enhance our intellectual property; and
•our ability to successfully integrate and realize the benefits of acquisitions, strategic partnerships, joint ventures, and investments, including our recent acquisition of Deliveroo plc ("Deliveroo").
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and
1 Dashers that use our DoorDash Marketplace and Wolt Marketplace are referred to as "DoorDash Dashers" and "Wolt courier partners," respectively, in this Quarterly Report on Form 10-Q. As of October 2, 2025, Dashers also include independent contractors who use the Deliveroo platform to generate earnings, which are referred to as "Deliveroo riders" in this Quarterly Report on Form 10-Q.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2024	September 30, 2025

Assets
Current assets:
Cash and cash equivalents	$4,019	$3,279
Restricted cash	190	4,080
Short-term marketable securities	1,322	964
Funds held at payment processors	436	377
Accounts receivable, net	732	894
Prepaid expenses and other current assets	687	899
Total current assets	7,386	10,493
Long-term marketable securities	835	849
Operating lease right-of-use assets	389	396
Property and equipment, net	778	976
Intangible assets, net	510	878
Goodwill	2,315	3,570
Other assets	632	809
Total assets	$12,845	$17,971
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$321	$257
Operating lease liabilities	68	81
Accrued expenses and other current liabilities	4,049	4,794
Total current liabilities	4,438	5,132
Operating lease liabilities	468	454
Convertible notes, net	—	2,722
Other liabilities	129	155
Total liabilities	5,035	8,463
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	7	13
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2024 and September 30, 2025, 393,816 and 406,168 Class A shares issued and outstanding as of December 31, 2024 and September 30, 2025, respectively; 200,000 Class B shares authorized as of December 31, 2024 and September 30, 2025, 25,861 and 24,739 Class B shares issued and outstanding as of December 31, 2024 and September 30, 2025, respectively; 2,000,000 Class C shares authorized as of December 31, 2024 and September 30, 2025, zero Class C shares issued and outstanding as of December 31, 2024 and September 30, 2025
	—	—
Additional paid-in capital	13,165	13,760
Accumulated other comprehensive income (loss)	(107)	268
Accumulated deficit	(5,255)	(4,533)
Total stockholders’ equity	7,803	9,495
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$12,845	$17,971
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

Revenue	$2,706	$3,446	$7,849	$9,762
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,374	1,687	4,089	4,803
Sales and marketing	483	576	1,496	1,769
Research and development	289	355	871	1,012
General and administrative	315	400	1,128	1,120
Depreciation and amortization	138	169	420	480
Restructuring charges	—	1	—	2
Total costs and expenses	2,599	3,188	8,004	9,186
Income (loss) from operations	107	258	(155)	576
Interest income, net	54	71	148	169
Other expense, net	(6)	(81)	(13)	(28)
Income (loss) before income taxes	155	248	(20)	717
Provision for (benefit from) income taxes	(6)	5	2	(2)
Net income (loss) including redeemable non-controlling interests	161	243	(22)	719
Less: net loss attributable to redeemable non-controlling interests	(1)	(1)	(4)	(3)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$162	$244	$(18)	$722
Net income (loss) per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	$0.39	$0.57	$(0.04)	$1.70
Diluted	$0.38	$0.55	$(0.04)	$1.65
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	413,106	428,911	409,703	425,176
Diluted	427,962	441,812	409,703	438,611
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

Net income (loss) including redeemable non-controlling interests	$161	$243	$(22)	$719
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	134	7	41	373
Change in unrealized gains and losses on marketable securities	13	—	8	2
Total other comprehensive income (loss)	147	7	49	375
Comprehensive income (loss) including redeemable non-controlling interests	308	250	27	1,094
Less: Comprehensive loss attributable to redeemable non-controlling interests	(1)	(1)	(4)	(3)
Comprehensive income (loss) attributable to DoorDash, Inc. common stockholders	$309	$251	$31	$1,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2023	$7	403,228	$—	$11,887	$(5,154)	$73	$6,806
Issuance of common stock upon settlement of restricted stock units	—	3,710	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,574	—	1	—	—	1
Stock-based compensation	—	—	—	289	—	—	289
Recognition of redeemable non-controlling interest upon additional capital investment	6	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(74)	(74)
Net income (loss)	(2)	—	—	—	(23)	—	(23)
Balances as of March 31, 2024	$11	408,512	$—	$12,177	$(5,177)	$(1)	$6,999
Issuance of common stock upon settlement of restricted stock units	—	3,626	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	1,016	—	2	—	—	2
Stock-based compensation	—	—	—	344	—	—	344
Other comprehensive income (loss)	—	—	—	—	—	(24)	(24)
Repurchase and retirement of common stock	—	(14)	—	—	(2)	—	(2)
Net income (loss)	(1)	—	—	—	(157)	—	(157)
Balances as of June 30, 2024	$10	413,140	$—	$12,523	$(5,336)	$(25)	$7,162
Issuance of common stock upon settlement of restricted stock units	—	3,410	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	726	—	4	—	—	4
Stock-based compensation	—	—	—	316	—	—	316
Other comprehensive income (loss)		—	—	—	—	147	147
Repurchase and retirement of common stock	—	(2,114)	—	—	(222)	—	(222)
Net income (loss)	(1)	—	—	—	162	—	162
Balances as of September 30, 2024	$9	415,162	$—	$12,843	$(5,396)	$122	$7,569
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2024	$7	419,677	$—	$13,165	$(5,255)	$(107)	$7,803
Issuance of common stock upon settlement of restricted stock units	—	3,199	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	751	—	3	—	—	3
Stock-based compensation	—	—	—	276	—	—	276
Other comprehensive income (loss)	—	—	—	—	—	114	114
Net income (loss)	(1)	—	—	—	193	—	193
Balances as of March 31, 2025	$6	423,627	$—	$13,444	$(5,062)	$7	$8,389
Issuance of common stock upon settlement of restricted stock units	—	2,848	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	440	—	2	—	—	2
Stock-based compensation	—	—	—	332	—	—	332
Other comprehensive income (loss)	—	—	—	—	—	254	254
Issuance of warrants	—	—	—	341	—	—	341
Purchase of convertible note hedges	—	—	—	(680)	—	—	(680)
Net income (loss)	(1)	—	—	—	285	—	285
Balances as of June 30, 2025	$5	426,915	$—	$13,439	$(4,777)	$261	$8,923
Issuance of common stock upon settlement of restricted stock units	—	3,266	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	726	—	3	—	—	3
Stock-based compensation	—	—	—	307	—	—	307
Other comprehensive income (loss)	—	—	—	—	—	7	7
Recognition of redeemable non-controlling interest upon additional capital investment	9	—	—	11	—	—	11
Net income (loss)	(1)	—	—	—	244	—	244
Balances as of September 30, 2025	$13	430,907	$—	$13,760	$(4,533)	$268	$9,495
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2025

Cash flows from operating activities
Net income (loss) including redeemable non-controlling interests	$(22)	$719
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	420	480
Stock-based compensation	828	775
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	77	83
Amortization of deferred contract costs	43	55
Office lease impairment expenses	83	7
Change in fair value of deal-contingent forward contract	—	12
Other	(17)	45
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Funds held at payment processors	24	74
Accounts receivable, net	(102)	(162)
Prepaid expenses and other current assets	(209)	(195)
Other assets	89	(193)
Accounts payable	(31)	(60)
Accrued expenses and other current liabilities	494	496
Payments for operating lease liabilities	(83)	(87)
Other liabilities	20	(39)
Net cash provided by operating activities	1,614	2,010
Cash flows from investing activities
Purchases of property and equipment	(72)	(203)
Capitalized software and website development costs	(160)	(235)
Purchases of marketable securities	(1,527)	(1,108)
Maturities of marketable securities	1,481	1,046
Sales of marketable securities	4	429
Purchases of non-marketable equity securities	—	(5)
Acquisitions, net of cash acquired	—	(1,198)
Other investing activities	(7)	—
Net cash used in investing activities	(281)	(1,274)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	2,720
Proceeds from issuance of warrants	—	341
Purchase of convertible note hedges	—	(680)
Proceeds from exercise of stock options	7	8
Repurchase of common stock	(224)	—
Other financing activities	6	(10)
Net cash provided by (used in) financing activities	(211)	2,379
Foreign currency effect on cash, cash equivalents, and restricted cash	4	63
Net increase in cash, cash equivalents, and restricted cash	1,126	3,178
Cash, cash equivalents, and restricted cash
Cash, cash equivalents, and restricted cash, beginning of period	2,772	4,221
Cash, cash equivalents, and restricted cash, end of period	$3,898	$7,399
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$3,664	$3,279
Restricted cash	221	4,080
Long-term restricted cash included in other assets	13	40
Total cash, cash equivalents, and restricted cash	$3,898	$7,399
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$29	$46
Stock-based compensation included in capitalized software and website development costs	$121	$140
Deferred cash consideration for acquisitions	$—	$87
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
As of September 30, 2025, the Company's primary offerings included the DoorDash Marketplace and the Wolt Marketplace (together, the "Marketplaces"), and its Commerce Platform. The Company's Marketplaces operated in over 30 countries across the globe and provided an integrated suite of services that help merchants establish an online presence, connect with consumers in their communities, and solve mission-critical challenges, such as customer acquisition, demand generation, order fulfillment, merchandising, payment processing, and customer support. The Company also offers advertising as a value-added service through its Marketplaces to help merchants and consumer packaged goods companies increase consumer engagement and drive incremental revenue.
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
In September 2025, the FASB issued Accounting Standards Update 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" (“ASU 2025-06”), which removes all references to prescriptive and sequential software development stages and establishes new criteria for the capitalization of internal-use software costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.
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
Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

United States	$2,361	$2,926	$6,901	$8,411
International(1)	345	520	948	1,351
Total revenue	$2,706	$3,446	$7,849	$9,762
(1) No individual country outside the United States represented 10% or more of total consolidated revenue for the periods presented.
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily composed of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the nine months ended September 30, 2025 was as follows (in millions):

Nine Months Ended September 30, 2025
Beginning balance	$396
Addition to contract liabilities	2,637
Reduction of contract liabilities(1)(2)	(2,584)
Ending balance	$449
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
(2) Included in the beginning balance of contract liabilities was $228 million associated with unearned prepayments received by the Company, of which $223 million was recognized as revenue during the nine months ended September 30, 2025. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.
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

	Nine Months Ended September 30,
	2024	2025

Beginning balance	$137	$157
Addition to deferred contract costs	61	81
Amortization of deferred contract costs	(43)	(55)
Ending balance	$155	$183
Deferred contract costs, current	$62	$75
Deferred contract costs, non-current	93	108
Total deferred contract costs	$155	$183
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Nine Months Ended September 30,
	2024	2025

Beginning balance	$17	$22
Current-period provision for expected credit losses	11	22
Write-offs charged against the allowance	(6)	(3)
Ending balance	$22	$41
4. Acquisitions
SevenRooms Acquisition
On June 13, 2025, the Company completed the acquisition of 100 percent of the outstanding equity interests of SevenRooms Inc. (“SevenRooms”), which was accounted for under the acquisition method of accounting. The acquisition will enhance the Company's platform by equipping merchants with tools to manage reservations and tables, better connect with consumers through customer relationship management, and improve their marketing. The Company’s acquisition-related costs for the nine months ended September 30, 2025 were $13 million. All costs were recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations during the period in which they were incurred. The acquisition date fair value of the consideration transferred for SevenRooms was $1,152 million, which consisted of the following (in millions):

Fair Value

Cash	$902
Deferred cash consideration	250
Total consideration	$1,152

As of September 30 2025, the Company had settled $184 million in deferred cash consideration, with $66 million remaining to be settled in future periods. For certain SevenRooms employees, a portion of their total consideration was held back subject to revesting. A total of $38 million of these employees’ holdback was included as part of the deferred cash consideration and the remaining $56 million represents compensation for post-combination services to be recognized over the service period.

The total purchase consideration of the SevenRooms acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The Company recorded $881 million of goodwill which represents the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to the assembled workforce of SevenRooms and anticipated synergies arising from potential future growth and an enhanced platform to help merchants serve their customers across all channels. The goodwill recorded in connection with the acquisition of SevenRooms is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimates, judgments and assumptions, and are considered preliminary pending finalization of the valuation analyses pertaining to assets acquired and liabilities assumed, which primarily relate to acquired intangible assets. The Company expects to finalize the allocation of the purchase price as soon as practicable, but no later than one year from the acquisition date when the measurement period ends.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date (in millions):

June 13, 2025

Current assets	$29
Intangible assets	365
Goodwill	881
Other non-current assets	2
Current liabilities	(102)
Deferred tax liability, net	(23)
Total	$1,152

The following table sets forth the components of intangible assets acquired (in millions) and their estimated useful lives as of the date of acquisition (in years):

	Estimated Useful Life	June 13, 2025

Existing technology	6	$139
Strategic customer relationships	14	165
Other customer relationships	7	55
Trade name	4	6
Total acquired intangible assets		$365

Existing technology represents the online and mobile SevenRooms platform for reservations, table management, and guest engagement. The customer relationships represent the fair value of the underlying relationships with its customers, including strategic customers such as global hotel chains and casino resorts, and small and mid-size businesses. The estimated fair values of the developed technology and trade name were determined using the relief-from-royalty method of the income approach. The estimated fair values of the customer relationships were determined using the multi-period excess earnings method of the income approach. The Company expects to amortize the fair value of these intangible assets on a straight-line basis over their respective estimated useful lives.

From the date of acquisition through September 30, 2025, revenue and net loss attributable to SevenRooms, included in the Company’s condensed consolidated statements of operations was not material. The pro forma information has not been presented as such information is also not material to the Company for the periods presented.
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

As of September 30, 2025, the Company had settled $8 million in deferred cash consideration, with $21 million remaining to be settled in future periods. For certain Symbiosys employees, a portion of their total consideration was restricted subject to vesting over various service periods. A total of $14 million of these employees’ consideration was included as part of the deferred cash consideration and the remaining $53 million represents compensation for post-combination services to be recognized over their respective service periods.

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
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the nine months ended September 30, 2025 were as follows (in millions):

Total

Balance as of December 31, 2024	$2,315
Goodwill measurement period adjustment	36
Acquisitions	968
Effects of foreign currency translation	251
Balance as of September 30, 2025	$3,570
Intangible assets, net consisted of the following as of December 31, 2024 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	3.3	$232	$(142)	$90
Merchant relationships	8.3	286	(82)	204
Customer relationships	0.4	116	(101)	15
Trade name and trademarks	7.4	269	(75)	194
Assembled workforce in asset acquisition	2.2	10	(3)	7
Balance as of December 31, 2024		$913	$(403)	$510
Intangible assets, net consisted of the following as of September 30, 2025 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	4.5	$406	$(181)	$225
Merchant relationships	7.3	328	(100)	228
Customer relationships	11.8	354	(136)	218
Trade name and trademarks	6.6	306	(104)	202
Assembled workforce in asset acquisitions	1.6	10	(5)	5
Balance as of September 30, 2025		$1,404	$(526)	$878
Amortization expense associated with intangible assets was $32 million and $36 million for the three months ended September 30, 2024 and 2025, respectively. Amortization expense associated with intangible assets was $94 million and $99 million for the nine months ended September 30, 2024 and 2025, respectively.
The estimated future amortization expense of intangible assets as of September 30, 2025 is as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2025	$36
2026	146
2027	143
2028	122
2029	102
Thereafter	329
Total estimated future amortization expense	$878

6. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$2,272	$—	$—	$2,272
Commercial paper	—	5	—	5
U.S. Treasury securities	—	15	—	15
Short-term marketable securities
Certificates of deposit	—	39	—	39
Commercial paper	—	76	—	76
Corporate bonds	—	509	—	509
U.S. government agency securities	—	33	—	33
U.S. Treasury securities	—	612	—	612
Mutual funds	53	—	—	53
Long-term marketable securities
Commercial paper	—	2	—	2
Corporate bonds	—	420	—	420
U.S. government agency securities	—	74	—	74
U.S. Treasury securities	—	339	—	339
Total	$2,325	$2,124	$—	$4,449

	September 30, 2025
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$2,052	$—	$—	$2,052
Short-term marketable securities
Certificates of deposit	—	23	—	23
Commercial paper	—	40	—	40
Corporate bonds	—	461	—	461
U.S. government agency securities	—	27	—	27
U.S. Treasury securities	—	354	—	354
Mutual funds	59	—	—	59
Long-term marketable securities
Corporate bonds	—	455	—	455
U.S. government agency securities	—	93	—	93
U.S. Treasury securities	—	301	—	301
Accrued expenses and other current liabilities
Deal-contingent forward	—	—	12	12
Total	$2,111	$1,754	$12	$3,877

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

The fair value of the Company’s Level 3 Deal-Contingent Forward (as defined in Note 14 - "Derivative") was determined by comparing the contractual foreign exchange rate to forward market rate for the expected future date, probability weighted for the likelihood and timing of when the related acquisition is anticipated to close and discounted to the valuation date. The lowest level of inputs used that were significant in determining the fair value were considered Level 3 inputs. See Note 14 - "Derivative" for further information on the Deal-Contingent Forward.

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
In the three and nine months ended September 30, 2024 and 2025, the Company did not record any material upward or downward adjustments or impairments on its non-marketable equity securities.
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2024 and September 30, 2025, including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other expense, net in the condensed consolidated statements of operations during the period in which they were incurred (in millions):

	December 31, 2024	September 30, 2025
Initial cost basis	$450	$457
Upward adjustments	11	11
Downward adjustments (including impairment)	(419)	(421)
Total carrying value at the end of reporting period	$42	$47

7. Balance Sheet Components
Cash Equivalents and Marketable Securities
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and marketable securities (in millions):

	December 31, 2024
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$2,272	$—	$—	$2,272
Commercial paper	5	—	—	5
U.S. Treasury securities	15	—	—	15
Short-term marketable securities
Certificates of deposit	39	—	—	39
Commercial paper	76	—	—	76
Corporate bonds	508	1	—	509
U.S. government agency securities	33	—	—	33
U.S. Treasury securities	611	1	—	612
Mutual funds	53	—	—	53
Long-term marketable securities
Commercial paper	2	—	—	2
Corporate bonds	420	1	(1)	420
U.S. government agency securities	74	—	—	74
U.S. Treasury securities	340	—	(1)	339
Total	$4,448	$3	$(2)	$4,449

	September 30, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$2,052	$—	$—	$2,052
Short-term marketable securities
Certificates of deposit	23	—	—	23
Commercial paper	40	—	—	40
Corporate bonds	460	1	—	461
U.S. government agency securities	27	—	—	27
U.S. Treasury securities	354	—	—	354
Mutual funds	58	1	—	59
Long-term marketable securities
Corporate bonds	454	1	—	455
U.S. government agency securities	93	—	—	93
U.S. Treasury securities	300	1	—	301
Total	$3,861	$4	$—	$3,865
For marketable securities with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2024, and September 30, 2025.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	December 31, 2024	September 30, 2025

Prepaid expenses	$237	$305
Deferred contract costs	64	75
Other receivable	133	157
Other current assets	253	362
Total	$687	$899
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2024	September 30, 2025

Equipment for merchants	$190	$263
Computer equipment and software	96	116
Capitalized software and website development costs	1,339	1,730
Leasehold improvements	211	235
Office equipment	77	122
Construction in progress	61	58
Total	1,974	2,524
Less: Accumulated depreciation and amortization	(1,196)	(1,548)
Property and equipment, net	$778	$976
Depreciation expenses were $27 million and $41 million for the three months ended September 30, 2024 and 2025, respectively. Depreciation expenses were $90 million and $108 million for the nine months ended September 30, 2024 and 2025, respectively.
The Company capitalized $98 million and $141 million in capitalized software and website development costs during the three months ended September 30, 2024 and 2025, respectively. The Company capitalized $280 million and $391 million in capitalized software and website development costs during the nine months ended September 30, 2024 and 2025, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $79 million and $92 million for the three months ended September 30, 2024 and 2025, respectively. Amortization of capitalized software and website development costs was $236 million and $273 million for the nine months ended September 30, 2024 and 2025, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2024	September 30, 2025

Litigation reserves	$160	$214
Sales tax payable and accrued sales and indirect taxes	337	377
Accrued operations related expenses	446	526
Accrued advertising	142	166
Dasher and merchant payable	1,136	1,328
Insurance reserves	1,049	1,108
Contract liabilities	396	449
Other	383	626
Total	$4,049	$4,794

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

Upon conversion of any 2030 Notes, the conversion value will be paid in cash up to at least the principal amount of the 2030 Notes being converted. Any amount of the conversion value in excess of the principal portion of such 2030 Notes may be settled in cash or shares of the Company’s Class A common stock, or a combination thereof, at the Company’s option. The 2030 Notes are convertible at an initial conversion rate of 3.425 shares of the Company's Class A common stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately $291.97 per share of the Company's Class A common stock. The conversion rate may be subject to certain anti-dilution adjustments and/or a make-whole adjustment upon the occurrence of specified events set forth in the Indenture. As of September 30, 2025, there have been no changes to the initial conversion price of the 2030 Notes since the issuance date. Based on the closing price of the Company’s Class A common stock of $271.99 on the last trading day of the quarter, the if-converted value of the 2030 Notes did not exceed the principal value of the 2030 Notes as of September 30, 2025.

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

As of September 30, 2025, none of the conditions described in the paragraphs above relating to convertibility or mandatory redemption were met. Therefore, the 2030 Notes are classified as long-term debt.

The net carrying value, net of the 2030 Notes consisted of the following as of September 30, 2025 (in millions):

September 30, 2025
Principal	$2,750
Less: debt issuance costs, net of amortization	(28)
Carrying value, net	$2,722

The effective interest rate of the 2030 Notes is 0.22% per annum. The fair value of the 2030 Notes was $3.1 billion as of September 30, 2025 and was determined based on the quote price in markets that are not active, which is considered a Level 2 valuation input.

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
The Company is currently the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay models, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers' compensation insurance, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, the Company has recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2025. The results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on the Company's business, financial condition, and results of operations.
In June 2020, the San Francisco District Attorney filed an action in the Superior Court of California, County of San Francisco, alleging that the Company misclassified California Dashers as independent contractors as opposed to employees in violation of the California Labor Code and the California Unfair Competition Law, among other allegations. This action was resolved in September 2025 for $2 million and no injunctive relief.
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
The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications was recorded as of December 31, 2024 and September 30, 2025.

Insurance Collateral
The Company is required to maintain $607 million in collateral in connection with certain insurance policies, which can be held in a combination of cash, surety bonds, and letters of credit. As of September 30, 2025, the Company had $607 million of collateral outstanding in the form of surety bonds and letters of credit in connection with the insurance collateral requirement.
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
As of December 31, 2024 and September 30, 2025, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2024 and September 30, 2025, no revolving loans were outstanding under the credit facility.
In addition to the letters of credit maintained in connection with the insurance collateral requirement, the Company also maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2024 and September 30, 2025, the Company had $141 million and $102 million of issued letters of credit outstanding, respectively, of which $112 million and $61 million, respectively, were issued from the revolving credit and guaranty agreement.
Deliveroo Transaction
On May 6, 2025, the Company issued an announcement (the “Rule 2.7 Announcement”) pursuant to Rule 2.7 of the UK City Code on Takeovers and Mergers (the "Code"), disclosing that the board of directors of the Company and the board of directors of Deliveroo, a company incorporated in England and Wales, had reached agreement on the terms of a recommended final cash offer by the Company for the entire issued and to be issued share capital of Deliveroo (the "Deliveroo Transaction"). Deliveroo has built one of the leading local commerce platforms across its key geographies, primarily in Europe and the Middle East, all complementary to the Company’s current footprint. The purchase price was 180 pence per Deliveroo share in cash, which equated to an equity value of approximately £2.8 billion. On October 2, 2025, the Company completed the Deliveroo Transaction. See Note 15 - “Subsequent Events” for further information on the closing of the Deliveroo Transaction.
Escrow Agreement
In connection with the Deliveroo Transaction and prior to the Rule 2.7 Announcement, the Company, JPMorgan Chase Bank, N.A., as escrow agent (the “Escrow Agent”), and J.P. Morgan Securities plc entered into an Escrow Agreement (the “Escrow Agreement”). Pursuant to the Escrow Agreement, the Company periodically deposited cash denominated in U.S. dollars into escrow in order to fund the cash consideration payable in connection with the Deliveroo Transaction and to satisfy certain requirements pursuant to the Code to evidence certainty of funding for the Deliveroo Transaction (such requirements, the "Cash Confirmation Requirements"). Cash held in escrow under the Escrow Agreement was recorded as restricted cash on the condensed consolidated balance sheets and totaled $3.9 billion as of September 30, 2025, inclusive of accrued interest income. In connection with the closing of the Deliveroo Transaction on October 2, 2025, the Company converted $3.8 billion of the cash held in escrow from U.S. dollars into Pounds Sterling (“GBP”) pursuant to the Deal-Contingent Forward (as defined in Note 14 - "Derivative").

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
Pursuant to the terms of the Bridge Credit Agreement and effective as of June 10, 2025, the Tranche A Commitments were automatically reduced in full and terminated. On July 15, 2025, the Company voluntarily reduced in full and terminated the Tranche B Commitments under the Bridge Credit Agreement. After giving effect to such reductions, no commitments remained outstanding under the Bridge Credit Agreement and the Bridge Credit Agreement was terminated in accordance with its terms.
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
10. Common Stock
Share Repurchase Program
In February 2025, the Company announced the authorization of a share repurchase program for the repurchase of shares of its Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that was previously announced by the Company in February 2024. During the nine months ended September 30, 2025, the Company did not repurchase any shares of its Class A common stock under the share repurchase program.
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
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested restricted stock as of December 31, 2024	92
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Unvested restricted stock as of September 30, 2025	92

Stock Award Activities
A summary of stock option activity under the 2014 Equity Incentive Plan, 2020 Equity Incentive Plan, and 2022 Inducement Equity Incentive Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2024	4,516	$5.72	3.18	$732
Granted	—	$—
Exercised	(1,917)	$4.42		$398
Cancelled and forfeited	—	$—
Balance as of September 30, 2025	2,599	$6.67	2.67	$690
Exercisable as of September 30, 2025	2,526	$6.75	2.71	$670
Vested and expected to vest as of September 30, 2025	2,599	$6.67	2.67	$690
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2024 and 2025 was $388 million and $398 million, respectively. There were no stock options granted during the nine months ended September 30, 2024 and 2025.
A summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested RSUs as of December 31, 2024	29,535		$4,955
Granted	7,978	$188.89
Vested	(6)	$98.13
Vested and settled	(9,296)	$99.15
Forfeited	(1,758)	$108.93
Unvested RSUs as of September 30, 2025	26,453		$7,195
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the nine months ended September 30, 2024 and 2025 was $123.47 and $188.89, respectively.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

Cost of revenue, exclusive of depreciation and amortization	$36	$39	$109	$109
Sales and marketing	30	27	87	86
Research and development	126	132	379	389
General and administrative	82	60	253	191
Total stock-based compensation expense	$274	$258	$828	$775
As of September 30, 2025, there was $1 million of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.37 years.
In November 2020, the Company’s board of directors approved the grant of 10,379,000 performance-based RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”). The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. During the nine months ended September 30, 2025, the first tranche of the CEO Performance Award, representing 518,950 shares, vested upon achievement of the first stock price target of $187.60, measured over a consecutive 180-day period prior to achievement. In October 2025, the second tranche, also representing 518,950 shares, vested upon achievement of the second stock price target of $226.80, measured over a consecutive 180-day period prior to achievement. Settlement of the vested shares related to the second tranche is expected to be on the next company vesting date. As of September 30, 2025, there was no remaining unrecognized stock-based compensation expense related to the CEO Performance Award.
As of September 30, 2025, there was $2.0 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs. The Company expects to recognize this expense over the remaining weighted-average period of 2.28 years.
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
The Company recorded a $6 million benefit from income taxes and $5 million provision for income taxes for the three months ended September 30, 2024 and 2025, respectively. The Company recorded a $2 million provision for income taxes and $2 million benefit from income taxes for the nine months ended September 30, 2024 and 2025, respectively. The provision for income taxes for 2024 was primarily attributable to pre-tax book income in the U.S. resulting in federal and state income taxes, offset by losses generated in non-U.S. jurisdictions for which a tax benefit can be realized. The benefit from income taxes for 2025 was primarily attributable to a one-time tax benefit from the release of a portion of the U.S. valuation allowance in connection with the acquisitions that occurred during the year, offset by state and foreign income tax expenses.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of September 30, 2025, the Company maintains a full valuation allowance on its net deferred tax assets except for certain foreign jurisdictions.

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
12. Net Income (Loss) per Share Attributable to DoorDash, Inc. Common Stockholders
The Company computes net income (loss) per share attributable to DoorDash, Inc. common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses. The computation of diluted net income per share of Class A common stock for the three and nine months ended September 30, 2025 does not assume the conversion of Class B common stock to Class A common stock because including such shares would have an anti-dilutive effect.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2025		2024		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Basic net income (loss) per share
Numerator
Net income (loss) including redeemable non-controlling interests	151	10	229	14	(21)	(1)	677	42
Less: Net loss attributable to redeemable non-controlling interests	(1)	—	(1)	—	(4)	—	(3)	—
Net income (loss) attributable to DoorDash, Inc. common stockholders	152	10	230	14	(17)	(1)	680	42
Denominator
Weighted-average number of shares outstanding used to compute basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	386,278	26,828	404,125	24,786	382,625	27,078	400,091	25,085
Basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	$0.39	$0.39	$0.57	$0.57	$(0.04)	$(0.04)	$1.70	$1.70

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2025		2024		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Diluted net income (loss) per share
Numerator
Net income (loss) attributable to DoorDash, Inc. common stockholders	152	10	230	14	(17)	(1)	680	42
Denominator
Weighted-average number of shares outstanding used to compute basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	386,278	26,828	404,125	24,786	382,625	27,078	400,091	25,085
Weighted-average effect of potentially dilutive securities	14,856	—	12,901	—	—	—	13,435	—
Weighted-average number of shares outstanding used to compute diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders	401,134	26,828	417,026	24,786	382,625	27,078	413,526	25,085
Diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders	$0.38	$0.38	$0.55	$0.55	$(0.04)	$(0.04)	$1.65	$1.65
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including such shares would have an anti-dilutive effect, or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Stock options to purchase common stock	—	—	5,704	—
Unvested restricted stock and restricted stock units	11,585	9,893	32,410	10,194
Escrow shares	72	72	72	72
Convertible notes	—	9,419	—	4,278
Warrants related to the issuance of convertible notes	—	9,419	—	4,278
Total	11,657	28,803	38,186	18,822
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025

Revenue	$2,706	$3,446	$7,849	$9,762
Less:
Depreciation and amortization	138	169	420	480
Stock-based compensation	274	258	828	775
Cost of revenue*	1,338	1,648	3,980	4,694
Sales and marketing*	453	549	1,409	1,683
Research and development*	163	223	492	623
General and administrative*	233	340	875	929
Restructuring charges*	—	1	—	2
Total costs and expenses	2,599	3,188	8,004	9,186
Income (loss) from operations	107	258	(155)	576
Interest income, net	54	71	148	169
Other expense, net	(6)	(81)	(13)	(28)
Income (loss) before income taxes	155	248	(20)	717
Provision for (benefit from) income taxes	(6)	5	2	(2)
Net income (loss) including redeemable non-controlling interests	161	243	(22)	719
Net loss attributable to redeemable non-controlling interests	(1)	(1)	(4)	(3)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$162	$244	$(18)	$722
*Exclusive of stock-based compensation and depreciation and amortization shown separately.
14. Derivative

In connection with the acquisition of Deliveroo, the Company entered into a deal-contingent foreign exchange forward transaction with Bank of America, N.A. (the "Deal-Contingent Forward") on May 6, 2025 to manage the risk of variability in foreign exchange rates related to the GBP-denominated purchase price. The Deal-Contingent Forward had a notional amount of approximately £2.8 billion and was deliverable based on a variable forward rate, with settlement contingent upon the closing of the Deliveroo Transaction. Although the Deal-Contingent Forward was an effective economic hedge, it did not qualify for hedge accounting.

The fair value of the Deal-Contingent Forward at September 30, 2025 was $12 million, recorded in Accrued expenses and other current liabilities on the condensed consolidated balance sheets, and an unrealized loss of $81 million and $12 million was recognized during the three and nine months ended September 30, 2025, respectively, reported in other expense, net in the condensed consolidated statements of operations.

On October 8, 2025, the Deal-Contingent Forward was settled in connection with the closing of the Deliveroo Transaction.

The Deal-Contingent Forward was classified as a Level 3 instrument within the fair value hierarchy as at September 30, 2025. See Note 6 - "Fair Value Measurements" for further information on the fair value measurement.
15. Subsequent Events
On October 2, 2025, the Company completed the acquisition of substantially all of the outstanding equity interests of Deliveroo. The acquisition of Deliveroo will strengthen the Company’s position as a leading global platform in local commerce, enabling the Company to better serve businesses, consumers and Dashers. The purchase price was 180 pence per share in cash, which equated to an equity value of approximately £2.8 billion.

Due to the limited amount of time since the closing of the Deliveroo Transaction, the preliminary purchase price allocation is not yet complete. The initial purchase price allocation will be provided within the Form 10-K for the year ending December 31, 2025, and the Company expects most of the purchase price will be allocated to goodwill and other identifiable intangible assets. Deliveroo will be included in the Company’s consolidated financial statements beginning on the date of acquisition.

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
As of September 30, 2025, our primary offerings included the DoorDash Marketplace and the Wolt Marketplace (together with all other marketplaces that we operate from time to time, our "Marketplaces"), and our Commerce Platform. On October 2, 2025, we completed our acquisition of Deliveroo plc ("Deliveroo") in order to strengthen our position as a leading global platform in local commerce and enable us to better serve businesses, consumers and Dashers. Following the completion of the Deliveroo acquisition, our Marketplaces now operate in over 40 countries across the globe and provide an integrated suite of services that help merchants establish an online presence, connect with consumers in their communities, and solve mission-critical challenges, such as customer acquisition, demand generation, order fulfillment, merchandising, payment processing, and customer support. We also offer advertising as a value-added service through our Marketplaces to help merchants and consumer packaged goods companies increase consumer engagement and drive incremental revenue.
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

Financial and Operational Highlights
We use the following financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions:

	Three Months Ended September 30,
(in millions, except percentages)	2024	2025

Total Orders	643	776
Total Orders Y/Y growth	18%	21%
Marketplace GOV	$20,002	$25,015
Marketplace GOV Y/Y growth	19%	25%
Revenue	$2,706	$3,446
Revenue Y/Y growth	25%	27%
Net Revenue Margin	13.5%	13.8%
GAAP gross profit	$1,283	$1,689
GAAP gross profit as a % of Marketplace GOV	6.4%	6.8%
Contribution Profit(1)	$930	$1,268
Contribution Profit as a % of Marketplace GOV	4.6%	5.1%
GAAP net income attributable to DoorDash, Inc. common stockholders	$162	$244
GAAP net income attributable to DoorDash, Inc. common stockholders as a % of Marketplace GOV	0.8%	1.0%
Adjusted EBITDA(1)	$533	$754
Adjusted EBITDA as a % of Marketplace GOV	2.7%	3.0%
Weighted-average diluted shares outstanding	428	442
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
In the third quarter of 2025, Total Orders increased to 776 million, or 21% growth compared to the same quarter of 2024. The increase in Total Orders was driven primarily by growth in the number of consumers and growth in average consumer engagement.
Marketplace GOV. We define Marketplace GOV as the total dollar value of orders completed on our Marketplaces, including taxes, tips2, and any applicable consumer fees, including membership fees related to DashPass and Wolt+. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants, for orders fulfilled through our Commerce Platform.
In the third quarter of 2025, Marketplace GOV increased to $25.0 billion, or 25% growth compared to the same quarter of 2024, driven primarily by growth in Total Orders.
Net Revenue Margin. We define Net Revenue Margin as revenue expressed as a percentage of Marketplace GOV.
In the third quarter of 2025, Net Revenue Margin increased to 13.8% from 13.5% in the same quarter of 2024, primarily due to increasing contribution from advertising revenue, a reduction in credits and refunds as a percentage of Marketplace GOV, and a reduction in Dasher costs as a percentage of Marketplace GOV.
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
In the third quarter of 2025, Contribution Profit increased to $1.3 billion, compared to $930 million in the same quarter of 2024, driven primarily by growth in revenue, partially offset by increases in cost of revenue and sales and marketing expenses.
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
In the third quarter of 2025, Adjusted EBITDA increased to $754 million from $533 million in the same quarter of 2024, driven primarily by growth in Contribution Profit, partially offset by increases in adjusted research and development expense and adjusted general and administrative expense.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
In the third quarter of 2025, we generated net cash provided by operating activities of $871 million and Free Cash Flow of $723 million, up from $531 million and $444 million, respectively, in the same quarter of 2024. The increase in Free Cash Flow was driven primarily by an increase in net cash provided by operating activities.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025

Revenue	$2,706	$3,446	$7,849	$9,762
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,374	1,687	4,089	4,803
Sales and marketing	483	576	1,496	1,769
Research and development	289	355	871	1,012
General and administrative	315	400	1,128	1,120
Depreciation and amortization(2)	138	169	420	480
Restructuring charges	—	1	—	2
Total costs and expenses	2,599	3,188	8,004	9,186
Income (loss) from operations	107	258	(155)	576
Interest income, net	54	71	148	169
Other expense, net	(6)	(81)	(13)	(28)
Income (loss) before income taxes	155	248	(20)	717
Provision for (benefit from) income taxes	(6)	5	2	(2)
Net income (loss) including redeemable non-controlling interests	161	243	(22)	719
Less: net loss attributable to redeemable non-controlling interests	(1)	(1)	(4)	(3)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$162	$244	$(18)	$722
(1)Costs and expenses included stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025

Cost of revenue, exclusive of depreciation and amortization	$36	$39	$109	$109
Sales and marketing	30	27	87	86
Research and development	126	132	379	389
General and administrative	82	60	253	191
Total stock-based compensation expense	$274	$258	$828	$775
(2)Depreciation and amortization related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025

Cost of revenue	$49	$70	$153	$184
Sales and marketing	30	27	90	83
Research and development	55	67	163	197
General and administrative	4	5	14	16
Total depreciation and amortization	$138	$169	$420	$480

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2025	2024	2025
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	51%	49%	52%	49%
Sales and marketing	18%	17%	19%	18%
Research and development	11%	10%	11%	10%
General and administrative	11%	12%	15%	12%
Depreciation and amortization	5%	5%	5%	5%
Restructuring charges	—%	—%	—%	—%
Total costs and expenses	96%	93%	102%	94%
Income (loss) from operations	4%	7%	(2)%	6%
Interest income, net	2%	2%	2%	2%
Other expense, net	—%	(2)%	—%	—%
Income (loss) before income taxes	6%	7%	—%	8%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net income (loss) including redeemable non-controlling interests	6%	7%	—%	8%
Less: net loss attributable to redeemable non-controlling interests	—%	—%	—%	—%
Net income (loss) attributable to DoorDash, Inc. common stockholders	6%	7%	—%	8%
Comparison of the Three and Nine Months Ended September 30, 2024 and 2025
Revenue
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Revenue	$2,706	$3,446	27%	$7,849	$9,762	24%
Revenue increased by $740 million, or 27%, during the third quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by a 25% increase in Marketplace GOV. During the third quarter of 2025, revenue grew at a faster rate than Marketplace GOV during the same period primarily due to improved logistics efficiency, increasing contribution from advertising revenue, and a reduction in credits and refunds as a percentage of Marketplace GOV.
Revenue increased by $1.9 billion, or 24%, during the first nine months of 2025, compared to the same period of 2024. The increase was primarily driven by a 23% increase in Marketplace GOV. For the first nine months of 2025, revenue grew at a faster rate than Marketplace GOV during the same period primarily due to improved logistics efficiency, increasing contribution from advertising revenue, and a reduction in credits and refunds as a percentage of Marketplace GOV.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,374	$1,687	23%	$4,089	$4,803	17%
Cost of revenue, exclusive of depreciation and amortization, increased by $313 million, or 23%, for the third quarter of 2025, compared to the same quarter of 2024. The increase was primarily attributable to an increase of $220 million in order management costs and an increase of $90 million in platform costs, both driven primarily by growth in Total Orders.
Cost of revenue, exclusive of depreciation and amortization, increased by $714 million, or 17%, during the first nine months of 2025, compared to the same period of 2024. The increase was primarily attributable to an increase of $517 million in order management costs, driven primarily by growth in Total Orders, partially offset by a decrease in insurance expenses, and an increase of $217 million in platform costs, driven primarily by growth in Total Orders.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Sales and marketing	$483	$576	19%	$1,496	$1,769	18%
Sales and marketing expenses increased by $93 million, or 19%, for the third quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by an increase of $54 million in advertising expenses and an increase of $35 million in personnel-related compensation expenses.
Sales and marketing expenses increased by $273 million, or 18%, during the first nine months of 2025, compared to the same period of 2024. The increase was primarily driven by an increase of $187 million in advertising expenses, and an increase of $81 million in personnel-related compensation expenses.
Research and Development

Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Research and development	$289	$355	23%	$871	$1,012	16%
Research and development expenses increased by $66 million, or 23%, for the third quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by an increase of $79 million in personnel-related compensation expenses, partially offset by an increase in capitalized software and website development costs of $36 million.
Research and development expenses increased by $141 million, or 16%, during the first nine months of 2025, compared to the same period of 2024. The increase was primarily driven by an increase of $185 million in personnel-related compensation expenses, partially offset by an increase in capitalized software and website development costs of $88 million.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

General and administrative	$315	$400	27%	$1,128	$1,120	(1)%
General and administrative expenses increased by $85 million, or 27%, for the third quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by an increase of $41 million in legal, tax, and regulatory expenses and an increase of $17 million in transaction-related costs.
General and administrative expenses remained materially consistent during the first nine months of 2025, compared to the same period of 2024, except for a decrease of $76 million in office lease impairment expenses and an increase of $46 million in transaction-related costs.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Depreciation and amortization	$138	$169	22%	$420	$480	14%
Depreciation and amortization expenses increased by $31 million, or 22%, for the third quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by an increase of $13 million in amortization expense related to increased capitalized software and website development costs and an increase of $12 million in depreciation expense related to equipment for merchants.

Depreciation and amortization expenses increased by $60 million, or 14%, during the first nine months of 2025, compared to the same period of 2024. The increase was primarily driven by an increase of $37 million in amortization expense related to increased capitalized software and website development costs and an increase of $19 million in depreciation expense related to equipment for merchants.
Restructuring Charges
Restructuring charges primarily consist of separation-related payments and other termination benefit costs associated with restructuring activities.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Restructuring charges	$—	$1	*	$—	$2	*
*Percentage not meaningful
Restructuring charges were not material in the periods presented.
Interest Income, Net
Interest income, net primarily consists of interest earned on our cash, cash equivalents, and marketable securities, net of interest costs, as well as interest earned on cash held in escrow under the Escrow Agreement as defined in Note 9 - "Commitments and Contingencies" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Interest income, net	$54	$71	31%	$148	$169	14%
Interest income, net increased by $17 million, or 31%, for the third quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by interest earned on cash held in escrow under the Escrow Agreement, partially offset by decreases in investment balances and average interest rates.
Interest income, net increased by $21 million, or 14%, for the first nine months of 2025, compared to the same period of 2024. The increase was primarily driven by interest earned on cash held in escrow under the Escrow Agreement, partially offset by a decrease in average interest rates.
Other Expense, Net
Other expense, net primarily consists of changes in fair value of the deal-contingent forward contract (the "Deal-Contingent Forward") that we entered into with Bank of America, N.A. on May 6, 2025 to manage the risk of variability in foreign exchange rates related to the Pounds Sterling (“GBP”)-denominated purchase price of our acquisition of Deliveroo. The Deal-Contingent Forward had a notional amount of £2.8 billion and was deliverable based on a variable forward rate, with settlement contingent upon the closing of the transaction. For further information on the Deal-Contingent Forward, see Note 14 - "Derivative", and for further information on the closing of the Deliveroo acquisition in October 2025, see Note 15 - “Subsequent Events”, each included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q. Other expense, net also includes adjustments to non-marketable equity securities, including impairment, as well as gains and losses from transactions denominated in a currency other than the functional currency.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Other expense, net	$(6)	$(81)	1,250%	$(13)	$(28)	115%
Other expense, net increased by $75 million for the third quarter of 2025, compared to the same quarter of 2024. The increase was primarily driven by a change in fair value of the Deal-Contingent Forward.

Other expense, net increased by $15 million for the first nine months of 2025, compared to the same period of 2024. The increase was primarily driven by a change in fair value of the Deal-Contingent Forward.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2024	2025	% Change	2024	2025	% Change

Provision for (benefit from) income taxes	$(6)	$5	*	$2	$(2)	*
*Percentage not meaningful
The provision for income taxes for the third quarter of 2025 was primarily attributable to state and foreign income tax expenses. The benefit from income taxes for the same quarter of 2024 was primarily driven by 2023 losses generated in non-U.S. jurisdictions for which a tax benefit can be realized.
The benefit from income taxes for the first nine months of 2025 was primarily attributable to a one-time tax benefit from the release of a portion of the U.S. valuation allowance in connection with the acquisitions that occurred during the year, offset by state and foreign income tax expenses. The provision for income taxes for the first nine months of 2024 was primarily driven by foreign tax expense, offset by the tax benefit associated with 2023 losses in non-U.S. jurisdictions for which a tax benefit can be realized.
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
On July 4, 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations. This new legislation has no material impact on our condensed consolidated financial statements.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025

Cost of revenue, exclusive of depreciation and amortization	$1,374	$1,687	$4,089	$4,803
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(36)	(39)	(110)	(110)
Allocated overhead	(9)	(12)	(26)	(30)
Adjusted cost of revenue	$1,329	$1,636	$3,953	$4,663
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

The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025

Sales and marketing	$483	$576	$1,496	$1,769
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(30)	(28)	(88)	(87)
Allocated overhead	(6)	(6)	(18)	(18)
Adjusted sales and marketing	$447	$542	$1,390	$1,664
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
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025

Research and development	$289	$355	$871	$1,012
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(126)	(133)	(381)	(390)
Allocated overhead	(7)	(7)	(18)	(21)
Adjusted research and development	$156	$215	$472	$601
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

The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025

General and administrative	$315	$400	$1,128	$1,120
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(83)	(61)	(255)	(193)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(13)	(48)	(150)	(106)
Transaction-related costs	—	(17)	(2)	(48)
Office lease impairment expenses	—	—	(83)	(7)
Allocated overhead from cost of revenue, sales and marketing, and research and development	22	25	62	69
Adjusted general and administrative	$241	$299	$700	$835
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
Gross profit is the most directly comparable financial measure to Contribution Profit. The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2024	2025	2024	2025

Revenue	$2,706	$3,446	$7,849	$9,762
Less: Cost of revenue, exclusive of depreciation and amortization	(1,374)	(1,687)	(4,089)	(4,803)
Less: Depreciation and amortization related to cost of revenue	(49)	(70)	(153)	(184)
Gross profit	$1,283	$1,689	$3,607	$4,775
Gross Margin	47.4%	49.0%	46.0%	48.9%
Less: Sales and marketing	$(483)	$(576)	$(1,496)	$(1,769)
Add: Depreciation and amortization related to cost of revenue	49	70	153	184
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	66	67	198	197
Add: Allocated overhead included in cost of revenue and sales and marketing	15	18	44	48
Contribution Profit	$930	$1,268	$2,506	$3,435
Contribution Margin	34.4%	36.8%	31.9%	35.2%

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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2024	2025	2024	2025

Gross profit	$1,283	$1,689	$3,607	$4,775
Add: Depreciation and amortization related to cost of revenue	49	70	153	184
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	36	39	110	110
Add: Allocated overhead included in cost of revenue	9	12	26	30
Adjusted Gross Profit	$1,377	$1,810	$3,896	$5,099
Adjusted Gross Margin	50.9%	52.5%	49.6%	52.2%
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
The following table provides a reconciliation of net income (loss) attributable to DoorDash, Inc. common stockholders to Adjusted EBITDA, and a reconciliation of net income (loss) including redeemable non-controlling interests to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2025	2024	2025

Net income (loss) attributable to DoorDash, Inc. common stockholders	$162	$244	$(18)	$722
Add: Net loss attributable to redeemable non-controlling interests	(1)	(1)	(4)	(3)
Net income (loss) including redeemable non-controlling interests	$161	$243	$(22)	$719
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	13	48	150	106
Transaction-related costs	—	17	2	48
Office lease impairment expenses	—	—	83	7
Restructuring charges	—	1	—	2
Provision for (benefit from) income taxes	(6)	5	2	(2)
Interest income, net	(54)	(71)	(148)	(169)
Other expense, net(2)	6	81	13	28
Stock-based compensation expense and certain payroll tax expense	275	261	834	780
Depreciation and amortization expense	138	169	420	480
Adjusted EBITDA	$533	$754	$1,334	$1,999
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
(2)Consists primarily of a non-cash change in fair value of the Deal-Contingent Forward during the three months ended September 30, 2025.
Free Cash Flow
We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Nine Months Ended September 30,
(in millions)	2024	2025

Net cash provided by operating activities	$1,614	$2,010
Purchases of property and equipment	(72)	(203)
Capitalized software and website development costs	(160)	(235)
Free Cash Flow	$1,382	$1,572

Net cash used in investing activities	$(281)	$(1,274)
Net cash provided by (used in) financing activities	$(211)	$2,379
Credit Facility
On November 19, 2019, we entered into a revolving credit and guaranty agreement with certain lenders, which, as most recently amended and restated on April 26, 2024, provides for an $800 million unsecured revolving credit facility maturing on April 26, 2029, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $600 million. As of September 30, 2025, we were in compliance with the covenants under the revolving credit and guaranty agreement. As amended and restated, the credit agreement contains customary affirmative covenants, as well as customary negative covenants that restrict our ability and our subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, declare cash dividends or make certain other distributions, repurchase stock, merge or consolidate with other companies or sell substantially all of our and our subsidiaries' assets, taken as a whole, make investments and loans, and engage in certain transactions with affiliates. The Company must also maintain compliance with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the credit agreement. As of December 31, 2024 and September 30, 2025, no revolving loans were outstanding and $112 million and $61 million of letters of credit were issued under our revolving credit facility, respectively.
Liquidity and Capital Resources
As of September 30, 2025, our principal sources of liquidity were cash, cash equivalents, and marketable securities of $5.1 billion, which consisted of cash and cash equivalents of $3.3 billion, short-term marketable securities of $964 million, and long-term marketable securities of $849 million. Additionally, funds held at payment processors of $377 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks, as well as institutional money market funds. Marketable securities consisted of certificates of deposit, commercial paper, corporate bonds, U.S. government agency securities, U.S. Treasury securities, and mutual funds.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $4.5 billion as of September 30, 2025. We have historically funded our operations from cash from operations as well as the issuance of equity securities, including in our initial public offering in December 2020. We have also completed debt financings, such as our recent issuance of $2.75 billion aggregate principal amount of 0% Convertible Senior Notes due 2030 (the “2030 Notes”) in May 2025. We intend to use the net proceeds from the 2030 Notes for general corporate purposes. For additional information regarding the 2030 Notes, see Note 8 - "Convertible Notes, Net" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.

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
In February 2025, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that we previously announced in February 2024. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We have entered into, and may, from time to time, enter into, Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. We may or may not repurchase any portion of the total authorized amount, and the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of September 30, 2025, $5.0 billion remained available under the repurchase authorization.
Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain merchants, consumers, and Dashers that utilize our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, the expansion of sales and marketing activities, the timing and extent of spending for policy and worker classification initiatives, and the occurrence of certain conditions triggering the 2030 Notes' conversion feature, which will be required to be settled partially or entirely in cash, or our repurchase of some or all of the 2030 Notes. Further, we have in the past entered into, and may in the future enter into additional, arrangements to acquire or invest in businesses, products, services, and technologies. For example, we recently closed our acquisition of Deliveroo for total cash consideration of approximately £2.8 billion (the "Deliveroo Transaction").. For additional information regarding the Deliveroo Transaction, see Note 9 - "Commitments and Contingencies" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q. In addition, the 2030 Notes will mature on May 15, 2030, unless earlier repurchased, redeemed or converted. Before November 15, 2029, noteholders will have the right to convert the 2030 Notes only upon the occurrence of certain events. From and after November 15, 2029, noteholders may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either in cash or in a combination of cash and shares of our Class A common stock, provided that, at least the principal amount of the 2030 Notes being converted will be paid in cash, which could adversely affect our liquidity. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2024	2025

Net cash provided by operating activities	$1,614	$2,010
Net cash used in investing activities	(281)	(1,274)
Net cash provided by (used in) financing activities	(211)	2,379
Foreign currency effect on cash, cash equivalents, and restricted cash	4	63
Net increase in cash, cash equivalents, and restricted cash	$1,126	$3,178
Operating Activities
Cash provided by operating activities was $2.0 billion for the first nine months of 2025. This consisted of net income including redeemable non-controlling interests of $719 million, adjusted for non-cash stock-based compensation expense of $775 million, non-cash depreciation and amortization expense of $480 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $83 million, amortization of deferred contract costs of $55 million, a $12 million change in fair value of our deal-contingent forward contract, non-cash office lease impairment expenses of $7 million, and other net non-cash expenses of $45 million, offset by $166 million net outflows from changes in operating assets and liabilities primarily driven by changes in prepaid expenses and other current assets, other assets and accounts receivable, net, and payments for operating lease liabilities, partially offset by changes in accrued expenses and other current liabilities.
Cash provided by operating activities was $1.6 billion for the first nine months of 2024. This consisted of a net loss including redeemable non-controlling interests of $22 million and other net non-cash adjustments of $17 million, offset by non-cash stock-based compensation expense of $828 million, non-cash depreciation and amortization expense of $420 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $77 million, amortization of deferred contract costs of $43 million, and non-cash office lease impairment expenses of $83 million, as well as $202 million net inflows from changes in operating assets and liabilities primarily driven by an increase in accrued expenses and other current liabilities, partially offset by increases in prepaid expenses and other current assets and accounts receivable, net.
Investing Activities
Cash used in investing activities was $1.3 billion for the first nine months of 2025, which consisted of cash paid for acquisitions, net of cash acquired, of $1.2 billion, purchases of marketable securities of $1.1 billion, purchases of property and equipment of $203 million, cash outflows for capitalized software and website development costs of $235 million, and purchases of non-marketable equity securities of $5 million, partially offset by proceeds from maturities and sales of marketable securities of $1.5 billion.
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
Financing Activities
Cash provided by financing activities was $2.4 billion for the first nine months of 2025, which primarily consisted of proceeds from issuance of the 2030 Notes of $2.7 billion, proceeds from issuance of warrants of $341 million, and proceeds from exercise of stock options of $8 million, partially offset by purchase of convertible note hedges of $680 million and other financing activities of $10 million.
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
Based on our investment portfolio balance as of September 30, 2025, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
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
The aggregate carrying value of our non-marketable equity investments was $47 million as of September 30, 2025. Adjustments or impairments are recorded in other expense, net in the condensed consolidated statements of operations and establish a new carrying value for the investment.
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
We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three and nine months ended September 30, 2025. Based on our foreign currency exposures from monetary assets and liabilities as of September 30, 2025, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
The purchase price of the Deliveroo Transaction was denominated in GBP. To manage the risk of variability in foreign exchange rates related to the purchase price, we entered into the Deal-Contingent Forward on May 6, 2025. The Deal-Contingent Forward had a notional amount of approximately £2.8 billion and was deliverable based on a variable forward rate, consisting of (i) a base rate ranging from 1.33950 to 1.34084, plus (ii) a premium rate ranging from 0.00705 to 0.01509, depending on the expected dates of settlement and closing, respectively. Settlement of the Deal-Contingent Forward was contingent upon the closing of the Deliveroo Transaction. Although the Deal-Contingent Forward was an effective economic hedge, it did not qualify for hedge accounting. The fair value of the Deal-Contingent Forward as of September 30, 2025 was $12 million, recorded in Accrued expenses and other current liabilities on the condensed consolidated balance sheets, and an unrealized loss of $81 million and $12 million was recognized during the three and nine months ended September 30, 2025, respectively, reported in other expense, net in the condensed consolidated statements of operations. For further information on the Deal-Contingent Forward, see Note 14 - "Derivative", and for further information on the closing of the Deliveroo Transaction in October 2025, see Note 15 - “Subsequent Events”, each included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.
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
Changes in Internal Control
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are currently involved in putative class actions, representative actions, such as those brought under California Labor Code Private Attorneys General Act (“PAGA”), and individual claims, both in court as well as arbitration, and other matters challenging the classification of Dashers on our platform as independent contractors. Various other Dashers have challenged or threatened to challenge, and may challenge in the future, their classification on our platform as an independent contractor under U.S. federal and state and international law, seeking monetary, injunctive, or other relief. We are currently involved in a number of such actions filed by individual Dashers, with many additional claims threatened, including those brought in, or compelled pursuant to our independent contractor agreement to, individual arbitration. In addition, in June 2020, the San Francisco District Attorney filed an action in the Superior Court of California, County of San Francisco, alleging that we misclassified California Dashers as independent contractors as opposed to employees in violation of the California Labor Code and the California Unfair Competition Law, among other allegations. This action was resolved in September 2025 for $2 million and no injunctive relief.
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
Regulatory and administrative investigations, audits, demands, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models and pay practices, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, we have recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2025. We are currently the subject of government investigations, audits, demands, and inquiries in other jurisdictions as well, and we may in the future settle, or record accruals with respect to, such matters. Further, the results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
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
While we achieved net income in the three and nine months ended September 30, 2025 and in the year ended December 31, 2024, we incurred net losses in each preceding year since our founding. We incurred a net loss of $18 million in the nine months ended September 30, 2024, and as of September 30, 2025, we had an accumulated deficit of $4.5 billion. We expect our costs will increase over time and we expect to invest significant additional funds towards growing our business. To the extent that we are unable to earn sufficient revenue to offset such costs, we may incur losses in certain future periods. We have expended and expect to continue to expend substantial financial and other resources on developing our platform, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, expanding into new markets and categories, and increasing our sales and marketing efforts. These efforts may be more costly than we expect and may not result in sufficient increased revenue or growth in our business to offset such costs. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving, maintaining, or increasing profitability on a consistent basis, which could also negatively impact our cash flow. If we are unable to successfully address these risks and challenges as we encounter them, our business, financial condition, and results of operations could be adversely affected.
In addition, the stock-based compensation expense related to our restricted stock units ("RSUs") and other outstanding equity awards will result in increased expenses in future periods. As of September 30, 2025, we had $2.0 billion of unrecognized stock-based compensation expense related to RSUs and other outstanding equity awards.
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
Our current and future competitors may enjoy competitive advantages such as greater name recognition, longer operating histories, market-specific knowledge, established relationships with local merchants and suppliers, larger existing user bases, more successful marketing capabilities, established geographic footprints and infrastructure, and substantially greater financial, technical, and other resources than we have. For example, with grocery delivery, we compete with established grocery chains that have strong bargaining power, established relationships with suppliers, and their own delivery fleets. Greater financial resources and product development capabilities may allow these competitors to respond more quickly and efficiently to new or emerging technologies and changes in merchant, consumer, and Dasher preferences that may render our platform less attractive or obsolete. If certain merchants choose to partner with our competitors in a specific geographic market, if merchants choose to engage exclusively with our competitors, or if merchants decide to not partner with us at all, we may lack a sufficient variety and supply of merchant options or lack access to the most popular merchants, such that our offering would become less appealing to consumers. Our competitors have completed in the past, and may complete in the future, acquisitions or establish cooperative or other strategic relationships among themselves or with others, including by integrating their services or membership products with the offerings of another company that provides expanded distribution. Our competitors have introduced in the past, and may introduce in the future, new offerings with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. Such efforts may lead us to lose consumers or access to new consumers or require us to increase our marketing or promotional expenses or otherwise increase investment in our service in order to maintain our position with existing and new consumers.
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
We rely on merchants on our platform to provide quality goods to our consumers at expected price points. If these merchants experience difficulty servicing consumer demand, producing quality goods, or meeting our requirements and standards, or price their goods on our platform at unreasonable rates, our reputation and brand could be damaged. An increase in merchant operating costs, whether due to inflation or otherwise, could cause merchants on our platform to raise prices, renegotiate commission rates, or cease operations, which could in turn adversely affect our revenue, operational costs, and efficiency. Further, some items on our platform are listed at higher prices relative to their in-store prices. This practice can negatively affect consumer perception of our platform and could result in a decline in consumers or order volume, or both, which could adversely affect our business, financial condition, and results of operations.
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
As part of our business strategy, we will continue to consider a wide array of strategic transactions, including acquisitions of, and investments in, businesses, technologies, intellectual property, services, and other assets and arrangements that may complement our business. We have previously acquired and invested in, and continue to evaluate, targets that operate in relatively nascent markets and there is no assurance that such acquired businesses, or any investment or strategic transaction that we enter into, will be successfully integrated into our business, generate revenue, or achieve any expected benefits on a timely basis or at all.
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
•challenges relating to the structure of an investment, such as governance, accountability, operations, expense sharing, and decision-making conflicts. that may arise in the context of a joint venture or other majority ownership investment;

•challenges with integrating the brand identity of an acquired company with our own;
•difficulties in operating a geographically dispersed organization, including as a result of different time zones, languages, and cultural, political, and business practices;
•currency, regulatory, geopolitical, and compliance risks associated with non-U.S. jurisdictions and entry into new markets;
•diversion of financial and management resources from existing operations or alternative acquisition or investment opportunities;
•failure to realize the anticipated benefits or synergies of a transaction;
•failure to identify and/or sufficiently mitigate against the problems, liabilities, or other shortcomings or challenges of an investment or acquired business, technology, or asset, including issues related to intellectual property, regulatory compliance practices, labor, litigation, privacy, security vulnerabilities, trust and safety practices, brand management, revenue recognition or other accounting practices, or employee or user issues;
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
We have significant international operations, and we expect to continue to make significant investments in non-U.S. countries as part of our growth strategy. We currently operate in over 40 countries across the globe, including those we now operate in as a result of the recent completion of our acquisition of Deliveroo. Our operations outside of the United States require significant operating expenses and management attention in order to oversee operations over broad geographic areas with varying regulations, cultural norms, and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. Our international operations and our plans for investment in non-U.S. jurisdictions subject us to a number of risks and we may not be successful in our international operations for a variety of reasons, including:
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
•competition from local incumbents or other industry participants that better understand the local area and culture, may market, invest, and operate more effectively, and may enjoy greater local affinity or awareness;
•differing demand dynamics and difficulty accurately predicting consumer preferences and purchasing habits, which may make our platform less successful;
•difficulty localizing, or an inability to localize, services for merchants, consumers, and Dashers in non-U.S. jurisdictions;
•difficulty complying with varying laws, regulatory standards or other requirements from applicable authorities across jurisdictions, including with respect to labor and employment, data privacy, data protection, tax, export control and sanctions, public health, marketing practices, sales of regulated products, payment processing, transactions, and local regulatory restrictions;
•increased financial accounting and reporting requirements and complexities, including with respect to revenue recognition and similar accounting principles;
•difficulties with communication and information sharing as a result of communication barriers, cultural norms and customs, the use of systems that have yet to be fully integrated, and differing legal, compliance, trust and safety, accounting, and financial standards, especially as it relates to compliance with laws, internal controls and processes, and financial reporting;
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
Demand for our platform is highly sensitive to a range of factors, including the price of the goods delivered, the amount of compensation and gratuities required to attract and retain Dashers, incentives paid to Dashers, and the fees and commissions we charge merchants and consumers. Many factors, including operating costs, legal and regulatory requirements, constraints, or changes, and our current and future competitors’ pricing and marketing strategies, could significantly affect our pricing strategies. For example, some jurisdictions in which we operate have established minimum earnings standards for certain delivery workers, including Dashers, and other types of regulation, and we expect other such measures may be enacted in the future. These minimum earnings standards and similar regulations have caused, and may in the future cause, us to increase the fees we charge to consumers and merchants.
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
We believe that building a strong reputation and brand and continuing to increase the strength of the local network effects among the merchants, consumers, and Dashers that use our platform are critical to our ability to attract and retain all three constituencies and increase their engagement with our platform. Similarly, maintaining and enhancing the DoorDash, Deliveroo, and Wolt reputation and brands will be particularly important for our continued growth both within and outside the United States. Successfully maintaining, protecting, and enhancing our reputation and brand and increasing the local network effects of our platform will depend on the success of our marketing efforts, our ability to provide consistent, high-quality services and support, and our ability to successfully secure, maintain, and defend our rights to use the “DoorDash”, "Deliveroo", and "Wolt" marks, our logos, and other trademarks important to our brand, as well as a number of other factors, many of which are outside our control. Our users have a wide variety of options for delivery of goods, including other local commerce platforms and services, and consumer preferences may also change. To expand our user base, we must appeal to new users who may have historically used other methods of delivering goods or other local commerce platforms.
Our reputation, brand, and ability to build trust with merchants, consumers, and Dashers may be adversely affected by complaints and negative publicity about us, our platform, merchants, and Dashers that utilize our platform or our competitors’ platforms, even if factually incorrect or based on isolated incidents. The effect of negative publicity could be exacerbated to the extent dissatisfaction with, or complaints concerning, us either originate or are rapidly disseminated via social media platforms and we are unable to stem, correct, or counter the messaging. Any such expressions of dissatisfaction or complaints, even if ultimately concluded to be unfounded or successfully resolved without direct adverse financial effects, could still harm our brand, reputation, and local network effects. Negative perception of our platform or company may result from:
•complaints or negative publicity about us, our business model, our platform, services or items provided through our platform, including highly regulated products, Dashers, merchants, consumers, or our policies and guidelines, including Dasher pay and work authorization;
•missing or incorrect items, inaccurate orders, or cancelled orders;
•illegal, negligent, reckless, or otherwise inappropriate behavior by users or third parties;
•food tampering or inappropriate or unsanitary food preparation, handling, or delivery;
•traffic accidents caused by, or involving, Dashers or any party associated with us or death or serious injury involving a Dasher or any party associated with us;
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
•our operations in regions that are or become subject to geopolitical instability, conflict, or economic sanctions, and any negative consequences of such operations to us, merchants, consumers, or Dashers; or
•any of the foregoing with respect to our competitors, to the extent such resulting negative perception affects the public’s perception of us or our industry as a whole.
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
Our business involves the collection, storage, transmission, and other processing of personal data and other sensitive and proprietary data of merchants, consumers, and Dashers. Additionally, we maintain sensitive and proprietary data relating to our business, including our own proprietary data and personal data relating to our employees. Cybersecurity incidents are increasing in severity and sophistication and can originate with external actors or with our employees and contractors, whether acting maliciously or by inadvertently providing access to an external party or having their credentials compromised by an external party. Further, over the past several years, there has been and continues to be a heightened risk of cybersecurity incidents sponsored by state actors or state-affiliated actors. In addition to other vectors, cybersecurity incidents can originate on our vendors’ systems, which can be leveraged to access our websites, platforms, and data, including personal data. We and our vendors have previously experienced these types of breaches and other incidents. For example, in August 2022, we reported an incident affecting one of our vendors that resulted in unauthorized access to personal data of certain consumers and Dashers. We have undertaken steps to enhance our cybersecurity and governance program, which include adding security layers around data, improving access controls, hiring additional personnel with cybersecurity experience, and using outside expertise to identify and repel threats. We cannot assure you that all potential causes of these incidents have been identified and remediated or will not lead to recurrence or other incidents.
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
In addition, any new products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Merchants, consumers, and Dashers may delay adoption and use of new products and services to permit them to make a more thorough evaluation of those products and services and to compare them against potentially competitive products in the market. Further, we may make changes to our platform and platform strategy that merchants, consumers, or Dashers do not find useful and we may discontinue certain products, services, or features that merchants, consumers, or Dashers have otherwise enjoyed. To the extent that discontinued products, services, or features remain subject to a current contract with the applicable third party, we may incur costs with respect to our determination to discontinue those products, services, or features. Failure to effectively manage our platform and platform strategy could lead to merchant, consumer, or Dasher dissatisfaction and contractual liabilities, which could adversely affect our business and operating results. If existing and new merchants and consumers do not perceive the delivery services provided by Dashers that utilize our platform to be reliable, safe, and affordable, or if we fail to offer new and relevant services and features on our platform, we may not be able to attract or retain merchants, consumers, or Dashers or to increase their use of our platform, any of which could adversely affect our business, financial condition, and results of operations.
Further, if competitors introduce new features, offerings, or technologies, or if new industry standards and practices or consumer trends emerge, our existing technology, services, websites, and mobile applications may become less popular or obsolete. For example, companies operating in different industries are developing and have begun implementing autonomous technologies, and we believe that they may use these technologies to compete with us in the delivery or logistics industries. Our competitors may develop and commercialize autonomous and drone delivery technologies at scale before we or our partners do. In the event that our competitors bring autonomous or drone delivery to market or scale those technologies before we do, or their technology is, or is perceived to be, superior to our or our partners’ technology, they may be able to leverage such technology to compete more effectively with us, which could adversely affect our business, financial condition, and results of operations. Our future success could depend in large part on our ability to invest in, develop, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner. In addition, new or existing regulatory restrictions in this area may impair our ability to deploy technology that we believe may allow our platform to operate more efficiently and effectively.
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
We face certain risks in connection with our self-operated convenience, grocery, and other retail businesses, including DashMart, Wolt Market and the recently-acquired Deliveroo Hop. To build and expand our self-operated businesses, we have made substantial investments, including in establishing and managing a reliable supply chain for in-store products, establishing supply-related contractual partnerships, leasing premises, hiring personnel, and rolling out relevant technologies and processes. We plan to continue to invest in such businesses in the future. The maintenance and expansion of our self-operated businesses, whether organic or inorganic, requires significant investments, and there is no assurance that we will realize any of the anticipated benefits. In locations where we operate DashMart, Wolt Market and Deliveroo Hop, we may not be able to generate a sufficient number of orders to cover our fixed costs and make such services viable and we may incur significant costs before we can determine the viability of these locations. Our self-operated retail locations also expose us to different regulatory requirements and risks than our Marketplaces and Commerce Platform, in particular with respect to food safety, permit and license requirements, and zoning restrictions, and certain other business risks, including inventory shrinkage and the impact of changing economic policy on the cost of goods resold by DashMart, Wolt Market and Deliveroo Hop. Our expansion into convenience, grocery, and other retail categories may also result in the diversion of management’s attention from other business opportunities as well as the diversion of resources from support functions, which could adversely affect our business, financial condition, and results of operations.

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
Our business is highly dependent on consumer spending habits and Dasher behavior patterns, each of which have a significant impact on our growth and expenses. We experience changes in consumer activity over the course of the calendar year, although our rapid growth in historical periods has made, and may continue to make, seasonal fluctuations difficult to detect. For example, consumer activity is often impacted by weather. We generally see increases in consumer demand in colder or more inclement weather, while we generally see decreases in consumer demand in warmer or sunny weather. In contrast, the number of available Dashers has decreased, and is generally expected to decrease, during periods of cold or inclement weather when we need more Dashers available to fulfill orders driven by increased consumer demand. In such instances, we typically rely on incentive pay to attract sufficient Dashers to maintain the quality of our platform, which increases our costs. Further, severe weather can cause businesses, including restaurants, to close, making it impossible to fulfill related deliveries. We also benefit from increased order volume in our campus markets when school is in session, and we experience a decrease in order volume when school is not in session and during summer breaks and other vacation periods, causing adverse effects to our business during impacted periods. Seasonality will likely cause fluctuations in our financial results on a quarterly basis. In addition, other seasonal trends may develop and the existing seasonal trends that we experience may become more pronounced and contribute to greater fluctuations in our results of operations as we continue to scale and our growth slows. As such, we may not accurately forecast our results of operations and we may not be able to adjust our spending quickly enough if our revenue is less than expected, causing our results of operations to fail to meet our expectations or the expectations of investors.
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
We are subject to foreign currency exchange risk as a result of our operations in non-U.S. countries. When conducting business in non-U.S. countries, including through our subsidiaries and affiliates, such business is typically denominated in the local currency of the respective country, which exposes us to the risk of fluctuations in foreign currency exchange rates. Our primary foreign currency exposure includes the Euro, the Canadian dollar, the Israeli shekel, and the Australian dollar. As we continue to expand globally, our foreign currency exposure is expected to increase. Additionally, because our financial statements are presented in U.S. dollars, local functional currencies will be converted into U.S. dollars at the applicable exchange rates for inclusion in our financial statements, thereby increasing our foreign exchange translation risk.
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
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems, or the existing systems and third-party software applications that we rely on for financial reporting, do not perform as expected, we may experience further deficiencies in our controls and we may not be able to meet our financial reporting obligations. We also need to implement, integrate, and maintain effective internal control over financial reporting at companies we acquire, which involves significant time and resources, and any failure to do so could impact our ability to meet our financial reporting obligations.
Our current controls and any new controls that we develop may become inadequate because of changes in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
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
We incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, and in support of internal business operations, and these applications may become important in our operations over time. The procurement of third-party AI tools and the development of our own have required and are expected to continue requiring significant investment, and if, for the reasons described below and other reasons, we are unable to realize the benefits of this investment, our business, financial condition, and results of operations could be adversely affected. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, or otherwise leverage AI in a manner that adversely impacts our business, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, inappropriate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties or violations of other rights of third parties, we may be subject to legal claims or liability and our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to the use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and results of operations. AI also presents emerging ethical and regulatory issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the development of government regulation of AI and automated decision-making technology more generally, may require significant resources to develop, test, and maintain our platform, offerings, services, and features to help us implement AI and automated decision-making technology more generally in a manner that complies with applicable laws and regulations and ethically in order to minimize unintended, harmful impact. Increased regulation could also limit or impair our ability to develop and deploy AI technology within our platform that would otherwise be beneficial to us or merchants, consumers and Dashers.

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
We track certain operational metrics, including merchant, consumer, and Dasher counts, key business and non-GAAP metrics, such as Total Orders, Marketplace GOV, Contribution Profit, Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow, and certain other metrics required by regulatory and administrative bodies, such as the monthly active recipients of our services in the EU (as required by Article 24(2) of the Digital Services Act), with internal systems and tools that are not independently verified by any third party and those operational metrics may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. In addition, while we track these metrics during the quarter, system limitations and the auditing process may result in the metrics that we publicly disclose differing materially from the estimated amounts that were tracked during that same period. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. For example, the accuracy of our operating metrics could be impacted by fraudulent users of our platform, and further, we believe that there are consumers who have multiple accounts, even though this is prohibited in our terms of service and we implement measures to detect and prevent this behavior. Consumer usage of multiple accounts may cause us to overstate the number of consumers on our platform. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, investors may lose confidence in our operating metrics and business and we expect that we could be subject to legal claims, including securities class action lawsuits, and our business, reputation, financial condition, and results of operations could be adversely affected.

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
We have been involved in and continue to be involved in numerous legal proceedings related to Dasher classification. We are currently involved in actions brought, for example, pursuant to PAGA, and individual actual or threatened claims, including those brought in arbitration or compelled pursuant to the terms of our independent contractor agreements to arbitration, challenging the classification of Dashers that utilize our platform as independent contractors.
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
With the breadth of our geographic scope, the classification of Dashers that utilize our platform as independent contractors may be subject to challenge in other jurisdictions. In particular, through Wolt and Deliveroo, we are subject to local regulations and challenges in various jurisdictions related to the classification of Wolt courier partners and Deliveroo riders as independent contractors. For example, in May 2025, the Supreme Administrative Court in Finland issued a decision that courier partners in Finland were employees, but excluded from the Working Hours Act, resulting in Wolt not being responsible for keeping statutory records of Wolt courier partners' working hours. We are seeking an annulment of this decision. We are, and may continue to be, subject to similar actions in other jurisdictions. In addition, other jurisdictions are considering changing the standards used to determine worker classification, which may impact the classification of Dashers using our platform. For example, the EU's Platform Work Directive, which entered into force in December 2024, requires EU member states to transpose its requirements to their national laws, including enacting new national laws for determining worker classification of platform workers, and may involve differing implementation by the various member states. Such EU-wide legislative reforms may adversely affect our ability to operate our current independent contractor model within the European Economic Area (the "EEA").
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
We face potential liability, legal expenses, and harm to our business relating to the nature of our business generally, and with the delivery services we facilitate in particular. Specifically, we are subject to claims, lawsuits, arbitration proceedings, government investigations, audits, and demands, and other legal, regulatory, and administrative proceedings, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, intellectual property disputes, marketing and advertising to merchants, consumers, and Dashers, compliance with regulatory requirements, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations, and legal or regulatory proceedings as our business grows and as we deploy new services. We are also subject to claims, lawsuits, and other legal proceedings seeking to hold us vicariously liable for the actions of merchants, consumers, and Dashers.
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
We also face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to Dashers regarding, among other things, the classification of Dashers that utilize our platform as well as our Dasher pay models, including claims regarding disclosures we make with respect to Dasher earnings, service fees, delivery fees, and gratuities, the process of signing up to become a Dasher, including our background check processes, removal of platform access, and the nature and frequency of our communications to Dashers via email, text, or telephone. We also face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to consumers regarding, among other things, disclosures we make with respect to sales tax, consumer fees, gratuities, sign up and cancellation of subscription services, the local delivery fulfillment services we facilitate, discrepancies between the items on our websites and consumer applications and the items advertised at the merchants from which such items are delivered, and the nature and frequency of our marketing communications to consumers via email, text, or telephone. In addition, we face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to merchants regarding, among other things, menu pricing, exclusivity arrangements, and the listing of merchants on our platform without an agreement. Finally, we face potential liability and expense for claims relating to the information that we publish on our websites and mobile applications, including claims for trademark and copyright infringement, defamation, libel, and negligence, among others.
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and other anti-corruption, anti-bribery, and anti-money laundering laws in the jurisdictions in which we do business, both domestic and abroad, including EU anti-money laundering directives and related regulations in connection with our operations in Europe. The FCPA and other applicable anti-bribery and anti-corruption laws generally prohibit us and our employees from improperly influencing government officials or commercial parties in order to obtain or retain business, direct business to any person, or gain any improper advantage. These laws may also hold us liable for acts of corruption and bribery committed by our third-party business partners, representatives, and agents who are acting on our behalf. We and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries and our employees, representatives, contractors, and agents, even if we do not explicitly authorize such activities. In addition, we may be subject to liability, including penalties and fines, for any failure to satisfy certain requirements under anti-money laundering laws, such as meeting local “know your customer” and ongoing due diligence standards. For example, in connection with our operations in Europe, we could be liable for penalties of up to 10% of our revenue in a fiscal year in the event that our anti-money laundering compliance measures are found to be insufficient. All of these laws may also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies or applicable law, for which we may be ultimately held responsible, and our exposure for violating these laws increases as our international presence expands, including as a result of our recent acquisitions, and as we increase sales and operations in non-U.S. jurisdictions. Any violation of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, imposition of significant legal fees, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, substantial diversion of management’s attention, a drop in our stock price, or overall adverse consequences to our business, all of which may have an adverse effect on our reputation, business, financial condition, and results of operations.
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

We primarily rely on third-party payment processors to process payments made to merchants and Dashers and to process payments made by consumers, and if we cannot manage our relationships with such third parties and other related risks, our business, financial condition, and results of operations could be adversely affected.
We primarily rely on a third-party payment processor, Stripe, to process payments made to merchants and Dashers and third-party payment processors to process payments made by consumers, primarily Stripe and PayPal. Under our commercial agreements with Stripe and PayPal, each of these parties may terminate our relationship with advanced notice. If both Stripe and PayPal terminate their relationship with us or refuse to renew their agreements with us on commercially reasonable terms, we would be required to find alternate payment processors and may not be able to secure similar terms or a suitable replacement in an acceptable time frame. Further, the software and services provided by a replacement for Stripe or PayPal may not meet our expectations, may contain errors or vulnerabilities, and could be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions, verify payment information, or make timely payments to merchants and Dashers, any of which could disrupt our business for an extended period of time, make our platform less convenient and attractive to users, result in losses and legal liability to us, and adversely affect our ability to attract and retain qualified merchants, consumers, and Dashers.
We also provide Dashers in the U.S. with access to certain banking services that facilitate, among other things, immediate access to their earnings. Through this offering, we act as a service provider to a bank and are contractually bound to adhere to certain banking or financial regulations that could subject us to regulatory review, proceedings, or audits pursuant to federal or state laws, as well as the risk of contractual breach and indemnification.
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
Where permitted under applicable law, we rely on accredited third-party background check providers to assist with verifying the authenticity of Dashers and to provide the criminal and/or driving history of potential Dashers and, in some cases, existing Dashers, to help identify those that are not qualified to use our platform pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such providers do not meet their contractual obligations, our expectations, or the requirements of applicable law or regulations. If any of our third-party background check providers fails to perform as expected, terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find alternate providers, and may not be able to secure similar terms or replace such partners in an acceptable time frame. In certain jurisdictions, including Canada and the United States, we currently rely on a single third-party background check provider. In other jurisdictions, we rely on a very limited number of background check providers. If the need arises, and we cannot find alternate third-party background check providers on terms acceptable to us, we may not be able to timely onboard potential Dashers and, as a result, our platform may be less attractive to potential Dashers and we may have difficulty finding enough Dashers to meet consumer demand. Further, if the background checks conducted by our third-party background check providers are inaccurate or do not otherwise meet our expectations, unqualified Dashers may be permitted to make deliveries on our platform and, as a result, we may be unable to adequately help protect or provide a safe environment for our merchants and consumers. Conversely, inaccurate background checks may inadvertently exclude qualified Dashers from our platform. As a result of inaccurate background checks, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, if a Dasher engages in criminal activity between third-party background checks, we may not be informed of such criminal activity and this Dasher may continue to have access to, and complete deliveries through, our platform for some period of time.
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
In addition, mobile operating system and browser providers, such as Apple and Google, from time to time announce changes, as well as future plans, to restrict or limit certain practices that application developers like us might currently or in the future use in connection with our platform, including practices that may be applicable to merchants, consumers, and Dashers. For example, in 2021, Apple imposed requirements for consumer disclosures regarding privacy practices, and implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. These changes have, and we expect that these changes will continue to, negatively impact the effectiveness of our advertising and promotions. If we are unable to mitigate the effects of these developments, we could experience a decline in the growth of new users as well as order rates from existing consumers on our platform.
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
We have registered or applied for registration, among other trademarks, the term “DoorDash”, "Deliveroo", and "Wolt" in various countries in which those brands are used. Competitors have and may continue to adopt and use service names and domain names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks or domain names. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and other jurisdictions may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility, to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, and to require cash collateral for any outstanding letters of credit issued under the revolving credit facility. If not waived, these defaults could also cause our other then-outstanding indebtedness, including the 2030 Notes, to become immediately due and payable. If the debt under our revolving credit facility or other outstanding indebtedness were to be accelerated or such cash collateral were to be required under our revolving credit facility, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of September 30, 2025, there were no revolving loans outstanding and $61 million in aggregate face amount of letters of credit issued under our revolving credit facility.

Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of September 30, 2025, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of LaunchPad, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors, collectively held 55% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to our initial public offering and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of September 30, 2025, our Co-Founders would collectively hold 64% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
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
As a result of our multi-class common stock structure and the Voting Agreement, our Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of September 30, 2025, and Mr. Xu will have the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of Nasdaq. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of Nasdaq regarding corporate governance, including requirements that a majority of its board of directors consist of independent directors, a compensation committee be composed of independent directors, and that there is independent director oversight over the director nomination process.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
July 1 - 31	—	$—	—	$5,000
August 1 - 31	—	$—	—	$5,000
September 1 - 30	—	$—	—	$5,000
Total	—		—

(1)In February 2025, our board of directors authorized the repurchase of up to $5.0 billion of our Class A common stock, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that we previously authorized in February 2024. In connection with this authorization, we have, from time to time, entered into Rule 10b5-1 plans, which as of September 30, 2025 have resulted in no repurchases of our Class A common stock. Please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, the following directors and officers, as defined in Rule 16a-1(f), adopted a "Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408:
On September 2, 2025, Ravi Inukonda, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 136,212 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 31, 2026, or earlier if all transactions under the trading arrangement are completed.

On September 9, 2025, Tony Xu, our co-founder and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 400,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 30, 2026, or earlier if all transactions under the trading arrangement are completed.

Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K	001-39759	3.1	March 5, 2021
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the registrant.	10-Q	001-39759	3.2	August 6, 2025
3.3	Certificate of Change of Registered Agent.	10-K	001-39759	3.2	February 27, 2023
3.4	Amended and Restated Bylaws of the registrant.	10-K	001-39759	3.3	February 27, 2023
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
101
The following financial information from DoorDash, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL and contained in Exhibit 101.
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

DOORDASH, INC.

Date: November 6, 2025	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2025	By:	/s/ Ravi Inukonda
Ravi Inukonda
Chief Financial Officer
(Principal Financial Officer)