Form 10-K
period 2025-12-31
DoorDash, Inc.
filed 2026-02-18
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K
_____________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $90.8 billion based on the closing price of the registrant's Class A common stock as reported by the Nasdaq Global Select Market on that date.
The registrant had outstanding 409,966,858 shares of Class A common stock, 24,459,494 shares of Class B common stock, and no shares of Class C common stock as of February 12, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
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

Part I
Item 1. Business
OUR BUSINESS
Our mission is to grow and empower local economies. We aim to do this by providing services that reduce friction in local commerce and help merchants better connect with consumers in their communities. Our primary offerings include the DoorDash Marketplace, the Wolt Marketplace, and the Deliveroo Marketplace (our "Marketplaces"), and our Commerce Platform.
Our Marketplaces operate in over 40 countries, including the United States, and account for the vast majority of our revenue today. Our Marketplaces serve three primary constituents: merchants, consumers, and Dashers1.
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
Consumers access our Marketplaces through our apps and websites to discover, engage with, and purchase goods from merchants in their communities. We seek to attract and retain consumers based primarily on the selection, convenience, quality, affordability, and service we provide. We typically charge consumers fees for each transaction, inclusive of a fixed delivery fee and a service fee that varies based on the size of the transaction. Our Marketplaces also offer our consumer membership programs, DashPass, Wolt+, and Deliveroo Plus, which aim to lower transactional friction by reducing the delivery and service fees we charge, while providing additional membership benefits. In December 2025, our Marketplaces served over 56 million monthly active users2 and, as of December 31, 2025, we had over 35 million DashPass, Wolt+ and Deliveroo Plus members3.
In addition to our Marketplaces, we offer our Commerce Platform, which is a suite of services that help empower merchants to build, operate, and grow their businesses on their own channels. Within our Commerce Platform, we offer white-label delivery fulfillment services ("Drive") as well as services that help merchants establish online ordering, build branded mobile apps, manage reservations and in-store dining, manage consumer relationships, enable tableside order and pay, and improve customer support.
For Dashers, our Marketplaces and Drive provide opportunities to generate income that helps them achieve their goals. In most geographies, Dashers typically choose if, when, and where to dash, which tasks to accept, as well as how frequently and for how long to dash each time they choose to do so. We typically pay Dashers based on the amount of time they are active on our platform or the number of tasks they complete and the time, distance, and desirability associated with each task. We seek to attract Dashers primarily based on the accessibility, flexibility, and earnings opportunities we provide.
We believe we are most successful when we provide attractive services for each of our key constituents. Consequently, to grow our business, we intend to provide merchants with an expanding suite of services that help them build and grow successful omnichannel businesses, consumers with a broad selection of merchants and products to choose from, and Dashers with unique opportunities that compete effectively for their time and effort.
1 In this report, “Dashers” generally refers to the independent contractors that use our Marketplaces. In certain geographies, Dashers may be known locally as riders, courier partners, or similar. Dashers may also refer to employees or independent contractors of third-party service providers or employees of the local DoorDash entity, and those engaged as employees may not be subject to the full range of risks described in this Annual Report on Form 10-K that may be applicable in the context of independent contractors.
2 Based on the number of individual consumer accounts that have completed an order on our Marketplaces in the past month, measured as of December 31, 2025.
3 Based on the number of paid, trial, and partnership member accounts for the relevant membership programs, measured as of December 31, 2025.

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
In particular, local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. Globally, we compete with other local on-demand delivery companies, including Amazon, Uber Eats, Prosus, Delivery Hero, and other local incumbents. We also compete with merchants that have their own online ordering platforms, online ordering systems, merchants that own and operate their own delivery fleets, grocers and grocery delivery services, convenience stores and convenience store delivery services, and companies that provide merchant delivery services. In addition, we compete with traditional offline ordering channels, such as take-out offerings, telephone, and paper menus that merchants distribute to consumers. As we continue to expand into additional verticals, we may compete or come in closer competition with additional businesses with substantial resources, users, and brand power.
For additional information about the risks to our business related to competition, see the section titled “Risk Factors—Risks Related to Our Business and Operations—We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations could be adversely affected.”
HUMAN CAPITAL
Employees
As of December 31, 2025, we had over 31,400 employees worldwide. We also engage contractors and consultants. Certain international employees are subject to statutory collective bargaining agreements. We have not experienced any work stoppages, and we believe that our employee relations are strong.
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
Dashers
We are committed to make dashing an earnings opportunity that is accessible, flexible, and supportive of social progress. In 2025, over 9 million people dashed4, earning a total of over $20 billion.
We believe access and choice are empowering. Our goal with dashing is to provide as many people as we can with an opportunity to earn incrementally in a way that fits their lives. Since the vast majority of Dashers are independent contractors, we must compete for their time and effort with every task. We compete against other earnings opportunities, other sources of capital like loans or credit cards, as well as alternative uses of time like doing errands or leisure. Because of this competition, we must make dashing attractive, worthwhile, and incremental to other choices available. Specifically, we strive to make dashing positive based on:
•Accessibility: We believe the barriers to entry in dashing are very low. Where permitted by applicable law, prospective Dashers must pass a background check and, in most geographies, have access to a bike, scooter, or car. People who qualify to become Dashers are often eligible to begin generating income within a day of signing up.
4 Based on the number of Dasher accounts that have delivered an order through our platform in 2025.

•Flexibility: Once Dashers qualify, they generally choose whether to dash, where to dash, when to dash, how long to dash for, and how frequently to dash. This allows Dashers to scale their effort to their earnings needs. It also allows Dashers to generate earnings around other commitments in their lives, which often include full or part-time jobs, school, parenting, or commitments to care for family or friends.
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
We have invested in a patent program to identify and protect a substantial portion of our strategic intellectual property in logistics, selection optimization, and other technologies relevant to our business. As of December 31, 2025, we had 254 issued U.S. patents, 28 patents issued in non-U.S. jurisdictions, 79 U.S. patent applications pending, and 20 patent applications pending in non-U.S. jurisdictions. We continually review our development efforts to assess the existence and patentability of new intellectual property.
We have an ongoing trademark and service mark registration program pursuant to which we register our brand names and product names, taglines, and logos in the United States and other countries to the extent we determine appropriate and cost-effective. As of December 31, 2025, we held 63 registered trademarks in the United States and 452 registered trademarks in non-U.S. jurisdictions. We also have common law rights in some trademarks and numerous pending trademark applications in the United States and non-U.S. jurisdictions. In addition, we have registered domain names for websites that we use in our business, such as www.doordash.com and other variations.
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
See the sections titled “Risk Factors,” including the sections titled “—If Dashers that utilize our platform as independent contractors are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, it could have an adverse effect that is material to our business, financial condition, and results of operations” and “—Our business is subject to a variety of laws and regulations globally, many of which are unsettled and still developing, and any of which could subject us to legal claims, increased costs, operational burdens, or otherwise adversely affect our business, financial condition, or results of operations” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.
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
We announce material information to the public about us, our products and services, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, the investor relations section of our website (ir.doordash.com), our blog (doordash.news), and our social media accounts on X and LinkedIn in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD.
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
Risk Factors Summary
Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. These risks include the following:
•We expect our results of operations to fluctuate on a quarterly and annual basis due to a number of factors, which may make it difficult to predict our future performance;
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
•We have been subject to cybersecurity incidents in the past and anticipate being the target of future attacks. Any actual or perceived cybersecurity incident or security or privacy breach, particularly those involving our key systems, data, or critical third-party providers, could interrupt our operations, subject us to claims, litigation, regulatory investigations and liability, and adversely affect our reputation, brand, business, financial condition, and results of operations;
•The impact of adverse economic conditions and other trends, including the resulting effects on consumer spending and merchant operations, may adversely affect our business, financial condition, and results of operations;
•If Dashers that utilize our platform as independent contractors are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, it could have an adverse effect that is material to our business, financial condition, and results of operations;
•We are subject to various claims, lawsuits, investigations, and proceedings, and face potential liability, expenses, and harm to our business as a result;
•Our business is subject to a variety of laws and regulations globally, many of which are unsettled and still developing, and any of which could subject us to legal claims, increased costs, operational burdens, or otherwise adversely affect our business, financial condition, or results of operations;

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
Risks Related to Our Business and Operations
We expect our results of operations to fluctuate on a quarterly and annual basis due to a number of factors, which may make it difficult to predict our future performance.
Since launching in 2013, we have expanded our platform features and services, expanded into new categories, changed our pricing methodologies, and entered new geographies. As a result of these expansions and changes, as well as a variety of factors that may be out of our control, such as the macroeconomic and regulatory environment, our results of operations have, and we expect that they will continue to, vary from quarter to quarter and year to year. As a result, comparing our results of operations on a period-to-period basis may not be meaningful. In addition to other risk factors described elsewhere in this “Risk Factors” section, factors that may contribute to the variability of our quarterly and annual results include:
•our ability to attract and retain merchants, consumers, and Dashers in a cost-effective manner;
•our ability to successfully compete with current and future competitors;
•our ability to successfully expand and manage our business in existing markets and categories and successfully enter new markets and categories;
•the impact of acquired technologies and businesses and our ability to successfully integrate acquired technologies and businesses into our own;
•the mix among various aspects of our business, including our Marketplaces and Commerce Platform, our U.S. and non-U.S. operations, our restaurant and non-restaurant categories, and contributions to our overall business by new products and services, such as our membership products and our advertising products;
•the impact of worldwide economic conditions, and our ability to anticipate and respond to macroeconomic changes and changes in the jurisdictions in which we operate, including any resulting effect on consumer spending;
•the impact of weather and seasonality on our business, including the effect of academic calendars on college campuses and seasonal patterns in restaurant dining;
•our ability to maintain and enhance the value of our reputation and brand;
•the success of our sales and marketing efforts;
•the effects of changes in search engine placement and prominence;
•our ability to keep pace with technology changes in our industry and to adapt to rapidly evolving trends in the ways merchants and consumers interact with technology;
•our ability to develop and maintain a scalable, high-performance technology infrastructure that can efficiently and reliably handle increased usage, as well as the deployment and integration of new features, services, and technologies;
•costs associated with defending claims, including intellectual property infringement claims, and related judgments or settlements;
•our ability to hire, integrate, motivate, and retain talented technology, sales, customer service, and other personnel;
•our ability to effectively adapt to and manage the regulatory environment and new laws related to our business, including, but not limited to, regulations regarding the classification of and the rates that we pay Dashers that utilize our platform, regulations governing our terms and transparency with consumers, and regulations impacting the commission rates we charge to merchants;
•the impact of payment processor costs and procedures and any changes in the online payment transfer rate;
•changes in our tax rates or exposure to additional tax liabilities;

•the effectiveness of our internal control over financial reporting; and
•the effects of natural or human-made catastrophic events that may impact our business or have an impact on a more global scale.
As a result of the changes to, and expansion of, our business, as well as risks and challenges that are outside of our control, we may not be able to accurately forecast our revenue and plan our operating expenses, which may harm our ability to achieve or sustain profitability or meet our forecasted cash flows. In addition, if we fail to meet or exceed the expectations of analysts that cover us or our investors, the market price of our Class A common stock could fall substantially, and we could face costly lawsuits, including securities class action suits.
We have a history of net losses, we anticipate increasing expenses in the future, and we may not be able to consistently maintain or increase profitability in the future.
Prior to the year ended December 31, 2024, we incurred net losses in each year since our founding. We expect that our costs will increase over time and we expect to invest significant additional funds to grow our business. For example, we have expended and expect to continue to expend substantial financial and other resources on developing our business, including expanding our platform offerings, developing or acquiring new platform features and services, acquiring and integrating technologies and businesses, attracting and retaining merchants, consumers, and Dashers, expanding into new markets and categories, and increasing our sales and marketing efforts. These efforts may be more costly than we expect, may not result in sufficient increased revenue or growth in our business to offset such costs, and may come at the expense of, or in lieu of, pursuing other strategic initiatives with higher potential returns on investment. Any failure to increase our revenue sufficiently to keep pace with our investments and other expenses could prevent us from achieving, maintaining, or increasing profitability on a consistent basis, which could also negatively impact our cash flow.
Our business may not continue to grow on pace with historical rates.
Our past revenue growth rate, growth in demand for our offerings, and financial performance may not be, and should not be relied upon as, indicative of our future performance. In particular, our revenue growth rate has fluctuated in prior periods, and it may continue to fluctuate over the short term and decline in the long term as the size of our business grows and as we achieve greater market adoption. We may also experience a declining revenue growth rate as a result of slowing demand for our platform, insufficient growth in the number of merchants, consumers, and Dashers that utilize our platform, increasing competition, a decrease in the growth of our overall market, our failure to capitalize on growth opportunities, increasing regulatory costs, or other reasons that may be identified in this "Risk Factors" section. If our growth rate declines, public perception of our business and the trading price of our Class A common stock could be adversely affected.
We face intense competition and if we are unable to compete effectively, our business, financial condition, and results of operations could be adversely affected.
The markets in which we operate are intensely competitive and characterized by shifting user preferences, fragmentation, and frequent introductions of new services and offerings. In particular, local food delivery logistics, the largest category of our business today, is fragmented and intensely competitive. Globally, we compete with other local on-demand delivery companies, such as Amazon, Uber Eats, Prosus, Delivery Hero, and other local incumbents. We also compete with merchants that have their own online ordering platforms, online ordering systems, merchants that own and operate their own delivery fleets, grocers and grocery delivery services, convenience stores and convenience store delivery services, and companies that provide merchant delivery services. In addition, we compete with traditional offline ordering channels, such as in-store dining, take-out offerings, telephone, and paper menus that merchants distribute to consumers. As we continue to expand to additional verticals, we may compete or come in closer competition with additional businesses with substantial resources, users, and brand power, including large e-commerce companies, large retailers, large grocery store chains and other large delivery service providers.
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
We believe that growth of our business and revenue is dependent on our ability to cost-effectively grow our platform by retaining our existing merchants and consumers and adding new merchants and consumers. An increase in merchants attracts more consumers to our platform and an increase in consumers attracts more merchants. This network takes time to build and may grow slower than we expect or slower than it has grown in the past. If we fail to retain either our existing merchants, especially our most popular merchants and our national brand partners, or consumers, the value of our network would be diminished. We expect to continue to incur substantial expenses to acquire additional merchants and consumers with the possibility that the return on such investments will not be achieved in the expected timeframe or at all.
If merchants on our platform cease operations, temporarily or permanently, or face financial distress or other business disruption, we may not be able to provide consumers with sufficient merchant selection, which may cause us to lose consumers or cause consumers to use our services less frequently. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants. Similarly, if we are unsuccessful in attracting and retaining popular merchants, if merchants enter into exclusive arrangements with our competitors, if we fail to negotiate satisfactory terms with merchants, or if we ineffectively manage our relationships with merchants, our business, financial condition, and results of operations could be adversely affected. Our agreements with partner merchants generally remain in effect until terminated by us or partner merchants, and partner merchants may generally terminate such agreements by providing us at least 7 or 30 days' advance notice. Changes to our business and to our relationships with some of our constituencies may also impact our ability to attract and retain other constituencies. For example, the increased growth of our membership products, and how compelling these offerings are to consumers, depends in part on our ability to sign up eligible merchants to our membership products. Additionally, many of our consumers initially access our platform to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our platform and offerings to such consumers, encouraging them to access our platform regularly or become a paid user of our membership products. However, these consumers may never convert to a paid version of our membership products or access our platform after they take advantage of our promotions. If we are not able to expand our consumer base, convert our consumers to regular paying consumers, or increase the spending of our current consumer base on our platform, demand for our full-price or paid services and our revenue may grow slower than expected or decline.
If we fail to cost-effectively attract and retain Dashers or to increase the use of our platform by existing Dashers, our business, financial condition, and results of operations could be adversely affected.
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures, and to increase the use of our platform by existing Dashers. Dashers have the ability to decline offers, stop using our platform entirely at any time, or choose to spend their earning hours on other opportunities outside of our platform. In addition, we may modify our logistics models from time to time and Dashers may or may not find such modifications useful or favorable. If we do not continue to provide Dashers with accessibility to and flexibility on our platform and compelling opportunities to earn income, we may fail to attract new Dashers, retain existing Dashers, or increase their use of our platform, or we may experience complaints, negative publicity, or work stoppages that could adversely affect our users and our business. Relatedly, if merchants and/or consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. To attract and retain Dashers, we regularly invest in removing friction from the dashing process, offer monetary incentives and perquisites, and provide opportunities to quickly access Dasher earnings. We frequently test Dasher incentives with subsets of existing and potential Dashers; however, these incentives could fail to attract and retain Dashers, could fail to increase the use of our platform by existing Dashers, or could have unintended adverse consequences, including negative press, adverse reactions from existing and potential Dashers, and harm to our brand and reputation. Changes in, and variations in the interpretation of, certain laws and regulations, including immigration and labor and employment laws, or laws that require us to make changes to our platform that decrease or remove the accessibility or flexibility provided to Dashers in certain jurisdictions, may result in a decrease in the pool of Dashers, which may result in a decrease in the availability of local Dashers, increased competition for Dashers, or higher costs of recruitment and engagement. Other factors outside of our control may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. If we fail to attract Dashers, retain existing Dashers on favorable terms, or maintain or increase the use of our platform by existing Dashers, we may not be able to meet the demands of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.
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
It is critical to our success that merchants, consumers, and Dashers be able to access our platform at all times and we expect to continue to make significant investments to maintain and improve the availability of our platform. Our systems, or those of third parties upon which we rely, may experience service interruptions or degradation or other performance problems because of hardware and software defects or malfunctions, distributed denial-of-service and other cybersecurity attacks, infrastructure changes, human error, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. It may become increasingly difficult and expensive to maintain and improve the performance of our systems and the availability of our platform, especially during peak usage times, as our operations grow and the usage of our platform increases. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Our business interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.
We have experienced and will likely continue to experience system failures and other events or conditions that interrupt the availability or reduce or affect the speed or functionality of our platform. These and similar events have resulted in losses in revenue in the past and in the future could result in significant losses of revenue, harm our brand and reputation, and adversely affect our ability to attract and retain merchants, consumers, and Dashers, including through users seeking other offerings during any periods of unavailability. Moreover, we have in the past voluntarily provided credits to consumers on our platform to compensate them for the inconvenience caused by a system failure or similar event, including for orders that are delivered late or orders that are cancelled by us or the merchant, and may voluntarily provide similar credits in the future. In addition, affected users could seek monetary recourse from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our platform could adversely affect our business and reputation and could result in the loss of users. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, reputation, financial condition, and results of operations would be adversely affected.
If we are unable to make acquisitions and investments, or successfully integrate acquisitions into our business, our business, financial condition, and results of operations could be adversely affected.
As part of our business strategy, we will continue to consider a wide array of strategic transactions, including acquisitions of, and investments in, businesses, technologies, intellectual property, services, talent, and other assets and arrangements that may complement or otherwise grow our business. We have previously acquired and invested in, and continue to evaluate, targets that operate in relatively nascent markets and there is no assurance that such acquired businesses, or any investment or strategic transaction that we enter into, will be successfully integrated into our business, generate revenue, or achieve any expected benefits on a timely basis or at all.
Acquisitions and similar strategic transactions involve numerous risks, any of which could harm our business and negatively affect our financial condition and results of operations, including:
•intense competition for suitable acquisition and strategic transaction targets, which could increase prices and adversely affect our ability to consummate deals on favorable or acceptable terms;
•transaction-related lawsuits, claims, or other liabilities;
•difficulties associated with managing a larger, more complex, combined company;
•difficulties integrating and realizing the anticipated benefits of new business models, lines of business, and adjacent technologies from acquisitions into our operations;
•difficulties integrating the technologies and operations, including compensation structures, existing contracts, and personnel, of an acquired business;
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
•challenges relating to the structure of an investment, such as governance, accountability, operations, expense sharing, and decision-making conflicts, that may arise in the context of a joint venture or other majority ownership investment;
•challenges with integrating the brand identity of an acquired company with our own;
•difficulties in operating a geographically dispersed organization, including as a result of different time zones, languages, and cultural, political, and business practices;
•currency, regulatory, geopolitical, and compliance risks associated with non-U.S. jurisdictions and entry into new jurisdictions and markets;

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
•regulatory challenges from antitrust or other regulatory authorities that may block, delay, or impose conditions on the completion of a transaction or the integration of an acquired business;
•additional stock-based compensation issued or assumed in connection with an acquisition or strategic transaction, which may in turn impact our stock price and results of operations;
•as a result of an acquisition, third parties we work with or the acquired business works with may delay or defer certain business decisions, seek to terminate, change, or renegotiate their relationships with us or the acquired business, or consider working with a competitor instead; and
•adverse market reaction to an acquisition.
In contrast to mergers and acquisitions, strategic investments inherently involve less control by us over the business operations of the investee, thereby potentially increasing the financial, legal, operational, regulatory, or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on partners, controlling shareholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Business decisions or other actions or omissions of the partners, controlling shareholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to sell, transfer, or otherwise realize value from our investments may be limited by applicable securities laws and regulations. Entry into certain transactions with non-U.S. entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or non-U.S. government entities. If a transaction with a non-U.S. entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. We can provide no assurance that our strategic investments will generate returns for our business, or that we will not lose our initial investment in whole or in part. For example, during the quarter ended December 31, 2023, we recorded an impairment of $101 million associated with non-marketable equity securities that we acquired in connection with strategic investments.
If we fail to address the foregoing risks or other problems encountered in connection with our past or future acquisitions and investments, our business, reputation, financial condition, and results of operations could be adversely affected.
Our international operations and any future international expansion will subject us to additional costs and risks and our plans may not be successful.
We have significant international operations, and we expect to continue to make significant investments in non-U.S. countries as part of our growth strategy. We currently operate in over 40 countries across the globe. Our operations outside of the United States require significant operating expenses and management attention in order to oversee operations over broad geographic areas with varying regulations, cultural norms, and customs, in addition to placing strain on our finance, analytics, compliance, legal, engineering, and operations teams. As a result of our international operations and our plans for investment in non-U.S. jurisdictions (both organically and inorganically), we have experienced, and expect to experience in the future, a number of risks, including:
•difficulties in recruiting and retaining talented and capable employees in non-U.S. countries and maintaining our company culture across our employee base;
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
•difficulty complying with varying laws, regulatory standards or other requirements from applicable authorities across jurisdictions and obtaining any required government approvals, licenses, or other authorizations;
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
•operating in jurisdictions that do not protect intellectual property rights in the same manner or to the same extent as the United States; and
•public health concerns or emergencies.
If we are unable to manage these risks effectively, our international operations may not be successful, and our business, financial condition, and results of operations could be adversely affected. In addition, international expansion may subject our business to broader economic, political, and other international risks, including economic volatility, security risks, and geopolitical conflicts, and may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions, such as U.S. Office of Foreign Assets Control sanctions and similar European Union ("EU") sanctions. For example, our operations in jurisdictions that are in close proximity to Russia increase the difficulty in complying with trade and economic sanction regimes related to business with Russia.
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
Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract and retain new merchants, consumers, and Dashers at a lower cost than us. There is no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the price of delivery for consumers, increase the incentives we pay to Dashers that utilize our platform, further reduce the fees and commissions we charge merchants, or increase our marketing and other expenses to attract and retain merchants, consumers, and Dashers in response to competitive pressures. We have launched, and may in the future launch, new pricing strategies and initiatives, including Dasher or consumer loyalty programs, or modify existing pricing methodologies, the way in which fees, taxes, or similar items are presented on our platform, or our policies with respect to refunds and credits, any of which may not ultimately be successful in attracting and retaining merchants, consumers, or Dashers and which may result in lower commissions or fees, which could adversely affect our business, financial condition, and results of operations. Further, our consumers’ price sensitivity may vary by geographic location, and as we expand, our business model and pricing methodologies may not be competitive in these locations. As a result, our continued international expansion may require us to change our operations and pricing strategies to adjust to different cultural norms, including with respect to consumer pricing and gratuities.
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
Our pay models for Dashers have previously led, and may continue to lead, to negative publicity, lawsuits, arbitration demands, and government inquiries. For example, under a former pay model for Dashers in the United States, we would increase the amount paid to Dashers on a delivery in cases when a consumer left little or no tip. Although this additional pay was intended to help Dashers by making every delivery economically worthwhile, it also had the effect of causing some people to be under the misimpression that not all tips were being received by Dashers. In addition, government authorities have brought claims against us related to a former Dasher pay model and government authorities may bring similar claims in the future against our pay models.
We change our Dasher pay models, including changes to rate and fee structures, from time to time based on a variety of factors, including as a result of legal and regulatory changes and expansion into new categories and geographies. In particular, new or amended laws and regulations have required, and could in the future require, us to make changes to our Dasher pay models, or make other changes to our platform, that decrease the flexibility provided to Dashers in certain jurisdictions. These and other changes to our pay models have resulted in, and in the future may result in, negative publicity, including as a result of perceptions of complexity, inconsistency in earnings for Dashers, and lack of flexibility in the ways consumers can leave tips. Our current Dasher pay models, any changes made in response to new laws and regulations, and any future changes to our pay models or our ability to cost-effectively attract and retain Dashers, could result in an increase to the fees we charge to consumers, which in turn could affect our ability to attract and retain consumers, and could adversely affect our business, financial condition, and results of operations.
Further, while we maintain that Dashers that utilize our platform as independent contractors remain independent contractors, there is a risk that Dashers may be reclassified as employees under U.S. federal or state law or the laws of other jurisdictions in which we operate. A reclassification of such Dashers as employees could require us to revise our pricing methodologies and Dasher pay models to account for such a change to Dasher classification, and to make other internal adjustments to account for any transition of a subset of Dashers to employment positions, which could have an adverse effect that is material to our business, financial condition, and results of operations.
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
We have made, and intend to continue making, substantial investments in our technology, customer service, and sales and marketing infrastructure. For example, we are in the process of developing a new global technology platform for product development and operations, which will require both direct and opportunity costs, but is expected to increase our pace of global product development, enhance developer productivity through AI-native tooling, and improve operational consistency globally. Our ability to manage our growth effectively and to integrate new employees, technologies, services, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure, including the development of appropriate controls, in order to manage our business effectively and accurately report our results of operations; it will also require us to continue to effectively integrate, develop, and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. In addition, our continued expansion into new verticals and geographies may also require us to adapt to different labor arrangements, including, but not limited to, engagement with works councils and potential negotiated agreements with labor unions, and may require us to adapt our employment and operational practices with respect to those new verticals and geographies. Continued

growth could challenge our ability to develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel, and maintain user satisfaction. If we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation and brand, business, financial condition, and results of operations.
Growth of our business will depend on a strong reputation and brand, and any failure to maintain, protect, and enhance our brand could hurt our ability to retain or expand our base of merchants, consumers, and Dashers and our ability to increase their level of engagement.
We believe that building a strong reputation and brand and continuing to increase the strength of the local network effects among the merchants, consumers, and Dashers that use our platform are critical to our ability to attract and retain all three constituencies and increase their engagement with our platform. Similarly, maintaining and enhancing our reputation and a cohesive brand will be particularly important for our continued growth both within and outside the United States. Successfully maintaining, protecting, and enhancing our reputation and brand and increasing the local network effects of our platform will depend on the success of our marketing efforts, our ability to provide consistent, high-quality services and support, and our ability to successfully secure, maintain, and defend our rights to use our trademarks, logos, and other important proprietary rights, as well as a number of other factors, many of which are outside our control. In particular, we believe that much of the growth in the number of merchants, consumers, and Dashers that utilize our platform is attributable to our paid marketing initiatives, which may become increasingly expensive and may not generate a meaningful return.
Our reputation, brand, and ability to build trust with merchants, consumers, and Dashers may be adversely affected by complaints and negative publicity about us, our platform, merchants, and Dashers that utilize our platform or our competitors’ platforms, even if factually incorrect or based on isolated incidents. The effect of negative publicity could be exacerbated to the extent dissatisfaction with, or complaints concerning, us either originate or are rapidly disseminated via social media platforms and we are unable to stem, correct, or counter the messaging. Any such expressions of dissatisfaction or complaints, even if ultimately concluded to be unfounded or successfully resolved without direct adverse financial effects, could still harm our brand, reputation, and local network effects. Negative perception of our platform or company may result from a variety of circumstances, including:
•complaints or negative publicity about us, our business model, our platform, services or items provided through our platform, including highly regulated products, Dashers, merchants, consumers, or our policies and guidelines or the application of such policies and guidelines, including with respect to Dasher pay and work authorization;
•order quality concerns, missing or incorrect items, inaccurate orders, or cancelled orders;
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
•a failure to provide sustainable delivery and packaging options or incorporate sustainability practices more broadly into our business;
•actual or perceived disruptions to or defects in our platform or similar incidents, such as privacy or security breaches or other security incidents, site outages, payment disruptions, or other incidents that impact the reliability of our services;
•litigation over, or investigations by regulators into, our platform or operations;
•a failure to comply with legal, tax, privacy, and regulatory requirements, including violations of food information, consumer protection, and age verification regulations;
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
We have been subject to cybersecurity incidents in the past and anticipate being the target of future attacks. Any actual or perceived cybersecurity incident or security or privacy breach, particularly those involving our key systems, data, or critical third-party providers, could interrupt our operations, subject us to claims, litigation, regulatory investigations and liability, and adversely affect our reputation, brand, business, financial condition, and results of operations.
Our business involves the collection, storage, transmission, and other processing of personal data and other sensitive and proprietary data of merchants, consumers, and Dashers. Additionally, we maintain sensitive and proprietary data relating to our business, including our own proprietary data and personal data relating to our employees. Cybersecurity incidents are increasing in severity and sophistication and can originate with external actors or with our employees and contractors, whether acting maliciously or by inadvertently providing access to an external party or having their credentials compromised by an external party. For example, in October 2025, we identified and disclosed a cybersecurity incident in which an employee was the target of a social engineering scheme that enabled an unauthorized third party to gain access to certain internal systems and obtain limited contact information relating to a mix of users, including merchants, consumers, and Dashers that use our platform. Although we determined that this incident did not have a material impact on our business, results of operations, or financial condition, it required us to devote significant time and resources to investigation, remediation, and notification, and underscores the ongoing risks posed by these and other schemes. Further, over the past several years, there has been and continues to be a heightened risk of cybersecurity incidents sponsored by state actors or state-affiliated actors. In addition to other vectors, cybersecurity incidents can originate on our vendors’ systems, which can be leveraged to access our websites, platforms, and data, including personal data. We and our vendors have previously experienced security breaches, disruptions, and other incidents.
Our reliance on third-party vendors, contractors, and SaaS providers creates additional cybersecurity risks. Many of our critical business operations depend on external providers for hosting, cloud services, data analytics, customer support, and other key functions. If these third parties experience a cybersecurity incident, fail to implement adequate security measures, misconfigure their systems, or otherwise do not comply with our security, privacy, or contractual requirements, our systems and data could be exposed to unauthorized access, loss, or misuse, resulting in significant operational disruption, regulatory scrutiny, financial losses, or reputational harm.
Because techniques used to obtain unauthorized access to or to sabotage or exfiltrate data from information systems change frequently and may not be known until launched against us or our vendors, we and our vendors may be unable to anticipate or prevent these attacks, react in a timely manner, or implement adequate detective or preventive measures, and we and our vendors may face delays in our response to or remediation of breaches and other incidents. Unauthorized parties have in the past gained access, and may in the future gain access, to systems used in our business through various means. In addition, there have been, and we expect in the future will be additional, attempts to fraudulently induce our employees, merchants, consumers, Dashers, vendors, or others into disclosing user names, passwords, payment card information, or other sensitive information resulting in user account takeovers or the fraudulent transfer of funds to bad actors. These risks are heightened by the potential for misconfigurations, excessive or improperly managed access permissions, and other human errors in administering our systems and data. Even as we enhance training, access management, and monitoring, insider threats, including social-engineering attacks on personnel with elevated privileges or access to sensitive systems, remain a significant risk.

Although we take measures to enhance monitoring and protection of our systems and data, these and other measures will never fully protect our systems and data, and we cannot guarantee security in the future. Our IT and infrastructure may be vulnerable to viruses, phishing and other forms of social engineering, denial-of-service, credential stuffing, ransomware and other malware, insecure third-party libraries, application or network vulnerabilities, reliance on third-party vendors for patches, misconfigurations in cloud or SaaS environments, ineffective identity and access management practices, inadequate data discovery or deletion practices, employee error or malfeasance, and other sources of disruption or unauthorized access, and, as a result, unauthorized parties may be able to access our systems and data, including personal data and other sensitive and proprietary data, through our systems. Any actual or perceived breach or incident could interrupt our operations, harm our reputation, brand, and competitive position, result in our platform being unavailable, loss or improper access to, or unavailability of, data, fraudulent transfer of funds, regulatory investigations, proceedings, and significant legal, regulatory, and financial exposure. Any such actual or perceived breaches or incidents or any perception that our security measures are inadequate could also lead to loss of merchant, consumer, or Dasher confidence in, or decreased use of, our platform, any of which could adversely affect our business, financial condition, and results of operations. Further, any cybersecurity attacks or actual or perceived breaches or other incidents directed at, or suffered by, our competitors could reduce confidence in our industry as a whole and, as a result, reduce confidence in us.
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
We are committed to the long-term success of our business, including by expanding our platform and enhancing the consumer experience, which we believe will ultimately drive long-term shareholder value. However, expanding our platform and continually enhancing the consumer experience requires steady and significant investments, which may not necessarily maximize short-term financial results. We frequently make business decisions that may negatively impact our short-term financial results when we believe that the decisions are consistent with our goals to improve the consumer experience, which we believe will improve our financial results over the long term. For example, in 2025, we announced a multi-year initiative to develop a new global technology platform for product development and operations, which has and will continue to entail both direct and opportunity costs in the near term but, as work progresses, we expect will increase our pace of global product development, enhance developer productivity through AI-native tooling, and improve operational consistency across all of our geographies. These decisions may not be consistent with the short-term expectations of our stockholders, may take longer to implement and require more resources than initially anticipated, and may not produce the long-term benefits that we expect, in which case our growth, business, financial condition, and results of operations could be adversely affected.
Illegal, improper, or otherwise inappropriate activity of merchants, consumers, Dashers, or other third party service providers, whether or not occurring while using our platform, could expose us to liability and adversely affect our business, brand, financial condition, and results of operations.
Illegal, improper, or otherwise inappropriate activities by merchants, consumers, Dashers, or other third party service providers, including the activities of former consumers and Dashers or individuals who are impersonating consumers, merchants, Dashers, or other third party service providers, have occurred, and in the future may occur, which could adversely affect our brand, business, financial condition, and results of operations. These activities include food tampering, inappropriate or unsanitary food preparation, handling, or delivery, dangerous or unlawful vehicular operation, assault, battery, theft, and various types of fraud, identity theft, and other misconduct. Such activities have resulted in, and may in the future result in, physical injury, loss of life, property and financial damage for consumers, merchants, Dashers, and other third parties, business disruption, reputational and brand damage, or other significant liabilities for us.
We have in the past incurred, and may in the future incur, losses from various types of fraud, including use of stolen or fraudulent credit card, debit card, or bank account information, fraud with respect to background checks, fraud by employees or agents relating to payments or credits on our platform, exploitation of system bugs or vulnerabilities to circumvent payment requirements, account takeovers of merchant, consumer, or Dasher accounts by bad actors, other unauthorized uses of another person's identity, including account registration, and use of stolen or altered identification documents. For example, bad actors have created consumer, merchant, and Dasher accounts using stolen personal identifying information for illicit purposes. Among other things, this has caused ineligible individuals to be onboarded as Dashers and has also caused Form 1099s in the United States, and the equivalent in other countries with similar reporting obligations, to be incorrectly sent to individuals who are not performing services as Dashers. In addition, under current credit card practices, we may be liable for orders facilitated on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.
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
Some non-partner merchants may not want to be included on our platform and may request to be removed. There is a risk that non-partner merchants will bring legal claims against us relating to their inclusion on our platform. In addition, measures have been enacted in many U.S. jurisdictions that prohibit, among other things, on-demand local commerce platforms like ours from facilitating deliveries from restaurants without the restaurants’ prior consent. While we have internal policies pursuant to which we do not add new non-partner restaurants for delivery on our platform in the United States, we may continue to add non-partner merchants in categories other than restaurants. We may also continue to revise and update our internal policies related to non-partner restaurants and other merchants. To the extent we are required or we choose to remove non-partner merchants for any reason, this may adversely affect our ability to provide a broad selection of merchants on our platform, attract and retain consumers and could directly and adversely affect our business, financial condition, and results of operations.
If we do not continue to innovate and further develop our platform, our platform developments do not perform, we do not successfully manage our platform strategy, or we are not able to keep pace with technological developments, we may not remain competitive and our business and results of operations could suffer.
Our success depends in part on our ability to continue to innovate and further develop our platform, including through enhancing our existing platform and introducing new products and services. New products or services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Merchants, consumers, and Dashers may delay adoption and use of new products and services to permit them to make a more thorough evaluation of those products and services and to compare them against potentially competitive products in the market. Further, we may make changes to our platform and platform strategy that merchants, consumers, or Dashers do not find useful and we may discontinue certain products, services, or features that merchants, consumers, or Dashers have otherwise enjoyed. To the extent that discontinued products, services, or features remain subject to a current contract with the applicable third party, we may incur costs with respect to our determination to discontinue those products, services, or features. Failure to effectively manage our platform and platform strategy could lead to merchant, consumer, or Dasher dissatisfaction and contractual liabilities, which could adversely affect our business and operating results. If existing and new merchants and consumers do not perceive the delivery services provided by Dashers that utilize our platform to be reliable, safe, and affordable, or if we fail to offer new and relevant services and features on our platform, we may not be able to attract or retain merchants, consumers, or Dashers or to increase their use of our platform, any of which could adversely affect our business, financial condition, and results of operations.
Further, if competitors introduce new features, offerings, or technologies, or if new industry standards and practices or consumer trends emerge, our existing technology, services, websites, and mobile applications may become less popular or obsolete. For example, companies operating in different industries are developing and have begun implementing autonomous technologies, and we believe that they may use these technologies to compete with us in the delivery or logistics industries. Our competitors may develop and commercialize autonomous and drone delivery technologies at scale before we or our partners do. In the event that our competitors bring autonomous or drone delivery to market or scale those technologies before we do, or their technology is, or is perceived to be, superior to our or our partners’ technology, they may be able to leverage such technology to compete more effectively with us, which could adversely affect our business, financial condition, and results of operations. Our future success could depend in large part on our ability to invest in, develop, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner. Our implementation of autonomous technologies may take longer than initially anticipated and may require more upfront capital investment that may not generate return on investment. In addition, laws and regulations governing autonomous and drone technology are relatively nascent and rapidly evolving, and the scope and interpretation of these and related or similar laws, and whether they are applicable to us, are often uncertain. New or existing regulation in this area may impair our ability to deploy technology that we believe may allow our platform to operate more efficiently and effectively.
We have scaled our business rapidly and significant new platform features and services have in the past resulted in, and in the future may continue to result in, operational challenges affecting our business. Developing and launching enhancements to, and new services on, our platform, including our underlying technology infrastructure, may involve significant technical risks, the time and attention of our personnel, including management, key employees, and engineering resources allocated to specific projects, and meaningful upfront capital investments that may not generate return on investment. We may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. If we face material delays in introducing new or enhanced platform features and services or updated technology infrastructure, or if our recently introduced offerings do not perform in accordance with our expectations, the merchants, consumers, and Dashers that utilize our platform may forgo the use of our services in favor of those of our competitors.
We face certain risks in connection with our self-operated convenience, grocery, and other retail businesses.
We face certain risks in connection with our self-operated convenience, grocery, and other retail businesses. To build and expand our self-operated businesses, we have made substantial investments, including in establishing and managing a reliable supply chain for in-store products, establishing supply-related contractual partnerships, leasing premises, hiring personnel, and rolling out relevant technologies and processes. The maintenance and expansion of our self-operated businesses, whether organic or inorganic, also requires significant investment, and there is no assurance that we will realize any of the anticipated benefits. In locations where we operate these facilities, we may not be able to generate a sufficient number of orders to cover our fixed costs and make such services viable and we may incur significant costs before we can determine the viability of these locations. Our self-operated retail locations also expose us to different regulatory requirements and risks than our Marketplaces and Commerce Platform, in particular with respect to food safety, permit and license requirements, and zoning restrictions, and certain other business risks, including inventory shrinkage and the impact of changing economic policy on the cost of resold goods. In some cases, we are also leveraging our self-operated retail locations to enable fulfillment services on behalf of third-party merchants, which has required, and is expected to continue requiring, additional investment and operational enhancements. Our expansion into convenience, grocery, and other retail categories, as well as into fulfillment services on behalf of third parties, may also result in the diversion of management’s attention from other business opportunities as well as the diversion of resources from support functions, which could adversely affect our business, financial condition, and results of operations.
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
We are subject to foreign currency exchange risk as a result of our operations in non-U.S. countries. When conducting business in non-U.S. countries, such business is typically denominated in the local currency of the respective country, which exposes us to the risk of fluctuations in foreign currency exchange rates. Our primary foreign currency exposure includes the Euro, the Canadian dollar, the Israeli shekel, and the Australian dollar. As we continue to expand globally, our foreign currency exposure is expected to increase. Additionally, because our financial statements are presented in U.S. dollars, local functional currencies will be converted into U.S. dollars at the applicable exchange rates for inclusion in our financial statements, thereby increasing our foreign exchange translation risk.
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
We face intense competition for highly skilled employees, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled employees. To attract and retain top talent, we have had to offer, and we believe we will need to continue to offer, competitive compensation and benefits packages. Job candidates and existing employees often consider the value of any equity awards they receive in connection with their employment. If the perceived value of our equity awards fails to appreciate or declines, it may adversely affect our ability to attract and retain highly qualified employees. Certain of our employees have received, and may in the future receive, significant proceeds from sales of our equity, which may reduce their motivation to continue to work for us. We may need to invest significant amounts of cash and equity to attract and retain new employees and expend significant time and resources to identify, recruit, train, and integrate such employees, and we may never realize returns on these investments. If we are unable to effectively manage our hiring needs or successfully integrate new hires, our efficiency, ability to meet forecasts, and employee morale, productivity, and engagement could suffer, which could adversely affect our business, financial condition, and results of operations.
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
In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including hiring additional specialized personnel, regularly reviewing and testing existing controls and procedures, incurring accounting-related costs, and requiring significant management oversight. If any of these new or improved controls and systems, or the existing systems and third-party software applications that we rely on for financial reporting, do not perform as expected, we may experience deficiencies in our controls and we may not be able to meet our financial reporting obligations. We also need to implement, integrate, and maintain effective internal control over financial reporting at companies we acquire, which involves significant time and resources, and any failure to do so could impact our ability to meet our financial reporting obligations.
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
We incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, and in support of internal business operations, and we expect these applications will become increasingly important in our operations over time. The procurement of third-party AI tools and the development of our own have required and are expected to continue requiring significant investment, and if, for the reasons described below and other reasons, we are unable to realize the benefits of this investment, our business, financial condition, and results of operations could be adversely affected. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, or otherwise leverage AI in a manner that adversely impacts our business, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, inappropriate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties or violations of other rights of third parties, we may be subject to legal claims or liability and our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to the use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and results of operations. AI also presents emerging ethical and regulatory issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the development of government regulation of AI and automated decision-making technology more generally, may require significant resources to continually develop, test, and maintain our platform, offerings, services, and features so that we can implement AI and automated decision-making technology in a manner that complies with applicable laws and regulations and ethically in order to minimize unintended, harmful impact. Increased regulation could also limit or impair our ability to develop and deploy AI technology within our platform that would otherwise be beneficial to us or merchants, consumers and Dashers.
Defects, errors, or vulnerabilities in our applications, backend systems, or other technology systems and those of third-party technology providers could harm our reputation and brand and adversely affect our business, financial condition, and results of operations.
The software underlying our platform is highly complex and our practice is to release frequent software updates. The software has contained in the past, and may contain in the future, undetected errors or vulnerabilities, some of which may only be discovered after the code has been released. The third-party software that we incorporate into our platform may also be subject to errors or vulnerabilities. Any errors or vulnerabilities discovered in our code or from third-party software after release could result in negative publicity and a loss of users, revenue, and availability of our platform, as well as other performance issues. Such vulnerabilities could also be exploited by malicious actors and result in exposure of data of users on our platform, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects, or vulnerabilities could adversely affect our business, reputation, brand, financial condition, and results of operations.

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
We track certain operational metrics, including merchant, consumer, and Dasher counts, key business and non-GAAP metrics, such as Total Orders, Marketplace GOV, Contribution Profit, Contribution Margin, Adjusted Gross Profit, Adjusted Gross Margin, Adjusted EBITDA, and Free Cash Flow, and certain other metrics required by regulatory and administrative bodies, such as the monthly active recipients of our services in the EU (as required by Article 24(2) of the Digital Services Act), with internal systems and tools that are not independently verified by any third party and those operational metrics may differ from estimates or similar metrics published by third parties due to differences in sources, methodologies, or the assumptions on which we rely. Our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time, which could result in unexpected changes to our metrics, including the metrics we publicly disclose. In addition, while we track these metrics during the quarter, system limitations and the auditing process may result in the metrics that we publicly disclose differing materially from the estimated amounts that were tracked during that same period. If the internal systems and tools we use to track these metrics undercount or overcount performance or contain algorithmic or other technical errors, the data we report may not be accurate. While these numbers are based on what we believe to be reasonable estimates of our metrics for the applicable period of measurement, there are inherent challenges in measuring how our platform is used across large populations. For example, the accuracy of our operating metrics could be impacted by fraudulent users of our platform, and further, we believe that there are consumers who have multiple accounts, even though this is prohibited in our terms of service and we implement measures to detect and prevent this behavior. Consumer usage of multiple accounts may cause us to overstate the number of consumers on our platform. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure, including, but not limited to, the quality of the data, may affect our understanding of certain details of our business, which could affect our long-term strategies. If our operating metrics are not accurate representations of our business, if investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, investors may lose confidence in our operating metrics and business and we expect that we could be subject to legal claims, including securities class action lawsuits, and our business, reputation, financial condition, and results of operations could be adversely affected.
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
Risks Related to our Legal and Regulatory Environment
If Dashers that utilize our platform as independent contractors are reclassified as employees under U.S. federal or state law, or the laws of other jurisdictions in which we operate, it could have an adverse effect that is material to our business, financial condition, and results of operations.
We are subject to claims, lawsuits, arbitration proceedings, administrative actions, government investigations, and other legal and regulatory proceedings at the U.S. federal, state, and municipal levels, as well as in non-U.S. jurisdictions, challenging the classification of Dashers that utilize our platform as independent contractors. We are currently involved in, or may become involved in, a variety of actual or threatened claims, including those brought in arbitration or compelled pursuant to the terms of our independent contractor agreements to arbitration, challenging the classification of Dashers that utilize our platform as independent contractors.
While we maintain that Dashers that utilize our platform as independent contractors are properly classified as independent contractors, such Dashers may be reclassified as employees due to changes in the law or its interpretation. Depending on the jurisdiction and the extent of our operations in each such jurisdiction, a reclassification of such Dashers as employees could have an adverse effect that is material to our business, financial condition, and results of operations, including as a result of:
•monetary exposure arising from, or relating to, failure to withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, statutory and punitive damages, penalties, including related to California's Labor Code Private Attorneys General Act (“PAGA”), and government fines;
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
In addition to the harms listed above, a reclassification of Dashers that utilize our platform as independent contractors as employees would require us to significantly alter our existing business model and operations in order to continue to operate our platform in that jurisdiction, which would result in significant increased costs and could negatively impact our ability to attract and retain Dashers on our platform, which could have an adverse effect that is material to our business, financial condition, and results of operations. A reclassification of such Dashers as employees could also result in an increase to the fees we charge to consumers and the commissions we charge to merchants, which in turn could affect our ability to attract and retain consumers and merchant partners, and adversely affect our business, financial condition, and results of operations.
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
Several other jurisdictions where we operate have adopted or may be considering, or in the future may consider, adopting legislation, or we may propose or support legislation, ballot initiatives, other legislative processes, or voluntary agreements with third parties, that would pair worker flexibility and independence with new protections and benefits. To the extent other jurisdictions adopt such legislation, or we propose or support legislation, ballot initiatives, other legislative processes, or agreements, we would expect our costs related to Dashers in such jurisdictions to increase. We may also experience lower order volumes in such jurisdictions if it becomes necessary to charge higher fees and commissions as a result of such laws, which would adversely affect our results of operations. Even with the passage of Proposition 22 and similar legislation, such initiatives and legislation have been, and may in the future be, challenged and subject to litigation.
With the breadth of our geographic scope, the classification of Dashers that utilize our platform as independent contractors may be subject to challenge in other jurisdictions. In particular, we are subject to local regulations and challenges in various jurisdictions related to the classification of Wolt courier partners and Deliveroo riders as independent contractors. For example, in May 2025, the Supreme Administrative Court in Finland issued a decision that courier partners in Finland were employees, but excluded from the Working Hours Act, resulting in Wolt not being responsible for keeping statutory records of Wolt courier partners' working hours. We are seeking an annulment of this decision. We are, and may continue to be, subject to similar actions in other jurisdictions. In addition, other jurisdictions are considering changing the standards used to determine worker classification, which may impact the classification of Dashers using our platform. For example, the EU's Platform Work Directive, which entered into force in December 2024, requires EU member states to transpose its requirements to their national laws, including enacting new national laws for determining worker classification of platform workers, and may involve differing implementation by the various member states. Such EU-wide legislative reforms may adversely affect our ability to operate our current independent contractor model within the European Economic Area (the "EEA").
In certain jurisdictions where there are uncertainties associated with the interpretation of applicable law, or for other reasons, we may decide to adopt employment-based models, as we already do, for example, in Germany, which could result in certain operational challenges and increased costs and cause us to withdraw from certain jurisdictions or decide not to expand our business in or into a certain jurisdiction, which could limit our growth and expansion opportunities.
We are subject to various claims, lawsuits, investigations, and proceedings, and face potential liability, expenses, and harm to our business as a result.
We face potential liability, legal expenses, and harm to our business relating to the nature of our business generally, and with the delivery services we facilitate in particular. Specifically, we are subject to claims, lawsuits, arbitration proceedings, government investigations, audits, and demands, and other legal, regulatory, and administrative proceedings, including those involving personal injury, property damage, worker classification, labor and employment, anti-discrimination, commercial disputes, competition, consumer complaints, cybersecurity incidents, intellectual property disputes, marketing and advertising to merchants, consumers, and Dashers, compliance with regulatory requirements, and other matters, and we may become subject to additional types of claims, lawsuits, government investigations, and legal or regulatory proceedings as our business grows and as we deploy new products and services. We are also subject to claims, lawsuits, and other legal proceedings seeking to hold us vicariously liable for the actions of merchants, consumers, and Dashers.
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
We also face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to Dashers regarding, among other things, the classification of Dashers that utilize our platform as well as our Dasher pay models, including claims regarding disclosures we make with respect to Dasher earnings and gratuities, the process of signing up to become a Dasher, including our background check processes, identity verification processes, removal of platform access, Dasher payment practices, and the nature and frequency of our communications to Dashers via email, text, or telephone. We also face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to consumers regarding, among other things, disclosures we make with respect to sales tax, consumer fees, gratuities, sign up and cancellation of subscription services, the local delivery fulfillment services we facilitate, discrepancies between the items on our websites and consumer applications and the items advertised at the merchants from which such items are delivered, and the nature and frequency of our marketing communications to consumers via email, text, or telephone. In addition, we face potential liability and expense for claims, including class, collective, and other representative actions, by or relating to merchants regarding, among other things, menu pricing, exclusivity arrangements, and the listing of merchants on our platform without an agreement. We also face potential liability and expense for claims relating to the information that we publish on our websites and mobile applications, including claims for trademark and copyright infringement, defamation, libel, and negligence, among others.
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
In the United States and certain other jurisdictions in which we operate, we include arbitration and class action waiver provisions in our terms of service with the merchants, consumers, and Dashers that utilize our platform. These provisions are intended to streamline the dispute resolution process for all parties involved, as they can in some cases be faster and less costly than litigating disputes in court. However, arbitration can be costly and burdensome, and the use of arbitration and class action waiver provisions subjects us to certain risks, including to our reputation and brand as a result of public scrutiny and to our business as a result of conflicting rules regarding scope and enforceability amongst adjudicators. In order to minimize these risks, we may limit our use of arbitration and class action waiver provisions or we may be required to do so in a legal or regulatory proceeding. As a result of the foregoing, or if some or all of our arbitration and class action waiver provisions are found to be unenforceable, we could face an increase in our litigation costs and exposure. Additionally, we permit certain users of our platform to opt out of such provisions, which could also cause an increase in our litigation costs and exposure. If our litigation costs and exposure increase as a result of any of the foregoing, it could also adversely affect our business, financial condition, and results of operations.
We have exposure to greater than anticipated income tax liabilities.
We are subject to income taxes in the United States and certain non-U.S. jurisdictions. Our provision for (benefit from) income taxes is a function of the manner in which we operate our business, and any changes to such operations or laws applicable to such operations may affect our effective tax rate. Income taxes and related withholding tax obligations can also arise in connection with transactions among our legal entities. The determination of our worldwide provision for (benefit from) income taxes and other tax liabilities requires significant judgment by management and, in the ordinary course of our business, there are many transactions and calculations for which the applicable law and the ultimate tax determination are uncertain. Although we believe that our provision for (benefit from) income taxes is reasonable, the ultimate outcome may differ from the amounts recorded in our financial statements and could materially affect our financial results in the period or periods for which such determination is made.
In addition, our effective tax rate could be adversely affected by changes in our business operations, acquisitions, investments, entry into new businesses and geographies, changes in our stock price, intercompany transactions, changes in law or administrative interpretations or practices, changes in accounting principles, changes to our forecasts of income and loss, changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, or changes in the valuation of our deferred tax assets and liabilities.
We have exposure to changing tax legislation and administrative practices, and to tax authorities successfully imposing additional non-income tax obligations or liabilities on us.
The application of non-income taxes to businesses like ours is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce and many jurisdictions are actively considering changes to existing tax laws and regimes that, if enacted, could increase our tax obligations in jurisdictions where we do business. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and, as a result, amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain and could differ from the amounts disclosed in our financial statements and exceed the amount of applicable reserves, if any.
We are subject to non-income taxes, such as payroll, sales, use, value-added, goods and services, gross receipt, and digital services taxes, in the United States and non-U.S. jurisdictions where we operate. In certain jurisdictions, we pay or collect and remit non-income taxes. Tax authorities may challenge or otherwise disagree with our tax calculations, reporting, or collection. They could also demand we collect taxes in new jurisdictions or pay additional taxes and interest, potentially including tax on the cost of goods sold, which could further result in associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so, to correct the calculation of or collect additional taxes in a jurisdiction in which we currently collect taxes, or to collect, remit or pay taxes that are otherwise the responsibility of our vendors and partners, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage merchants, consumers, and Dashers from utilizing our offerings, or could otherwise harm our business, financial condition, and results of operations.
The United States and certain non-U.S. jurisdictions have tax rules generally requiring payors to obtain payee taxpayer information and report payments to unrelated parties to the government. Under certain circumstances, a failure to comply with such obligations may result in additional taxes being imposed on us prospectively or retroactively and/or cause us to become liable for monetary penalties or to withhold a percentage of the amounts paid to Dashers, merchants, and other payees and remit such amounts to the taxing authorities. Due to the large number of Dashers, merchants, and other payees and the amounts paid to each, process failures with respect to these reporting obligations could result in substantial financial liability and other consequences to us if we were unable to remedy such failures in a timely manner. In cases where new legislation requires reporting and collection, we also may not have sufficient notice to enable us to build systems and adopt processes to properly comply with new obligations by the effective date.
In addition, we believe governments are increasingly looking for ways to increase revenue, which could result in legislative action to increase non-income taxes. If one or more jurisdictions change applicable tax laws or successfully challenge our interpretations of existing or new tax laws or their application, our overall taxes could increase, and our business, financial condition, and results of operations may be adversely impacted. For example, an increasing number of jurisdictions are considering or have adopted laws, administrative practices or interpretations that impose new tax measures, including, but not limited to, revenue-based taxes and additional reporting obligations, targeting online commerce and the remote selling of goods and services. These include new obligations to withhold or collect sales, consumption, value added, or other taxes on online marketplaces and remote sellers, or other requirements that may result in liability for third-party obligations. Such legislative action could also discourage merchants, consumers, and Dashers from utilizing our offerings, or, with respect to us or merchants, to pass along increased additional taxes and raise prices to consumers, which could harm our business, financial condition, and results of operations.
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
Our business is subject to a variety of laws and regulations globally, many of which are unsettled and still developing, and any of which could subject us to legal claims, increased costs, operational burdens, or otherwise adversely affect our business, financial condition, or results of operations.
The on-demand local commerce industry and our business model are relatively nascent and rapidly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth of our business, including as a result of increased regulation of the Internet, mobile devices, e-commerce, or other online services and applications, which could result in increases to the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business. In addition, it is not always clear how existing laws governing issues such as property ownership, taxes, libel, and privacy, among other areas, apply to e-commerce and our business model more generally.
We are or may become subject to a variety of laws in the United States and other jurisdictions, including those related to worker classification, Dasher pay and conditions of work, Dasher onboarding and deactivation, Dasher safety, engagement of fleet companies and other third-party service providers, insurance, merchant pricing and commissions, consumer pricing and fees, gratuities, taxes, and other laws governing our relationships with merchants, consumers, and Dashers. In addition, we are or may become subject to more broadly applicable laws governing issues such as worker classification, labor and employment, anti-discrimination, food safety, alcoholic beverages and other highly regulated products, online payments, text messaging, subscriptions and membership products, intellectual property, data retention, data protection, data transfers and sharing, cybersecurity, privacy, age verification, AI and automated decision-making technology, consumer protection, consumer fees, antitrust, background checks, website and mobile application accessibility, environmental sustainability and related disclosures, and tax and other government-imposed fees. These and other laws are often complex, subject to change, and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of these laws, and whether they are applicable to us, are often uncertain and may be conflicting, including varying standards and interpretations between U.S. law and the laws of other jurisdictions, between U.S. state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies.
We are subject to regulatory review, proceedings, and audits pursuant to national, federal, state, and local laws regulating the sale and delivery of alcoholic beverages and other regulated products. These regulations and laws may dictate matters such as licensing, permitting, or other governmental review requirements, advertising restrictions, and consumer age verification. In addition, merchants may be prohibited from listing certain products on our platform in certain jurisdictions. Any governmental litigation, fines, or restrictions on our operations resulting from the enforcement of these existing regulations, any changes to existing regulations or changes to the interpretation or enforcement of existing regulations, or the adoption of any new legislation or regulations could result in criminal liability or civil penalties and third-party liability, cause us to have to suspend sales and delivery of regulated products in a jurisdiction for a period of time, or result in increased sales or marketing costs or changes to our business practices, each of which could have an adverse effect on our brand, reputation, business, financial condition, and results of operations.
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
In recent years, regulatory scrutiny of larger companies, technology companies, and companies engaged in dealings with independent contractors has increased. As a result, regulatory and administrative bodies may enact new laws or promulgate new regulations that are adverse to our business, or they may view matters or interpret laws and regulations differently than they have in the past in a manner adverse to our business. For example, in December 2023, a New York City rule mandating certain minimum earnings standards for certain food delivery workers took effect. Minimum earnings standards and other regulations can increase the cost and complexity of operating, which has caused, and may in the future cause, us to increase the fees we charge to consumers. To the extent that minimum earnings standards or other regulations lead to an increase in the fees we charge to consumers, consumer demand for our services could be reduced, which would further harm our business and results of operations. In addition, certain jurisdictions may challenge or seek to regulate the way in which we categorize, disclose, or collect consumer fees on our platform.
In addition, there is an increasingly active litigation and regulatory environment regarding antitrust and competition matters in the jurisdictions in which we operate. We could be subject to claims of violations of competition laws in many aspects of our business, including with respect to alleged market sharing, price fixing or other pricing practices, anticompetitive exclusionary conduct, exchange of competitively sensitive information, and with respect to any acquisitions we undertake. For example, in February 2025, Uber filed a lawsuit in California state court alleging that certain of our business practices are anticompetitive. In addition, competition authorities in some of the jurisdictions in which we operate have made queries regarding, or investigated, our pricing-related terms or other practices and, in certain jurisdictions, competition authorities and courts have issued decisions concerning our pricing-related terms or other practices. Any potential violations of competition laws could result in litigation, fines, restrictions on our operations, render applicable provisions or contracts unenforceable, divert management’s attention, and lead to claims for damages and reputational harm, each of which could adversely affect our business, financial condition, and results of operations.

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
The majority of payments by our consumers are made by credit card or debit card or through third-party payment services, which subjects us to certain payment-related regulations. We may in the future offer new payment options to consumers that may be subject to additional regulations and risks. In the United States, money transmitters are regulated by numerous state and local governments and agencies, many of which may define "money transmitter" differently. If we are found to be a money transmitter under any applicable regulations and we are not in compliance with such regulations, we may be subject to fines or other penalties levied by national, federal, state, or local regulators in one or more jurisdictions. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services and, in some cases, rely on certain authorizations and exemptions to process payments. For example, as a result of our operations in Europe, we are subject to the revised EU Payment Services Directive ("PSD II") and related regulations. One of our subsidiaries acts as an intra-group licensed payment service provider and electronic money institution for its payment services to merchants in the EEA countries and has obtained a payment institution license and electronic money license from the Finnish Financial Supervisory Authority in accordance with PSD II. Should our payment institution or electronic money licenses be revoked in the future, or any other enforcement measures be taken by the Finnish Financial Supervisory Authority, such as imposing penalties or forcing us to cease offering certain payment facilities, our operations in Europe would be adversely affected. Should any of our licenses, authorizations, or exemptions be revoked, or any other enforcement measures be taken by national regulators against our reliance on these licenses, authorizations, or exemptions, our operations in the affected jurisdictions could be interrupted and our business and results of operations could be adversely affected.
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
Changes in laws or regulations relating to privacy or the protection, transfer of data, or other processing of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy or the protection, transfer of data, or other processing of data relating to individuals, could adversely affect our business.
We receive, transmit, store, and otherwise process a large volume of personal data relating to the merchants, consumers, and Dashers that use our platform, as well as other personal data relating to our employees and other personnel. We are subject to a growing body of local, municipal, state, federal, national, and international laws and regulations in the jurisdictions where we operate that address privacy and the collection, storing, sharing, use, disclosure, protection, and processing of certain types of data, which may require the notification of certain security breaches involving personal data. These laws and regulations evolve frequently, and their scope may continually change through new legislation, amendments to existing legislation, or changes in enforcement, and such changes may be inconsistent from one jurisdiction to another. For example, many U.S. states have enacted comprehensive privacy legislation similar to the California Consumer Privacy Act and a growing number of U.S. states have enacted legislation addressing other privacy matters, such as cybersecurity and consumer health data and biometrics. With our operations in the EU, we are subject to the General Data Protection Regulation, as well as national data protection and privacy schemes in other countries in which we operate. Any changes in these laws or regulations or their interpretation or enforcement could add further complexity, variation in requirements, restrictions, and legal risk; require additional investment of resources in compliance and data management programs; and result in changes or increased compliance costs in business practices and policies. For example, new and evolving requirements around consumer health data may restrict our ability to provide personalized content on our platform. More recently, the U.S. Department of Justice issued rules that place limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in, or with other specified links to, certain designated countries. These laws also impose strict and sometimes inconsistent requirements relating to the processing of personal data as well as significant penalties, such as fines, injunctions against the processing of personal data, and civil litigation claims, for noncompliance. We have incurred, and expect to continue to incur, significant expenses in our efforts to comply with current and evolving privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations.
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
Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, cybersecurity, and the protection, transfer, and other processing of data, it is possible that our interpretations of the law and regulations or our practices and platform could be inconsistent with, be alleged to fail, or fail to meet all requirements of, such laws, regulations, or obligations. Our failure, or the failure by our vendors, merchants, or Dashers on our platform, to comply with applicable laws or regulations or any other actual or asserted obligations relating to privacy, data protection, or cybersecurity, or any compromise of security that results in unauthorized access to, or use or release of personal data or other data relating to merchants, consumers, Dashers, or other individuals, or the perception of privacy concerns or that any of the foregoing types of failure or compromise has occurred, could damage our reputation and brand, discourage new and existing merchants, consumers, and Dashers from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations.
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
Any negative publicity related to any of our third-party background check providers or background check processes, including publicity related to safety incidents or actual or perceived privacy violations, security breaches or other data-related incidents, or our actual or perceived failure to take action on negative results of a background or other check that we may initiate with respect to a Dasher, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
Our platform, services, and operations depend on a wide variety of third-party software and services and any interruption in services provided by these third parties could adversely affect our business and results of operations.
Our business depends on users' access to our platform via a mobile device or personal computer and the Internet. We also have integrations with or otherwise utilize or rely on PayPal, Stripe, Olo, Google Maps, Amazon Web Services ("AWS"), and a variety of other third-party vendors. Our business would be disrupted, and we may have to seek alternative service providers, if the Internet or any of the third-party software or services we utilize, or functional equivalents thereof, were unavailable due to, among other reasons, extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices. Third-party software, applications, products, platforms, and services, and the terms on which they are offered, are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings. Updates to third-party software that integrates with our offerings could cause our platform to not operate as efficiently as it previously had or at all. In addition, some of our competitors or merchants on our platform may take actions that disrupt the interoperability of our platform with their own products or services, or exert strong business influence on our ability to operate and distribute our platform. Any changes in these systems that degrade the functionality of our platform or give preferential treatment to competitive services could adversely affect usage of our platform.
We primarily host our platform and support our operations on data centers provided by AWS, a third-party provider of cloud infrastructure services, in a limited number of locations. We have experienced, and expect that in the future we will continue to experience, interruptions, delays, and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors or misconduct, natural disasters, cybersecurity events, website hosting disruptions, and capacity constraints. In the event that our agreement with AWS is terminated, not available on the same terms, or we add additional or increase the use of alternative cloud infrastructure service providers, we may experience significant costs, downtime, or diversion of personnel attention and resources, which could adversely affect our business.
In certain markets, we regularly engage fleet companies to fulfill deliveries on our platform. Fleet companies are third parties that provide delivery services using their own workforce or, in some cases, their own subcontractors. Our operations in some markets may be heavily dependent on the services of fleet companies. To the extent that we do become reliant on fleet companies in certain markets, it may be difficult to find a suitable replacement for the fulfillment services that such fleet companies provide in a timely manner or at all. In addition, if fleet companies operate, or are perceived to operate, below appropriate quality standards or have compliance or other regulatory issues, we could be held liable for their deficiencies and/or violations and our business, reputation and results of operations could be adversely affected. Although we contractually require our fleet partners to comply with applicable law in their operations, we do not control these companies and any non-compliance with applicable law has resulted in, and may in the future result in, increased legal and regulatory exposure and increased resourcing needs. For example, we have experienced, and may experience in the future, allegations of joint employer, agency and tax liability, including as a result of new or changing laws and interpretations of those laws. In the event that our relationship with any of our key partners, including fleet companies, deteriorates, whether as a result of business disputes, regulatory issues, or degrading quality of services, we may experience difficulties maintaining our operations in impacted markets, which could adversely affect our business, reputation, and results of operations.
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
In addition, mobile operating system and browser providers, such as Apple and Google, from time to time announce changes, as well as future plans, to restrict or limit certain practices that application developers like us might currently or in the future use in connection with our platform, including practices that may be applicable to merchants, consumers, and Dashers. For example, Apple has imposed requirements for consumer disclosures regarding privacy practices, and implemented an application tracking transparency framework that requires opt-in consent for certain types of tracking. These changes have negatively impacted the effectiveness of our advertising and promotions, and we expect these changes to continue to do so. If we are unable to mitigate the effects of these developments, we could experience a decline in the growth of new users as well as order rates from existing consumers on our platform.
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
Our business depends on our intellectual property, the protection of which is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret, and copyright law and contractual restrictions to protect our intellectual property. In addition, we attempt to protect our intellectual property, technology, and confidential information by requiring our employees and consultants who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements, and third parties we share information with to enter into nondisclosure agreements. These agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property, or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information or technology, or infringement of our intellectual property. Despite our efforts to protect our proprietary rights, unauthorized parties may obtain or otherwise copy aspects of our platform or other software, technology, functionality or other intellectual property, obtain and use information that we consider proprietary, or use branding that is confusingly similar to our own.
We have registered or applied for registration, among other trademarks, the term “DoorDash”, "Deliveroo", and "Wolt" in various countries in which those brands are used. Competitors have and may continue to adopt and use service names and domain names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, we may adopt or otherwise use certain trade names or trademarks that may be allegedly similar to others already registered by third parties. As a result, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trade names or trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and other jurisdictions may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our intellectual property and proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility, to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, and to require cash collateral for any outstanding letters of credit issued under the revolving credit facility. If not waived, these defaults could also cause our other then-outstanding indebtedness, including the 2030 Notes, to become immediately due and payable. If the debt under our revolving credit facility or other outstanding indebtedness were to be accelerated or such cash collateral were to be required under our revolving credit facility, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of December 31, 2025, there were no revolving loans outstanding and $61 million in aggregate face amount of letters of credit issued under our revolving credit facility.
Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of December 31, 2025, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of LaunchPad, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors, collectively held 55% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to our initial public offering and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of December 31, 2025, our Co-Founders would collectively hold 63% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu has the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among our Co-Founders and their family members. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date on which the number of shares of our capital stock, including Class A common stock, Class B common stock, and Class C common stock, and any shares of capital stock underlying equity securities or other convertible instruments, held by Mr. Xu and his permitted entities and permitted transferees is less than 35% of the Class B common stock held by Mr. Xu and his permitted entities as of immediately following the completion of our initial public offering, which we sometimes refer to herein as the "35% Ownership Threshold;" (ii) 12 months after the death or permanent and total disability of Mr. Xu, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Xu and approved by our board of directors (or if there is no such person, then our secretary then in office); (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which Mr. Xu is terminated for cause (as defined in our amended and restated certificate of incorporation ("Certificate of Incorporation")); or (iv) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date upon which (A) Mr. Xu is no longer providing services to us as an officer, employee, or consultant and (B) Mr. Xu is no longer a member of our board of directors, either as a result of Mr. Xu’s voluntary resignation or as a result of a request or agreement by Mr. Xu at a meeting of our stockholders for Mr. Xu not to be renominated as a member of our board of directors. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our Certificate of Incorporation occurs as the "Final Conversion Date."
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
As a result of our multi-class common stock structure and the Voting Agreement, our Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of December 31, 2025, and Mr. Xu has the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of

Nasdaq. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of Nasdaq regarding corporate governance, including requirements that a majority of its board of directors consist of independent directors, a compensation committee be composed of independent directors, and that there is independent director oversight over the director nomination process.
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
•actual or perceived privacy violations, security breaches, or other data-related incidents;
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
Certain stockholders are entitled, under our investors’ rights agreement, to require us to register shares owned by them for public sale in the United States. In addition, we have previously registered shares for future issuance under our equity compensation plans. As a result, subject to the satisfaction of applicable exercise periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will generally be available for immediate resale in the United States in the open market.
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

Delaware law and provisions in our Certificate of Incorporation, amended and restated bylaws ("Bylaws"), and the Indenture could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.
Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our Certificate of Incorporation and Bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•any amendments to our Certificate of Incorporation require the approval of at least a majority of the voting power of the outstanding shares of our Class A common stock and Class B common stock;
•our Bylaws provide that approval of the holders of at least a majority of the voting power of the outstanding shares of our Class A common stock and Class B common stock voting as a single class is required for stockholders to amend or adopt any provision of our Bylaws;
•our multi-class common stock structure and the Voting Agreement, which provide Tony Xu with the ability to determine or significantly influence the outcome of matters requiring stockholder approval, even if he owns significantly less than a majority of our capital stock;
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
•our Certificate of Incorporation does not provide for cumulative voting;
•vacancies on our board of directors will be able to be filled only by our board of directors and not by stockholders;
•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer, or a majority of our board of directors;
•certain litigation against us can only be brought in Delaware;
•our Certificate of Incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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

Our Bylaws designate a U.S. state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation, or our Bylaws or (iv) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over indispensable parties named as defendants. Our Bylaws also provide that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended (the "Securities Act"). Nothing in our Bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees. The enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provisions in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could adversely affect our results of operations.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 1C. Cybersecurity
Risk Management and Strategy

Cybersecurity risk management is an important part of our enterprise risk management program, and cybersecurity and data protection are identified as key enterprise risks in our risk assessments and periodic reporting to management and our board of directors. We have an enterprise-wide cybersecurity program that is designed to identify, protect, detect, and respond to reasonably foreseeable cybersecurity risk and threats, and continuously work to enhance and improve our cybersecurity and risk management efforts. We routinely assess material risks from cybersecurity threats and maintain incident response plans designed to protect, identify, evaluate, respond to, and recover from a cybersecurity incident. The plans are designed to be flexible so that they may be adapted to an array of potential scenarios, and provide for the creation of cross-functional cybersecurity incident response teams in the event of a cybersecurity incident. We regularly conduct exercises to help ensure our overall preparedness for a cybersecurity incident.

We also have invested in tools and technologies to protect our data and information technology, and we monitor our systems on an ongoing basis to identify and assess risk. In addition, we have mandatory cybersecurity training designed to educate and train employees on how to identify and report cybersecurity threats. We also provide specialized training for employees in more sensitive roles.

We take measures to assess and, where warranted, update and improve our cybersecurity program, including by regularly conducting internal risk assessments, internal control validations, independent program assessments, threat assessments, penetration testing, and scanning of our systems for vulnerabilities. Our cybersecurity risk management framework is based on applicable laws and regulations, as well as industry recognized standards and practices. Key portions of our operations undergo periodic third-party assessments against recognized industry standards and practices, such as system and organization controls 2 (SOC 2 type II), the ISO 27001 framework, and the payment card industry data security standard. We also periodically engage third-party advisors to assess the effectiveness of our cybersecurity program, policies and practices, consult with external advisors regarding opportunities and enhancements to strengthen our policies and practices, and assess our cybersecurity capabilities using third-party security firms. Our internal audit team provides independent assessment of our cybersecurity program and controls.

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

To date, risks from cybersecurity threats, including in connection with the cybersecurity threats and incidents we have previously disclosed, have not materially affected our business or operations. Although we have invested in the protection of our data and information technology, and monitor our systems on an ongoing basis, there can be no assurance that such efforts will be successful in preventing our information technology systems from being compromised or otherwise protecting us completely from security breaches or incidents. For additional information regarding whether any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please see the section titled "Risk Factors," in this Annual Report on Form 10-K, including the section titled “Risk Factors—Risks Related to Our Business and Operations—We have been subject to cybersecurity incidents in the past and anticipate being the target of future attacks. Any actual or perceived cybersecurity incident or security or privacy breach, particularly those involving our key systems, data, or critical third-party providers, could interrupt our operations, subject us to claims, litigation, regulatory investigations and liability, and adversely affect our reputation, brand, business, financial condition, and results of operations.”

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

The Company's cybersecurity risk management is led by our Vice President and Chief Information Security Officer (“CISO”) Suha Can, who reports to our General Counsel, and is responsible for assessing and managing information security and technology risks across our global operations. Our CISO has more than 20 years of experience in cybersecurity and engineering leadership roles at technology companies, and holds degrees in software engineering and business. He is supported by experienced regional and functional security leaders who are responsible for assisting him in assessing and managing information security, technology, and related risks for our global operations.

Management is responsible for assessing, identifying, and managing material cybersecurity risks. Our CISO and his globally distributed teams meet regularly with each other and with members of management to review and evaluate our cybersecurity risks and risk management program. As part of its oversight of cybersecurity risks, our audit committee receives regular updates from management on the risks and status of our security program. Additionally, our cybersecurity program has in place coordinated cybersecurity incident response processes that set forth procedures for managing and responding to cybersecurity incidents across the enterprise, including the assignment of cross-functional roles and responsibilities and protocols for the escalation of significant incidents to members of management and our audit committee.
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
We are currently involved in putative class actions, representative actions, such as those brought under PAGA, and individual claims, both in court as well as arbitration, and other matters challenging the classification of Dashers on our platform as independent contractors. Various other Dashers have challenged or threatened to challenge, and may challenge in the future, their classification on our platform as an independent contractor under U.S. federal and state and international law, seeking monetary, injunctive, or other relief. We are currently involved in a number of such actions filed by individual Dashers, with many additional claims threatened, including those brought in, or compelled pursuant to our independent contractor agreement to, individual arbitration. In addition, in June 2020, the San Francisco District Attorney filed an action in the Superior Court of California, County of San Francisco, alleging that we misclassified California Dashers as independent contractors as opposed to employees in violation of the California Labor Code and the California Unfair Competition Law, among other allegations. This action was resolved in September 2025 for $2 million and no injunctive relief.
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
Regulatory and administrative investigations, audits, demands, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models and pay practices, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, we have recorded an accrual for this matter within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2025. We are currently the subject of government investigations, audits, demands, and inquiries in other jurisdictions as well, and we may in the future settle, or record accruals with respect to, such matters. Further, the results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
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
For additional information on our legal proceedings, see Note 10 – "Commitments and Contingencies" included in Part II, Item 8, “Notes to Consolidated Financial Statements,” of this Annual Report on Form 10-K.
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
Holders of Record
As of December 31, 2025, there were 126 holders of record of our Class A common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
As of December 31, 2025, there were 20 holders of record of our Class B common stock. All shares of our Class B common stock are beneficially owned by Tony Xu, Andy Fang, or Stanley Tang or their respective affiliates.
As of December 31, 2025, there were no holders of our Class C common stock.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes the share repurchase activity for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
October 1 - 31	—	$—	—	$5,000
November 1 - 30	—	$—	—	$5,000
December 1 - 31	—	$—	—	$5,000
Total	—		—

(1)In February 2025, our board of directors authorized the repurchase of up to $5.0 billion of our Class A common stock. In connection with this authorization, we have, from time to time, entered into Rule 10b5-1 plans, which as of December 31, 2025 have resulted in no repurchases of our Class A common stock. The February 2025 authorization does not have an expiration date. Please see Note 11 — "Common Stock" included in Part II, Item 8, of this Annual Report on Form 10-K for additional information.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings and do not anticipate declaring or paying any cash dividends in the foreseeable future. We may enter into credit agreements or other debt arrangements in the future that will restrict our ability to declare or pay cash dividends or make distributions on our capital stock. Any future determination regarding the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of DoorDash, Inc. under the Securities Act or the Exchange Act.
The following graph compares the cumulative total return to stockholders on our Class A common stock with the cumulative total returns of the S&P 500 and the S&P 500 IT, in each case, calculated on a dividend-reinvested basis. An investment of $100 is assumed to have been made in our Class A common stock and in each index as of the market close on December 31, 2020, and each investment's relative performance has been tracked through December 31, 2025, the last trading day in 2025. The graph uses the closing market price on December 31, 2020 of $142.75 per share as the initial value of our Class A common stock.
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
In addition, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section generally discusses 2025 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 are not included in this Annual Report on Form 10-K and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 14, 2025.
Overview
DoorDash, Inc. is incorporated in Delaware with headquarters in San Francisco, California. Our mission is to grow and empower local economies. We aim to do this by providing services that reduce friction in local commerce and help merchants better connect with consumers in their communities.

Our primary offerings include the DoorDash Marketplace, the Wolt Marketplace, and the Deliveroo Marketplace (together, our "Marketplaces"), and our Commerce Platform. Our Marketplaces operate in over 40 countries and provide an integrated suite of services that help merchants establish an online presence, connect with consumers in their communities, and solve mission-critical challenges, such as customer acquisition, demand generation, order fulfillment, merchandising, payment processing, and customer support. We also offer advertising as a value-added service through our Marketplaces to help merchants and consumer packaged goods companies increase consumer engagement and drive incremental revenue.
Our Marketplaces seek to attract and retain consumers based primarily on the selection, convenience, quality, affordability, and service we provide. Our Marketplaces also offer our consumer membership programs, DashPass, Wolt+, and Deliveroo Plus, which aim to lower transactional friction by reducing the delivery and service fees we charge, while providing additional membership benefits.
In addition to our Marketplaces, we offer our Commerce Platform, which is a suite of services that help empower merchants to build, operate, and grow their businesses on their own channels. Within our Commerce Platform, we offer white-label delivery fulfillment services ("Drive") as well as services that help merchants establish online ordering, build branded mobile apps, manage reservations and in-store dining, manage consumer relationships, enable tableside order and pay, and improve customer support.
Financial and Operational Highlights
We use the below financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. As we grow our business and expand our offerings, our success and the financial performance of our business will be dependent upon many factors. These factors include, but are not limited to, those highlighted in this Annual Report on Form 10-K, as well as the success of our growth strategies and the timing and size of investments and expenditures that we choose to undertake, such as our recent and continued investment in our non-U.S. operations, in our global technology platform, and to increase system capacity for Dashers and in support of longer distance and higher effort deliveries. Certain of these and other factors may not be within our control.

	Year Ended December 31,
(in millions, except percentages)	2023	2024	2025

Total Orders	2,161	2,583	3,172
Total Orders Y/Y growth	24%	20%	23%
Marketplace GOV	$66,771	$80,231	$102,018
Marketplace GOV Y/Y growth	25%	20%	27%
Revenue	$8,635	$10,722	$13,717
Revenue Y/Y growth	31%	24%	28%
Net Revenue Margin	12.9%	13.4%	13.4%
GAAP gross profit	$3,860	$4,979	$6,686
GAAP gross profit as a % of Marketplace GOV	5.8%	6.2%	6.6%
Contribution Profit(1)	$2,482	$3,474	$4,840
Contribution Profit as a % of Marketplace GOV	3.7%	4.3%	4.7%
GAAP net income (loss) attributable to DoorDash, Inc. common stockholders	$(558)	$123	$935
GAAP net income (loss) attributable to DoorDash, Inc. common stockholders as a % of Marketplace GOV	(0.8)%	0.2%	0.9%
Adjusted EBITDA(1)	$1,190	$1,900	$2,779
Adjusted EBITDA as a % of Marketplace GOV	1.8%	2.4%	2.7%
Weighted-average diluted shares outstanding	393	430	440
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
Total Orders grew to 3.2 billion in 2025, a 23% increase compared to 2024. The increase in Total Orders was driven primarily by growth in the number of consumers, including partially as a result of our acquisition of Deliveroo, and growth in average consumer engagement.

Marketplace GOV. We define Marketplace GOV as the total dollar value of orders completed on our Marketplaces, including taxes, tips5, and any applicable consumer fees, including membership fees related to DashPass, Wolt+, and Deliveroo Plus. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants for orders fulfilled through our Commerce Platform.
Marketplace GOV grew to $102.0 billion in 2025, a 27% increase compared to 2024, driven primarily by growth in Total Orders.
Net Revenue Margin. We define Net Revenue Margin as revenue expressed as a percentage of Marketplace GOV.
Net Revenue Margin was 13.4% in 2025, consistent with 2024.
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
Contribution Profit increased to $4.8 billion in 2025 from $3.5 billion in 2024, driven primarily by growth in revenue, partially offset by increases in cost of revenue and sales and marketing expenses.
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
Adjusted EBITDA increased to $2.8 billion in 2025 from $1.9 billion in 2024, driven primarily by growth in Contribution Profit, partially offset by increases in adjusted research and development expense and adjusted general and administrative expense.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
Free Cash Flow was $1.8 billion in 2025, consistent with 2024. Free Cash Flow remained flat as the increase in net cash provided by operating activities was largely offset by a comparable increase in purchases of property and equipment, as well as capitalized software and website development costs.
5 Dashers receive 100% of tips.

Results of Operations
The following table summarizes our historical consolidated statements of operations data:

	Year Ended December 31,
(in millions)	2023	2024	2025

Revenue	$8,635	$10,722	$13,717
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,589	5,542	6,738
Sales and marketing	1,876	2,037	2,476
Research and development	1,003	1,168	1,431
General and administrative	1,235	1,452	1,600
Depreciation and amortization(2)	509	561	747
Restructuring charges	2	—	2
Total costs and expenses	9,214	10,760	12,994
Income (loss) from operations	(579)	(38)	723
Interest income, net	152	199	211
Other income (expense), net	(107)	(5)	5
Income (loss) before income taxes	(534)	156	939
Provision for income taxes	31	39	7
Net income (loss) including redeemable non-controlling interests	(565)	117	932
Less: net loss attributable to redeemable non-controlling interests	(7)	(6)	(3)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(558)	$123	$935
(1)Costs and expenses include stock-based compensation expense as follows:

	Year Ended December 31,
(in millions)	2023	2024	2025

Cost of revenue, exclusive of depreciation and amortization	$139	$151	$154
Sales and marketing	119	117	107
Research and development	466	505	527
General and administrative	364	326	263
Total stock-based compensation expense	$1,088	$1,099	$1,051
(2)Depreciation and amortization related to the following:

	Year Ended December 31,
(in millions)	2023	2024	2025

Cost of revenue	$186	$201	$293
Sales and marketing	125	119	161
Research and development	185	222	270
General and administrative	13	19	23
Total depreciation and amortization	$509	$561	$747

The following table sets forth the components of our consolidated statements of operations data as a percentage of revenue:

	Year Ended December 31,
	2023	2024	2025

Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	53%	52%	49%
Sales and marketing	22%	19%	18%
Research and development	12%	11%	10%
General and administrative	14%	14%	12%
Depreciation and amortization	6%	5%	6%
Restructuring charges	—%	—%	—%
Total costs and expenses	107%	101%	95%
Income (loss) from operations	(7)%	(1)%	5%
Interest income, net	2%	2%	2%
Other income (expense), net	(1)%	—%	—%
Income (loss) before income taxes	(6)%	1%	7%
Provision for income taxes	—%	—%	—%
Net income (loss) including redeemable non-controlling interests	(6)%	1%	7%
Less: net loss attributable to redeemable non-controlling interests	—%	—%	—%
Net income (loss) attributable to DoorDash, Inc. common stockholders	(6)%	1%	7%
Comparison of the Years Ended 2025 and 2024
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
We also generate revenue from membership fees paid by consumers for DashPass, Wolt+, and Deliveroo Plus, and our advertising products, which are recognized as part of our Marketplaces revenue.
In addition, we generate revenue from other sources, including our Commerce Platform. Drive generates the majority of revenue within our Commerce Platform. We generate revenue from Drive by collecting per-order fees from merchants to arrange for delivery services that fulfill demand generated through their own channels.

	Year Ended December 31,			2024 to 2025
(in millions, except percentages)	2023	2024	2025	$ Change	% Change

Revenue	$8,635	$10,722	$13,717	$2,995	28%
Revenue increased by $3.0 billion, or 28%, in 2025, compared to 2024. The increase was primarily driven by a 27% increase in Marketplace GOV. In 2025, revenue grew at a faster rate than Marketplace GOV primarily due to improved logistics efficiency, increasing contribution from advertising revenue, and a reduction in credits and refunds as a percentage of Marketplace GOV.
Cost of Revenue, Exclusive of Depreciation and Amortization
Cost of revenue primarily consists of (i) order management costs, which include payment processing charges, net of rebates issued from payment processors, costs associated with cancelled orders, insurance expenses, costs related to placing orders with non-partner merchants, and costs related to first party product sales, for which we take control of inventory, (ii) platform costs, which include costs for onboarding merchants and Dashers, costs for providing support for consumers, merchants, and Dashers, and technology platform infrastructure costs, and (iii) personnel costs, which include personnel-related compensation expenses related to our local operations, support, and other teams, and allocated overhead. Personnel-related compensation expenses primarily include salary, bonus, benefits, and stock-based compensation expense. Allocated overhead is determined based on an allocation of certain shared costs, such as facilities (including rent and utilities) and information technology costs, among all departments based on employee headcount.

	Year Ended December 31,			2024 to 2025
(in millions, except percentages)	2023	2024	2025	$ Change	% Change

Cost of revenue, exclusive of depreciation and amortization	$4,589	$5,542	$6,738	$1,196	22%
Cost of revenue, exclusive of depreciation and amortization, increased by $1.2 billion, or 22%, in 2025, compared to 2024. The increase was primarily attributable to an increase of $815 million in order management costs and an increase of $356 million in platform costs, driven primarily by growth in Total Orders.
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

	Year Ended December 31,			2024 to 2025
(in millions, except percentages)	2023	2024	2025	$ Change	% Change

Sales and marketing	$1,876	$2,037	$2,476	$439	22%
Sales and marketing expenses increased by $439 million, or 22%, in 2025, compared to 2024. The increase was primarily driven by an increase of $278 million in advertising expenses and an increase of $144 million in personnel-related compensation expenses.
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Year Ended December 31,			2024 to 2025
(in millions, except percentages)	2023	2024	2025	$ Change	% Change

Research and development	$1,003	$1,168	$1,431	$263	23%
Research and development expenses increased by $263 million, or 23%, in 2025, compared to 2024. The increase was primarily driven by an increase of $314 million in personnel-related compensation expenses, partially offset by an increase in capitalized software and website development costs of $137 million.
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

	Year Ended December 31,			2024 to 2025
(in millions, except percentages)	2023	2024	2025	$ Change	% Change

General and administrative	$1,235	$1,452	$1,600	$148	10%

General and administrative expenses increased by $148 million or 10% in 2025, compared to 2024.The increase was primarily driven by an increase of $98 million in transaction-related costs mainly associated with the acquisitions in 2025 and an increase of $96 million in personnel-related compensation expenses, exclusive of stock-based compensation expense related to the CEO performance award, partially offset by a $72 million decrease in office lease impairment expenses.
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

	Year Ended December 31,			2024 to 2025
(in millions, except percentages)	2023	2024	2025	$ Change	% Change

Depreciation and amortization	$509	$561	$747	$186	33%
Depreciation and amortization expenses increased by $186 million, or 33%, in 2025, compared to 2024. The increase was primarily driven by an increase of $86 million in amortization expense for acquired intangible assets and an increase of $53 million in amortization expense related to capitalized software and website development costs.
Restructuring Charges
Restructuring charges primarily consist of separation-related payments and other termination benefit costs associated with restructuring activities.

	Year Ended December 31,			2024 to 2025
(in millions, except percentages)	2023	2024	2025	$ Change	% Change

Restructuring charges	$2	$—	$2	$2	*
*Percentage not meaningful
Restructuring charges were not material in 2025 and 2024.
Interest Income, Net
Interest income, net primarily consists of interest earned on our cash, cash equivalents, and investments, net of interest costs, as well as interest earned on cash held in escrow under the Escrow Agreement as defined in Note 10 - "Commitments and Contingencies" included in Part II, Item 8, "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.

	Year Ended December 31,			2024 to 2025
(in millions, except percentages)	2023	2024	2025	$ Change	% Change

Interest income, net	$152	$199	$211	12	6%
Interest income, net increased by $12 million, or 6%, in 2025, compared to 2024. The increase was primarily driven by interest earned on cash held in escrow under the Escrow Agreement, partially offset by a decrease in average interest rates.
Other Income (Expense), Net
Other income (expense), net primarily consists of adjustments to non-marketable equity securities, including impairment, gains and losses from transactions denominated in a currency other than the functional currency and loss on the settlement of the deal-contingent forward contract (the "Deal-Contingent Forward") that we entered into with Bank of America, N.A. which settled upon the closing of the Deliveroo acquisition. For further information on the Deal-Contingent

Forward, see Note 16 - "Derivative", included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

	Year Ended December 31,			2024 to 2025
(in millions, except percentages)	2023	2024	2025	$ Change	% Change

Other income (expense), net	$(107)	$(5)	$5	$10	(200)%
Other income (expense), net was not material in 2025 and 2024.
Provision for Income Taxes
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
We have a valuation allowance for our net deferred tax assets in the U.S., the U.K., and Finland. We expect to maintain these valuation allowances until it becomes more-likely-than-not that the benefit of our deferred tax assets will be realized by way of expected future taxable income in the U.S., the U.K., and Finland.

	Year Ended December 31,			2024 to 2025
(in millions, except percentages)	2023	2024	2025	$ Change	% Change

Provision for income taxes	$31	$39	$7	$(32)	*
*Percentage not meaningful.
On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic U.S. research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations.
In 2025, the income tax expense decreased by $32 million compared to 2024. The decrease in income tax expense was primarily attributable to a one-time tax benefit from the release of a portion of the U.S. valuation allowance in connection with the SevenRooms Inc. and Symbiosys Corp. acquisitions, as well as the enactment of the One Big Beautiful Bill Act that occurred during the year.
For additional information, see Note 12 – "Income Taxes" included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Year Ended December 31,
(in millions)	2023	2024	2025

Cost of revenue, exclusive of depreciation and amortization	$4,589	$5,542	$6,738
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(140)	(153)	(155)
Allocated overhead	(32)	(35)	(46)
Adjusted cost of revenue	$4,417	$5,354	$6,537
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
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Year Ended December 31,
(in millions)	2023	2024	2025

Sales and marketing	$1,876	$2,037	$2,476
Adjusted to exclude the following
Stock-based compensation expense and certain payroll tax expense	(119)	(118)	(108)
Allocated overhead	(21)	(25)	(28)
Adjusted sales and marketing	$1,736	$1,894	$2,340

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
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Year Ended December 31,
(in millions)	2023	2024	2025

Research and development	$1,003	$1,168	$1,431
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(470)	(507)	(528)
Allocated overhead	(16)	(23)	(28)
Adjusted research and development	$517	$638	$875
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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Year Ended December 31,
(in millions)	2023	2024	2025

General and administrative	$1,235	$1,452	$1,600
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(365)	(329)	(265)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(162)	(180)	(135)
Transaction-related costs	(2)	(7)	(105)
Office lease impairment expenses	—	(83)	(11)
Allocated overhead from cost of revenue, sales and marketing, and research and development	69	83	102
Adjusted general and administrative	$775	$936	$1,186

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
Gross profit is the most directly comparable financial measure to Contribution Profit. The following table provides a reconciliation of gross profit to Contribution Profit:

	Year Ended December 31,
(in millions, except percentages)	2023	2024	2025

Revenue	$8,635	$10,722	$13,717
Less: Cost of revenue, exclusive of depreciation and amortization	(4,589)	(5,542)	(6,738)
Less: Depreciation and amortization related to cost of revenue	(186)	(201)	(293)
Gross profit	$3,860	$4,979	$6,686
Gross Margin	44.7%	46.4%	48.7%
Less: Sales and marketing	$(1,876)	$(2,037)	$(2,476)
Add: Depreciation and amortization related to cost of revenue	186	201	293
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	259	271	263
Add: Allocated overhead included in cost of revenue and sales and marketing	53	60	74
Contribution Profit	$2,482	$3,474	$4,840
Contribution Margin	28.7%	32.4%	35.3%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Year Ended December 31,
(in millions, except percentages)	2023	2024	2025

Gross profit	$3,860	$4,979	$6,686
Add: Depreciation and amortization related to cost of revenue	186	201	293
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	140	153	155
Add: Allocated overhead included in cost of revenue	32	35	46
Adjusted Gross Profit	$4,218	$5,368	$7,180
Adjusted Gross Margin	48.8%	50.1%	52.3%
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

The following table provides a reconciliation of net income (loss) attributable to DoorDash, Inc. common stockholders to Adjusted EBITDA, and a reconciliation of net income (loss) including redeemable non-controlling interests to Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2023	2024	2025

Net income (loss) attributable to DoorDash, Inc. common stockholders	$(558)	$123	$935
Add: Net loss attributable to redeemable non-controlling interests	(7)	(6)	(3)
Net income (loss) including redeemable non-controlling interests	$(565)	$117	$932
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	162	180	135
Transaction-related costs	2	7	105
Office lease impairment expenses	—	83	11
Restructuring charges	2	—	2
Provision for income taxes	31	39	7
Interest income, net	(152)	(199)	(211)
Other (income) expense, net	107	5	(5)
Stock-based compensation expense and certain payroll tax expense	1,094	1,107	1,056
Depreciation and amortization expense	509	561	747
Adjusted EBITDA	$1,190	$1,900	$2,779
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
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Year Ended December 31,
(in millions)	2023	2024	2025

Net cash provided by operating activities	$1,673	$2,132	$2,431
Purchases of property and equipment	(123)	(104)	(257)
Capitalized software and website development costs	(201)	(226)	(348)
Free Cash Flow	$1,349	$1,802	$1,826

Net cash used in investing activities	$(342)	$(444)	$(4,391)
Net cash provided by (used in) financing activities	$(752)	$(204)	$2,360
Credit Facility
On November 19, 2019, we entered into a revolving credit and guaranty agreement with certain lenders, which, as most recently amended and restated on April 26, 2024, provides for an $800 million unsecured revolving credit facility maturing on April 26, 2029, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $600 million. As of December 31, 2025, we were in compliance with the covenants under the revolving credit and guaranty agreement. As amended and restated, the credit agreement contains customary affirmative covenants, as well as customary negative covenants that restrict our ability and our subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, declare cash dividends or make certain other distributions, repurchase stock, merge or consolidate with other companies or sell substantially all of our and our subsidiaries' assets, taken as a whole, make investments and loans, and engage in certain transactions with affiliates. The Company must also maintain compliance with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the credit agreement. As of December 31,

2024 and 2025, no revolving loans were outstanding and $112 million and $61 million of letters of credit were issued under our revolving credit facility, respectively.
Liquidity and Capital Resources
As of December 31, 2025, our principal sources of liquidity were cash, cash equivalents, and investments of $6.3 billion, which consisted of cash and cash equivalents of $4.4 billion, short-term investments of $1.1 billion, and long-term investments of $837 million. Additionally, funds held at payment processors of $587 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds, U.S. Treasury securities, and time deposits. Investments consisted of certificates of deposit, commercial paper, corporate bonds, U.S. government agency securities, U.S. Treasury securities, mutual funds, and time deposits.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $4.3 billion as of December 31, 2025. We have historically funded our operations from cash from operations as well as the issuance of equity securities, including in our initial public offering in December 2020. We have also completed debt financings, such as our recent issuance of $2.75 billion aggregate principal amount of 0% Convertible Senior Notes due 2030 (the “2030 Notes”) in May 2025. We intend to use the net proceeds from the 2030 Notes for general corporate purposes. For additional information regarding the 2030 Notes, see Note 9 - "Convertible Notes, Net" included in Part II, Item 8, "Notes to Consolidated Financial Statements" of this Annual Report on Form 10-K.
To execute on our strategic initiatives to continue to grow our business, we may incur operating losses and generate negative cash flows from operations in the future, and as a result, we may require additional capital resources. We believe our existing cash, cash equivalents, and investments, along with the available borrowings under our revolving credit facility, will be sufficient to meet our working capital and capital expenditures needs for at least the next 12 months and beyond.
In February 2025, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that we previously announced in February 2024. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We have entered into, and may, from time to time, enter into, Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. We may or may not repurchase any portion of the total authorized amount, and the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of December 31, 2025, $5.0 billion remained available under the repurchase authorization.
Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain merchants, consumers, and Dashers that utilize our platform, the continuing market acceptance of our offerings, the timing and extent of spending to support our efforts to develop our platform, the expansion of sales and marketing activities, the timing and extent of spending for policy and worker classification initiatives, and the occurrence of certain conditions triggering the 2030 Notes' conversion feature or our repurchase of some or all of the 2030 Notes. Unless earlier repurchased, redeemed or converted, the 2030 Notes will mature on May 15, 2030. Before November 15, 2029, noteholders will have the right to convert the 2030 Notes only upon the occurrence of certain events. From and after November 15, 2029, noteholders may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either in cash or in a combination of cash and shares of our Class A common stock, provided that, at least the principal amount of the 2030 Notes being converted will be paid in cash, which could adversely affect our liquidity. Further, we have in the past entered into, and may in the future enter into, arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(In millions)	2023	2024	2025

Net cash provided by operating activities	$1,673	$2,132	$2,431
Net cash used in investing activities	(342)	(444)	(4,391)
Net cash provided by (used in) financing activities	(752)	(204)	2,360
Foreign currency effect on cash and cash equivalents, and restricted cash and cash equivalents	5	(35)	60
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	$584	$1,449	$460
Operating Activities
Cash provided by operating activities was $2.4 billion for 2025. This primarily consisted of net income including redeemable non-controlling interests of $932 million, adjusted for non-cash stock-based compensation expense of $1.1 billion, non-cash depreciation and amortization expense of $747 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $118 million, amortization of deferred contract costs of $77 million non-cash office lease impairment expenses of $11 million, and other net non-cash expenses of $20 million, partially offset by $525 million net outflows from changes in operating assets and liabilities, primarily driven by increases in our accounts receivable, net, prepaid expenses and other current assets, other assets and funds held by payment processors, as well as payments for operating lease liabilities, partially offset by an increase in our accrued expenses and accounts payable.
Cash provided by operating activities was $2.1 billion for 2024. This primarily consisted of net income including redeemable non-controlling interests of $117 million, adjusted for non-cash stock-based compensation expense of $1.1 billion, non-cash depreciation and amortization expense of $561 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $103 million, amortization of deferred contract costs of $60 million, and non-cash office lease impairment expenses of $83 million, partially offset by other net non-cash adjustments of $27 million, as well as $136 million net inflows from changes in operating assets and liabilities, primarily driven by an increase in our accrued expenses, partially offset by increases in other assets, accounts receivable, net, and prepaid expenses and other current assets.
Investing Activities
Cash used in investing activities was $4.4 billion for 2025, which primarily consisted of cash paid for acquisitions, net of cash acquired, of $4.2 billion, purchases of investments of $1.4 billion, purchases of property and equipment of $257 million, cash outflows for capitalized software and website development costs of $348 million, purchases of non-marketable investments of $47 million, and net cash paid upon settlement of deal-contingent forward of $24 million, partially offset by proceeds from the sales and maturities of investments of $1.8 billion.
Cash used in investing activities was $444 million for 2024, which primarily consisted of purchases of investments of $2.0 billion, purchases of property and equipment of $104 million, and cash outflows for capitalized software and website development costs of $226 million, partially offset by proceeds from the sales and maturities of investments of $1.8 billion.
Financing Activities
Cash provided by financing activities was $2.4 billion for 2025, which primarily consisted of proceeds from issuance of the 2030 Notes of $2.7 billion, proceeds from issuance of warrants of $341 million, and proceeds from the exercise of stock options of $9 million, partially offset by purchase of convertible note hedges of $680 million, payments of acquisition-related deferred cash consideration of $20 million, and other financing activities of $10 million.
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
Revenue Recognition
We recognize revenue in accordance with ASC 606. We generate a substantial majority of our revenue from orders completed through our Marketplaces and the related commissions charged to partner merchants and fees charged to consumers. A partner merchant represents a merchant that has entered into a contractual agreement with DoorDash. Revenue from our Marketplaces is recognized at the point in time when the consumer obtains control of the merchant’s products. We also generate revenue from membership fees paid by consumers for DashPass, Wolt+, and Deliveroo Plus, which are recognized as part of our Marketplaces. Revenue generated from DashPass, Wolt+, and Deliveroo Plus memberships is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of membership purchased by the consumer. We also generate revenue from our Drive offering by collecting per-order fees from merchants that use our local commerce platform to arrange for delivery services that fulfill demand generated through their own channels. Revenue from Drive is recognized at the point in time when the consumer obtains control of the merchant’s products.
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
Insurance Reserves
We utilize third-party insurance that includes retained insurance deductibles and retained quota shares to insure costs, including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The recorded insurance reserves reflect the estimated cost for claims incurred but not yet paid and claims that have been incurred but not yet reported and any loss adjustment expense. The estimate of our ultimate deductible obligation utilizes actuarial techniques applied to historical claim and loss experience. We use assumptions based on actuarial judgments with consideration toward claim and loss development factors, which includes the development time frame and settlement patterns, and expected loss rates. Reserves are periodically reviewed and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from our estimates, which could result in losses over our reserved amounts.
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
Income Taxes
We are subject to income taxes in the U.S. and in many foreign jurisdictions. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets that are not more-likely-than-not to be realized. The determination of the realizability of deferred tax assets requires significant judgment in assessing the likelihood of future tax consequences and evaluation of all available evidence in accordance with applicable accounting guidance. In completing our assessment of realizability of our deferred tax assets, we consider our history of losses measured at pre-tax income (loss) adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, excess tax benefits related to stock-based compensation in recent prior years, and impacts of the timing of reversal of existing temporary differences. We also rely on our assessment of the Company’s projected future results of business operations, including uncertainty in future operating results relative to historical results, volatility in the market price of our common stock and its performance over time, variable macroeconomic conditions impacting our ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. Our valuation allowance assessment is based on our best estimate of future results considering all available information.
Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available in a future period to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded. The exact timing and amount of any potential valuation allowance release are subject to change on the basis of our level of sustained U.S. profitability, as well as the amount of our tax deductible stock-based compensation, which is dependent upon our publicly traded share price and macroeconomic conditions, among other factors.
Furthermore, significant judgment is required in evaluating our tax positions. In the ordinary course of business, there are many transactions and calculations for which the ultimate tax result is uncertain. As a result, we recognize the effect of this uncertainty on our tax attributes or taxes payable in light of our estimates of the eventual outcome. These effects are recognized when, despite our belief that our tax return positions are supportable, we believe that it is more-likely-than-not that some of those positions may not be fully sustained upon review by tax authorities. We are required to file income tax returns in the U.S. and various foreign jurisdictions, many of which are unclear, uncertain, and lack authoritative interpretive guidance. Such returns are subject to audit by the various federal, state and local, and foreign taxing authorities, who may disagree with respect to our tax positions. We believe that our consideration is adequate for all open audit years based on our assessment of many factors, including past experience and interpretations of tax law. We review and update our estimates each quarter in light of changing facts and circumstances, such as the closing of a tax audit, the lapse of a statute of limitations or a change in estimate. This review could result in a change in our income tax expense. Similarly, to the extent that the final tax outcome of these matters differs from our estimates, as may be adjusted, such differences may impact income tax expense in the period in which such determination is made.
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
Interest Rate Fluctuation Risk
Our investment portfolio primarily consists of short-term fixed income securities, including government and investment-grade debt securities and money market funds. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses, net of tax reported as a separate component of stockholders’ equity within accumulated other comprehensive income (loss). Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We do not enter into investments for trading or speculative purposes.
Based on our investment portfolio balance as of December 31, 2024 and 2025, a hypothetical 100 basis point increase in interest rates would not have materially affected our consolidated financial statements. We currently do not hedge these interest rate exposures.
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
The aggregate carrying value of our non-marketable equity investments was $42 million and $69 million as of December 31, 2024 and 2025, respectively. Adjustments or impairments are recorded in other income (expense), net in the consolidated statements of operations and establish a new carrying value for the investment.

Foreign Currency Exchange Risk
Transaction Exposure
We transact business globally and have international revenue, as well as costs, denominated in multiple currencies, primarily the Euro, Pounds Sterling, Canadian dollars, Israeli shekel and Australian dollars. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates are reflected in reported income and loss from our international businesses included in our consolidated statements of operations. A continued strengthening of the U.S. dollar would therefore reduce reported revenue and expenses from our international businesses included in our consolidated statements of operations.
We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the years ended December 31, 2023, 2024, and 2025. Based on our foreign currency exposures from monetary assets and liabilities as of December 31, 2025, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
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

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of DoorDash, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2025, the related consolidated statements of operations, comprehensive income (loss), redeemable non-controlling interests and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Evaluation of Insurance Reserves

As discussed in Note 2 to the consolidated financial statements, the Company utilizes third-party insurance which include retained insurance deductibles to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The retained insurance deductibles reserves reflect the estimated cost for claims incurred but not yet paid and claims that have been incurred but not yet reported and any loss adjustment expense. The estimate of the Company’s retained insurance deductibles reserves as of December 31, 2025 was $1.1 billion.

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

Acquisition-date fair value of acquired developed technology

As discussed in Note 4 to the consolidated financial statements, on October 2, 2025, the Company acquired Deliveroo plc (Deliveroo) in a business combination for $3,724 million. The transaction was accounted for under the acquisition method of accounting, which requires the allocation of the fair value of the purchase consideration to the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. As a result of the acquisition, the Company recognized a developed technology intangible asset associated with Deliveroo’s proprietary software and applications that support the platform’s ordering, delivery, and logistics capabilities using the relief-from-royalty method. The acquisition-date fair value of the developed technology intangible asset was $216 million.

We identified the evaluation of the acquisition-date fair value measurement of the developed technology intangible asset as a critical audit matter. Subjective auditor judgment was required to evaluate the obsolescence factor related to platform back-end technology used in the fair value estimate. The estimated acquisition-date fair value of the developed technology intangible asset was sensitive to changes in this assumption.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the obsolescence factor for platform back-end technology. We evaluated the relevance and reliability of the obsolescence factor applied to the back end platform by making inquiries of management and assessing the underlying information, such as market participant and Company information supporting the post-acquisition technology integration timeline, to understand how the assumption was developed. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating:
•the obsolescence factor by comparing the implied economic life of the developed technology intangible asset to market data on the economic lives of developed technology intangible assets for comparable companies
•the application of the obsolescence factor within the relief-from-royalty method used to estimate fair value.
/s/ KPMG LLP
We have served as the Company’s auditor since 2018.
San Francisco, California
February 18, 2026

DOORDASH, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and per share data)

	December 31, 2024	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,019	$4,378
Restricted cash	190	273
Short-term investments	1,322	1,128
Funds held at payment processors	436	587
Accounts receivable, net	732	1,108
Prepaid expenses and other current assets	687	1,169
Total current assets	7,386	8,643
Long-term investments	835	837
Operating lease right-of-use assets	389	437
Property and equipment, net	778	1,067
Intangible assets, net	510	2,260
Goodwill	2,315	5,519
Other assets	632	896
Total assets	$12,845	$19,659
Liabilities, Redeemable Non-controlling Interests and Stockholders' Equity
Current liabilities:
Accounts payable	$321	$397
Operating lease liabilities	68	105
Accrued expenses and other current liabilities	4,049	5,645
Total current liabilities	4,438	6,147
Operating lease liabilities	468	461
Convertible notes, net	—	2,724
Other liabilities	129	281
Total liabilities	5,035	9,613
Commitments and contingencies (Note 10)
Redeemable non-controlling interests	7	13
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2024 and 2025, 393,816 and 409,657 Class A shares issued and outstanding as of December 31, 2024 and 2025, respectively; 200,000 Class B shares authorized as of December 31, 2024 and 2025, 25,861 and 24,590 Class B shares issued and outstanding as of December 31, 2024 and 2025, respectively; 2,000,000 Class C shares authorized as of December 31, 2024 and 2025, zero Class C shares issued and outstanding as of December 31, 2024 and 2025	—	—
Additional paid-in capital	13,165	14,092
Accumulated other comprehensive income (loss)	(107)	261
Accumulated deficit	(5,255)	(4,320)
Total stockholders’ equity	7,803	10,033
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$12,845	$19,659
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts which are reflected in thousands, and per share data)

	Year Ended December 31,
	2023	2024	2025
Revenue	$8,635	$10,722	$13,717
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	4,589	5,542	6,738
Sales and marketing	1,876	2,037	2,476
Research and development	1,003	1,168	1,431
General and administrative	1,235	1,452	1,600
Depreciation and amortization	509	561	747
Restructuring charges	2	—	2
Total costs and expenses	9,214	10,760	12,994
Income (loss) from operations	(579)	(38)	723
Interest income, net	152	199	211
Other income (expense), net	(107)	(5)	5
Income (loss) before income taxes	(534)	156	939
Provision for income taxes	31	39	7
Net income (loss) including redeemable non-controlling interests	(565)	117	932
Less: net loss attributable to redeemable non-controlling interests	(7)	(6)	(3)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(558)	$123	$935
Net income (loss) per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	$(1.42)	$0.30	$2.19
Diluted	$(1.42)	$0.29	$2.13
Weighted-average number of shares outstanding used to compute net income (loss) per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	392,948	411,551	427,043
Diluted	392,948	430,242	439,686
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2023	2024	2025
Net income (loss) including redeemable non-controlling interests	$(565)	$117	$932
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	84	(182)	366
Change in unrealized gains and losses on marketable securities	21	—	3
Other	1	2	(1)
Total other comprehensive income (loss)	106	(180)	368
Comprehensive income (loss) including redeemable non-controlling interests	(459)	(63)	1,300
Less: Comprehensive loss attributable to redeemable non-controlling interests	(7)	(6)	(3)
Comprehensive income (loss) attributable to DoorDash, Inc. common stockholders	$(452)	$(57)	$1,303
The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)

	Redeemable Non- Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount
Balances as of December 31, 2022	$14	391,471	$—	$10,633	$(3,846)	$(33)	$6,754
Issuance of common stock upon settlement of restricted stock units	—	16,742	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	6,999	—	6	—	—	6
Stock-based compensation	—	—	—	1,249	—	—	1,249
Other comprehensive income (loss)	—	—	—	—	—	106	106
Repurchase and retirement of common stock	—	(11,969)	—	—	(750)	—	(750)
Cancellation of escrow shares related to the acquisition of Wolt	—	(15)	—	(1)	—	—	(1)
Net income (loss)	(7)	—	—	—	(558)	—	(558)
Balances as of December 31, 2023	7	403,228	—	11,887	(5,154)	73	6,806
Issuance of common stock upon settlement of restricted stock units	—	14,073	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	4,504	—	14	—	—	14
Stock-based compensation	—	—	—	1,264	—	—	1,264
Recognition of redeemable non-controlling interest upon additional capital investment	6	—	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(180)	(180)
Repurchase and retirement of common stock	—	(2,128)	—	—	(224)	—	(224)
Net income (loss)	(6)	—	—	—	123	—	123
Balances as of December 31, 2024	$7	419,677	$—	$13,165	$(5,255)	$(107)	$7,803

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)

	Redeemable Non- Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount
Balances as of December 31, 2024	$7	419,677	$—	$13,165	$(5,255)	$(107)	$7,803
Issuance of common stock upon settlement of restricted stock units	—	12,466	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	2,104	—	9	—	—	9
Stock-based compensation	—	—	—	1,246	—	—	1,246
Issuance of warrants	—	—	—	341	—	—	341
Purchase of convertible note hedges	—	—	—	(680)	—	—	(680)
Recognition of redeemable non-controlling interest upon additional capital investment	9	—	—	11	—	—	11
Other comprehensive income (loss)	—	—	—	—	—	368	368
Net income (loss)	(3)	—	—	—	935	—	935
Balances as of December 31, 2025	$13	434,247	$—	$14,092	$(4,320)	$261	$10,033

The accompanying notes are an integral part of these consolidated financial statements.

DOORDASH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2024	2025
Cash flows from operating activities
Net income (loss) including redeemable non-controlling interests	$(565)	$117	$932
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	509	561	747
Stock-based compensation	1,088	1,099	1,051
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	108	103	118
Amortization of deferred contract costs	45	60	77
Office lease impairment expenses	—	83	11
Adjustments to non-marketable equity securities, including impairment, net	101	4	(17)
Other	(30)	(31)	37
Changes in assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Funds held at payment processors	86	(87)	(113)
Accounts receivable, net	(141)	(222)	(359)
Prepaid expenses and other current assets	(105)	(146)	(247)
Other assets	(96)	(279)	(240)
Accounts payable	70	82	54
Accrued expenses and other current liabilities	702	943	577
Payments for operating lease liabilities	(113)	(116)	(125)
Other liabilities	14	(39)	(72)
Net cash provided by operating activities	1,673	2,132	2,431
Cash flows from investing activities
Purchases of property and equipment	(123)	(104)	(257)
Capitalized software and website development costs	(201)	(226)	(348)
Purchases of investments	(1,946)	(1,951)	(1,376)
Maturities of investments	1,940	1,774	1,379
Sales of investments	7	70	433
Purchases of non-marketable investments	(17)	—	(47)
Acquisitions, net of cash acquired	—	—	(4,151)
Settlement of deal-contingent forward contract	—	—	(24)
Other investing activities	(2)	(7)	—
Net cash used in investing activities	(342)	(444)	(4,391)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	—	—	2,720
Proceeds from issuance of warrants	—	—	341
Purchase of convertible note hedges	—	—	(680)
Proceeds from exercise of stock options	6	14	9
Repurchase of common stock	(750)	(224)	—
Payments of acquisition-related deferred cash consideration	—	—	(20)
Other financing activities	(8)	6	(10)
Net cash provided by (used in) financing activities	(752)	(204)	2,360
Foreign currency effect on cash and cash equivalents, and restricted cash and cash equivalents	5	(35)	60
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	584	1,449	460
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	2,188	2,772	4,221
End of period	$2,772	$4,221	$4,681
Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$2,656	$4,019	$4,378
Restricted cash	105	190	273
Long-term restricted cash and cash equivalents included in other assets	11	12	30
Total cash, cash equivalents, and restricted cash	$2,772	$4,221	$4,681
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$13	$48	$41
Stock-based compensation included in capitalized software and website development costs	$161	$165	$193
Deferred cash consideration for acquisitions	$—	$—	$67
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
The Company's primary offerings include the DoorDash Marketplace, the Wolt Marketplace, and the Deliveroo Marketplace (together, the "Marketplaces"), and its Commerce Platform. The Company's Marketplaces operate in over 40 countries and provide an integrated suite of services that help merchants establish an online presence, connect with consumers in their communities, and solve mission-critical challenges, such as customer acquisition, demand generation, order fulfillment, merchandising, payment processing, and customer support. The Company also offers advertising as a value-added service through its Marketplaces to help merchants and consumer packaged goods companies increase consumer engagement and drive incremental revenue.
The Company's Marketplaces seek to attract and retain consumers based primarily on the selection, convenience, quality, affordability, and service provided. The Company's Marketplaces also include consumer membership programs, DashPass, Wolt+, and Deliveroo Plus, which aim to lower transactional friction by reducing the delivery and service fees charged, while providing additional membership benefits.
In addition to its Marketplaces, the Company offers its Commerce Platform, which is a suite of services that help empower merchants to build, operate, and grow their businesses on their own channels. Within its Commerce Platform, the Company offers white-label delivery fulfillment services ("Drive") as well as services that help merchants establish online ordering, build branded mobile apps, manage reservations and in-store dining, manage consumer relationships, enable tableside order and pay, and improve customer support.
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
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. As such, the Company has determined that it operates in one reportable segment. See Note 3 – "Revenue" of these notes to the Company's consolidated financial statements for revenue by geography and Note 17 – "Segment Reporting" for significant expenses regularly provided to the Company's CODM. Long-lived assets, consisting of property and equipment, net and operating lease right-of-use assets located outside the United States, were $200 million and $375 million as of December 31, 2024 and 2025, respectively, of which $118 million and $173 million in the respective periods were located in Finland.
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
Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents
Cash includes demand deposits with banks or financial institutions as well as cash in transit from payment processors. Cash equivalents include short-term and highly liquid investments with original maturities of three months or less and their carrying values approximate fair value due to their short-term maturities.
Restricted cash and cash equivalents consist of bank accounts and cash equivalents which are legally restricted for use, including certain amounts collected on the behalf of, but not yet remitted to, merchants, which are restricted in compliance with certain regulatory requirements, and collateral provided for letters of credit established primarily for real estate leases and insurance policies. Restricted cash and cash equivalents are classified as either current or non-current assets based on the estimated term of the remaining restriction.
Investments
Investments include marketable securities, which primarily consist of available-for-sale debt securities, including certificates of deposit, commercial paper, U.S. government agency securities, U.S. Treasury securities and corporate bonds, as well as mutual funds, which are reported at fair value. The Company invests in a diversified portfolio of marketable securities and limits the concentration of its investment in any particular security. Investments also include time deposits, which are accounted for at amortized cost. Investments with maturities greater than three months, but less than one year, are included in current assets and investments with maturities greater than one year are included in non-current assets on the consolidated balance sheets.
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other expense, net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. As of December 31, 2024 and 2025, no allowance of credit losses related to marketable securities was recorded. Unrealized losses not resulting from credit losses are recorded through accumulated other comprehensive income (loss).

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
Accounts Receivable, Net and Allowance for Credit Losses
Accounts receivable, net primarily represents receivables from merchants that were generated through the Company’s Drive and Marketplaces related offerings. The Company maintains an allowance for credit losses, which is based on the Company’s assessment of the collectability of accounts. The Company regularly reviews the adequacy of the allowance for credit losses on a collective basis by considering the age of each outstanding invoice, each customer’s expected ability to pay and collection history, current market conditions, and reasonable and supportable forecasts of future economic conditions to determine whether the allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified.
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
The Company conducted its annual goodwill impairment test during the fourth quarter of 2025 and determined that the fair value of the reporting unit significantly exceeded its carrying value. No goodwill impairment charge was recorded in any of the periods presented in the accompanying consolidated financial statements.
Non-Marketable Investments
Non-marketable investments consist of equity and debt investments in privately-held companies, which are included in other assets on the consolidated balance sheets. Non-marketable equity securities that the Company does not have a controlling financial interest in and does not exercise significant influence over the investee are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer or impairment (referred to as the measurement alternative).

The carrying value is not adjusted for the Company’s non-marketable equity securities if there are no observable price changes in a same or similar investment of the same issuer or if there are no identified events or changes in circumstances that may indicate impairment.
In December 2025, the Company purchased €31 million (approximately $37 million) principal amount of convertible notes issued by a private company in which the Company has a pre-existing equity investment. The convertible notes investment is accounted for at fair value with changes in fair value recorded in earnings through other income (expense), net in the consolidated statements of operations, under the fair value option available for financial instruments. The Company elected the fair value option to account for the convertible notes because the Company believes it accurately reflects the value of the convertible notes and embedded features in the financial statements.
Derivative Financial Instruments
The Company accounts for derivative financial instruments in accordance with Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which establishes accounting and reporting for derivative instruments, including economic hedges. Accordingly, any gains or losses related to the derivative instruments used as economic hedges are recognized in earnings. Cash flows are recorded in the same section as the cash flows of the related hedged item. Refer to Note 16 - "Derivative" for further information.
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
Insurance Reserves
The Company utilizes third-party insurance that includes retained insurance deductibles and retained quota shares to insure costs including auto liability related to both bodily injury and physical damage, and uninsured and underinsured motorists up to a certain dollar retention limit. The recorded insurance reserves reflect the estimated cost for claims incurred but not yet paid and claims that have been incurred but not yet reported and any loss adjustment expense. The estimate of the Company’s ultimate deductible obligation utilizes actuarial techniques applied to historical claim and loss experience. The Company utilizes assumptions based on actuarial judgments with consideration toward claim and loss development factors, which includes the development time frame and settlement patterns, and expected loss rates. Reserves are periodically reviewed and adjusted as necessary as experience develops or new information becomes known. However, ultimate results may differ from the Company’s estimates, which could result in losses over the Company’s reserved amounts.
During the years ended December 31, 2023, 2024 and 2025, the Company recorded additions to the insurance reserves of $518 million, $526 million and $303 million, respectively. The Company’s retained insurance deductibles reserves as of December 31, 2024 and 2025 were $1.0 billion and $1.1 billion, respectively.

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
Stock-Based Compensation
The fair value of restricted stock and RSUs is estimated based on the fair value of the Company’s common stock on the date of grant. With the exception of the CEO Performance Award (as discussed further in Note 11 - "Common Stock"), the Company only granted RSUs that vest upon the satisfaction of a service-based vesting condition and the compensation expense for these RSUs is recognized on a straight-line basis over the requisite service period.
For the CEO Performance Award, which includes a market-based condition, the fair value of the award was determined using a Monte Carlo simulation model. The associated stock-based compensation is recorded over the derived service period, using the accelerated attribution method. If the stock price goals are met sooner than the derived service period, the Company will adjust the stock-based compensation expense to reflect the cumulative expense associated with the vested award. Provided that Tony Xu continues to be the Chief Executive Officer of the Company, stock-based compensation expense is recognized over the requisite service period, regardless of whether the stock price goals are achieved.
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
The Company records a valuation allowance to reduce its deferred tax assets to the net amount that it believes is more-likely-than-not to be realized. Management considers all available evidence, both positive and negative, including the Company's history of losses measured at pre-tax income (loss) adjusted for permanent book-tax differences on a jurisdictional basis, volatility in actual earnings, excess tax benefits related to stock-based compensation in recent prior years, and impacts of the timing of reversal of existing temporary differences. Management also relies on its assessment of the Company’s projected future results of business operations, including uncertainty in future operating results relative to historical results, volatility in the market price of the Company's common stock and its performance over time, variable macroeconomic conditions impacting its ability to forecast future taxable income, and changes in business that may affect the existence and magnitude of future taxable income. Management's judgments regarding levels of future profitability are consistent with plans and estimates used to manage the business; however, actual operating results in future years could differ from the current assumptions, judgments and estimates. Should there be a change in the ability to recover deferred tax assets, the Company's income tax provision would increase or decrease, as applicable, in the period in which the assessment is changed.
The Company operates in various tax jurisdictions and is subject to audit by tax authorities. The Company recognizes the tax benefit of an uncertain tax position only if it is more-likely-than-not that the position is sustainable upon examination by the taxing authority, based on the technical merits. The tax benefit recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon settlement with the taxing authority. Management considers many factors when evaluating the Company's tax positions and estimating its tax benefits, which may require periodic adjustments. Due to uncertainties in any tax audit outcome, management estimates of the ultimate settlement of the Company's unrecognized tax positions may change and the actual tax benefit may differ significantly from the estimates, as may be adjusted. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in the provision for income taxes.
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
Concentration of Credit Risk
The Company’s cash, cash equivalents, investments, funds held at payment processors, and accounts receivable are potentially subject to concentration of credit risk. Although the Company deposits its cash with multiple financial institutions, the deposits, at times, exceed federally insured limits. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists. The Company limits purchases of debt securities to investment-grade securities. The Company has not experienced any significant credit losses historically.
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

Accounts receivable, net primarily represents receivables from merchants that were generated through the Company’s Drive and Marketplaces related offerings. As of December 31, 2024, one entity individually accounted for 13% of accounts receivable, net. As of December 31, 2025, one entity individually accounted for 12% of accounts receivable, net. No customer accounted for 10% or more of revenue for the years ended December 31, 2023, 2024, and 2025.
Revenue Recognition
The Company recognizes revenue in accordance with the Financial Accounting Standards Board (“FASB”) ASC 606, Revenue from Contracts with its Customers. The Company generates a substantial majority of its revenue from orders completed through its Marketplaces and the related commissions charged to partner merchants and fees charged to consumers. A partner merchant represents a merchant that has entered into a contractual agreement with the Company. Revenue from the Marketplaces is recognized at the point in time when the consumer obtains control of the merchant’s products. The Company also generates revenue from membership fees paid by consumers for DashPass, Wolt+, and Deliveroo Plus, which is recognized as part of the Marketplaces. Revenue generated from the Company’s DashPass, Wolt+, and Deliveroo Plus memberships is recognized on a ratable basis over the contractual period, which is generally one month to one year depending on the type of membership purchased by the consumer. In addition, the Company also generates revenue from its Drive offering by collecting per-order fees from merchants that use its local commerce platform to arrange for delivery services that fulfill demand generated through their own channels. Revenue from Drive is recognized at the point in time when the consumer obtains control of the merchant’s products.
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
Gift Cards
The Company sells gift cards to consumers that can be redeemed through the Marketplaces. The majority of gift cards sold have no expiration date and administrative fees are not charged on unused gift cards. When gift cards are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from consumers less amounts remitted to merchants and Dashers. The Company also estimates the portion of outstanding gift cards that will never be redeemed (“breakage”) and for which there is no legal obligation to remit the value of the unredeemed gift cards to the relevant jurisdiction as unclaimed or abandoned property. The Company recognizes the breakage amounts as revenue, proportionate to the pattern of revenue recognition for the gift card redemptions. The Company recorded $41 million, $46 million and $58 million of gift card breakage revenue during the years ended December 31, 2023, 2024, and 2025, respectively. Estimating future breakage rates requires judgment based on current and historical patterns of redemption, and the actual breakage rates may vary from the estimate. For jurisdictions where gift cards have expiration dates, the Company recognizes breakage when they expire.
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
Advertising Costs
Advertising costs are expensed when incurred and are included in sales and marketing expenses in the consolidated statements of operations. Advertising expenses were $1.3 billion, $1.3 billion, and $1.6 billion for the years ended December 31, 2023, 2024, and 2025, respectively.
Net Income (Loss) Per Share Attributable to Common Stockholders
The Company computes net income (loss) per common share following the two-class method required for multiple classes of common stock and participating securities. The two-class method requires income (loss) available to DoorDash, Inc. common stockholders for the period to be allocated between multiple classes of common stock and participating securities based upon their respective rights to receive dividends as if all income (loss) for the period had been distributed. The rights, including the liquidation and dividend rights, of the Class A common stock, Class B common stock, and Class C common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock shared proportionately in the Company’s net income and losses. No shares of Class C common stock were issued and outstanding as of December 31, 2024 and 2025.
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

The Company subleases certain portions of buildings subject to operating leases. The terms and conditions of the subleases are commensurate with the terms and conditions within the original operating leases. The term of the subleases generally range from two to eight years, payments are fixed within the contracts, and there are no residual value guarantees or other restrictions or covenants in the leases.
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
Variable Interest Entities
The Company evaluates its ownership, contractual and other interests in entities to determine if it has a variable interest in an entity and if it is the primary beneficiary. These evaluations are complex and involve judgment and the use of estimates and assumptions based on available historical and prospective information, among other factors. If the Company determines that entities for which the Company holds a contractual or ownership interest in are variable interest entities ("VIE") and that the Company is the primary beneficiary, the Company consolidates such entities in the consolidated financial statements. The primary beneficiary of a VIE is the party that meets both of the following criteria: (1) has the power to make decisions that most significantly affect the economic performance of the VIE and (2) has the obligation to absorb losses or the right to receive benefits that in either case could potentially be significant to the VIE. Periodically, the Company determines whether any changes in the interest or relationship with the entity impacts the determination of whether the Company is still the primary beneficiary. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with applicable GAAP. Refer to Note 15 - "Variable Interest Entities" of these notes to the Company's consolidated financial statements for further information.
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
Recent Accounting Pronouncements Adopted
In December 2023, the FASB issued Accounting Standards Update 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). The amendment requires additional income tax disclosure. Specifically, it requires public entities, on an annual basis, to provide disclosure of defined categories in the income tax rate reconciliation, as well as disclosure of income taxes paid, disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025. Refer to Note 12 – "Income Taxes” of these notes to the Company's consolidated financial statements for further information.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"), which requires disclosure, on an annual and interim basis, of specified information about certain costs and expenses in the notes to financial statements. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

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

Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
United States	$7,781	$9,403	$11,460
International(1)	854	1,319	2,257
Total revenue	$8,635	$10,722	$13,717
(1)No individual country outside the United States represented 10% or more of total consolidated revenue for the periods presented.
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the consolidated balance sheets, is primarily composed of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the year ended December 31, 2025 was as follows (in millions):

Year Ended December 31, 2025

Beginning balance	$396
Addition to contract liabilities	3,835
Reduction of contract liabilities(1)(2)	(3,684)
Ending balance	$547
(1)Gift cards and certain consumer credits can be redeemed through the Marketplaces. When they are redeemed, revenue is recognized on a net basis as the difference between the amounts collected from consumers less amounts remitted to merchants and Dashers for those transactions. Therefore, the amount recognized as revenue related to the reduction of gift cards and certain consumer credits is less than the amount presented in the table above. Net revenue associated with gift cards and certain consumer credits is not tracked by the Company as it is impracticable to do so.
(2)Included in the beginning balance of contract liabilities was $228 million associated with unearned prepayments received by the Company, all of which was recognized as revenue during the year ended December 31, 2025. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.
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

	Year Ended December 31,
	2023	2024	2025
Beginning balance	$100	$137	$157
Addition to deferred contract costs	82	80	111
Amortization of deferred contract costs	(45)	(60)	(77)
Ending balance	$137	$157	$191
Deferred contract costs, current	$51	$64	$79
Deferred contract costs, non-current	86	93	112
Total deferred contract costs	$137	$157	$191
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Beginning balance	$20	$17	$22
Current-period provision for expected credit losses	8	15	37
Write-offs charged against the allowance	(11)	(10)	(14)
Ending balance	$17	$22	$45
4. Acquisitions
Deliveroo Acquisition
On October 2, 2025, the Company completed the acquisition of substantially all of the outstanding equity interests of Deliveroo plc (“Deliveroo”), which was accounted for under the acquisition method of accounting. The acquisition will strengthen the Company’s position as a leading global platform in local commerce by enhancing its capabilities to better serve consumers, merchants, and Dashers. The Company’s acquisition-related costs for the year ended December 31, 2025 were $58 million. All costs were recorded as general and administrative expenses on the Company’s consolidated statements of operations during the period in which they were incurred. The acquisition date fair value of the consideration transferred for Deliveroo was $3,724 million, which consisted of the following (in millions):

Fair Value

Consideration payable	$3,722
Stock-based compensation awards attributable to pre-combination services	2
Total purchase consideration	$3,724
As of December 31, 2025, the Company had settled the consideration payable. In connection with the acquisition, substantially all of the outstanding and unvested equity awards of Deliveroo were replaced with DoorDash RSUs. The acquisition date fair value of the replacement equity awards was $80 million, of which $2 million is included in the purchase consideration.
The total purchase consideration of the Deliveroo acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The Company recorded $1,950 million of goodwill which represents the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to the assembled workforce and anticipated synergies from the potential future growth of the Company’s and Deliveroo’s platforms and the expected strategic advantages from combining the Company’s and Deliveroo’s geographical footprint and operations. The goodwill recorded in connection with the acquisition of Deliveroo is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimates, judgments and assumptions, and are considered preliminary and subject to change within the measurement period, as additional information is received. The Company expects to finalize the allocation of the purchase price as soon as practicable, but no later than one year from the acquisition date when the measurement period ends.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date (in millions):

October 2, 2025

Current assets	$1,217
Intangible assets	1,498
Goodwill	1,950
Other non-current assets	98
Current liabilities	(748)
Contingent liabilities	(102)
Deferred tax liability	(156)
Other non-current liabilities	(33)
Total	$3,724
Acquired contingent liabilities relate to outstanding legal provisions and are measured in accordance with ASC 450, Contingencies.
The following table sets forth the components of intangible assets acquired (in millions) and their estimated useful life as of the date of acquisition (in years):

	Estimated Useful Life	October 2, 2025

Restaurant merchant relationships	11	$486
Trade name	10	297
Customer relationships	4	445
New vertical merchant relationships	4	40
Developed technology	2	216
Rider relationships	2	14
Total acquired intangible assets		$1,498
The restaurant merchant, new verticals merchant, customer, and rider relationship intangible assets represent the estimated fair value of Deliveroo’s established relationships with restaurant partners, grocery and retail merchants, consumers utilizing the platform, and courier partners that provide delivery services. The developed technology intangible asset represents Deliveroo’s proprietary software and applications that support the platform’s ordering, delivery, and logistics capabilities. The trade name intangible asset represents the estimated fair value of the Deliveroo brand and its market recognition. Restaurant merchant relationships were valued using the multi-period excess earnings method of the income approach. Merchant relationships related to new verticals were valued using a with-and-without method, measuring the incremental cash flows generated by these relationships compared to a scenario in which they did not exist. User and rider relationships were valued using a replacement cost method. The developed technology and trade name were valued using the relief-from-royalty method of the income approach. The Company expects to amortize these intangible assets on a straight-line basis over their respective estimated useful lives.
From the date of acquisition through December 31, 2025, the amount of revenue and net loss from Deliveroo included in the consolidated statements of operations were $347 million and $49 million, respectively.
The following unaudited pro forma results present the combined revenue and net income (loss) as if the Deliveroo acquisition had been completed on January 1, 2024, the beginning of the comparable annual reporting period. The unaudited pro forma information is based on estimates and assumptions which the Company believes are reasonable and primarily reflects adjustments for the pro forma impact of additional amortization related to the fair value of acquired intangible assets, accounting policy alignments, and transaction costs. The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the periods presented, nor are they indicative of future results of operations. The unaudited pro forma results are as follows (in millions):

	Year ended December 31,
	2024	2025
Revenue	$11,984	$14,743
Net income (loss)	(103)	925

SevenRooms Acquisition
On June 13, 2025, the Company completed the acquisition of 100 percent of the outstanding equity interests of SevenRooms Inc. (“SevenRooms”), which was accounted for under the acquisition method of accounting. The acquisition will enhance the Company's platform by equipping merchants with tools to manage reservations and tables, better connect with consumers through customer relationship management, and improve their marketing. The Company’s acquisition-related costs for the year ended December 31, 2025 were $13 million. All costs were recorded as general and administrative expenses on the Company’s consolidated statements of operations during the period in which they were incurred. The acquisition date fair value of the consideration transferred for SevenRooms was $1,152 million, which consisted of the following (in millions):

Fair Value

Cash	$902
Deferred cash consideration	250
Total consideration	$1,152

As of December 31, 2025, the Company had settled $201 million in deferred cash consideration, with $49 million remaining to be settled in future periods. For certain SevenRooms employees, a portion of their total consideration was held back subject to revesting. A total of $38 million of these employees’ holdback was included as part of the deferred cash consideration and the remaining $56 million represents compensation for post-combination services to be recognized over the service period.

The total purchase consideration of the SevenRooms acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The Company recorded $886 million of goodwill which represents the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to the assembled workforce of SevenRooms and anticipated synergies arising from potential future growth and an enhanced platform to help merchants serve their customers across all channels. The goodwill recorded in connection with the acquisition of SevenRooms is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimates, judgments and assumptions, and are considered preliminary pending finalization of the valuation analyses pertaining to assets acquired and liabilities assumed, which primarily relate to working capital accounts. The Company expects to finalize the allocation of the purchase price as soon as practicable, but no later than one year from the acquisition date when the measurement period ends.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date (in millions):

June 13, 2025

Current assets	$28
Intangible assets	365
Goodwill	886
Other non-current assets	2
Current liabilities	(106)
Deferred tax liability, net	(23)
Total	$1,152

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

From the date of acquisition through December 31, 2025, revenue and net loss attributable to SevenRooms, included in the Company’s consolidated statements of operations was not material. The pro forma information has not been presented as such information is also not material to the Company for the periods presented.
Symbiosys Acquisition
On May 28, 2025, the Company acquired Symbiosys Corp. (“Symbiosys”), a retail media platform company, to expand offsite advertising capabilities. The acquisition was accounted for under the acquisition method of accounting.
The acquisition date fair value of the purchase consideration was $121 million, which consisted of the following (in millions):

Fair Value

Cash	$89
Deferred cash consideration	29
Fair value of previously held equity interest	3
Total consideration	$121

As of December 31, 2025, the Company had settled $11 million in deferred cash consideration, with $18 million remaining to be settled in future periods. For certain Symbiosys employees, a portion of their total consideration was restricted subject to vesting over various service periods. A total of $14 million of these employees’ consideration was included as part of the deferred cash consideration and the remaining $53 million represents compensation for post-combination services to be recognized over their respective service periods.

The total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values as of the date of acquisition. The excess of the purchase consideration over the net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the anticipated synergies from the planned expansion into additional digital channels to extend the breadth of the Company’s marketing channels. The goodwill recorded in connection with the acquisition of Symbiosys is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimates, judgments and assumptions, and are considered preliminary pending finalization of the valuation analyses pertaining to assets acquired and liabilities assumed. which primarily relate to working capital accounts. The measurement period will end no later than one-year from the acquisition date.

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
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill for the periods presented were as follows (in millions):

Total
Balance as of December 31, 2023	$2,432
Effects of foreign currency translation	(117)
Balance as of December 31, 2024	2,315
Goodwill measurement period adjustments	41
Acquisitions	2,918
Effects of foreign currency translation	245
Balance as of December 31, 2025	$5,519
There was no goodwill impairment during any of the periods presented. See Note 4 – "Acquisitions" of these notes to the Company's consolidated financial statements for further details of goodwill recorded.
Intangible assets, net consisted of the following as of December 31, 2024 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	3.3	$232	$(142)	$90
Merchant relationships	8.3	286	(82)	204
Customer relationships	0.4	116	(101)	15
Trade name and trademarks	7.4	269	(75)	194
Assembled workforce in asset acquisition	2.2	10	(3)	7
Balance as of December 31, 2024		$913	$(403)	$510
Intangible assets, net consisted of the following as of December 31, 2025 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	3.1	$622	$(222)	$400
Merchant relationships	9.3	854	(122)	732
Rider relationships	1.8	14	(2)	12
Customer relationships	6.5	798	(169)	629
Trade name and trademarks	8.4	602	(119)	483
Assembled workforce in asset acquisitions	1.3	10	(6)	4
Balance as of December 31, 2025		$2,900	$(640)	$2,260
Amortization expense associated with intangible assets was $127 million, $125 million, and $212 million for the years ended December 31, 2023, 2024, and 2025, respectively.

The estimated future amortization expense of intangible assets as of December 31, 2025 was as follows (in millions):

Year Ending December 31,	Amortization Expense
2026	$456
2027	424
2028	317
2029	267
2030	173
Thereafter	623
Total estimated future amortization expense	$2,260

6. Fair Value Measurements
Assets Measured at Fair Value on a Recurring Basis
The following tables set forth the Company’s cash equivalents and investments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in millions):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$2,272	$—	$—	$2,272
Commercial paper	—	5	—	5
U.S. Treasury securities	—	15	—	15
Short-term investments
Certificates of deposit	—	39	—	39
Commercial paper	—	76	—	76
Corporate bonds	—	509	—	509
U.S. government agency securities	—	33	—	33
U.S. Treasury securities	—	612	—	612
Mutual funds	53	—	—	53
Long-term investments
Commercial paper	—	2	—	2
Corporate bonds	—	420	—	420
U.S. government agency securities	—	74	—	74
U.S. Treasury securities	—	339	—	339
Total	$2,325	$2,124	$—	$4,449

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents(1)
Money market funds	$1,905	$—	$—	$1,905
U.S. Treasury securities	—	1	—	1
Short-term investments(1)
Certificates of deposit	—	25	—	25
Commercial paper	—	32	—	32
Corporate bonds	—	470	—	470
U.S. government agency securities	—	30	—	30
U.S. Treasury securities	—	361	—	361
Mutual funds	59	—	—	59
Long-term investments
Corporate bonds	—	464	—	464
U.S. government agency securities	—	91	—	91
U.S. Treasury securities	—	282	—	282
Other assets
Money market funds(2)	15	—	—	15
Non-marketable investment	—	—	37	37
Total	$1,979	$1,756	$37	$3,772
(1)Cash equivalents and short-term investments included $26 million and $151 million of time deposits, respectively, which are not subject to recurring fair value measurements.
(2)Other assets included $15 million of money market funds held in a trust account pursuant to certain insurance policies, which were recorded as long-term restricted cash equivalents.
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

As of December 31, 2025, the fair value of the non-marketable investment in convertible notes of a private company was approximately $37 million and was included in other assets on the consolidated balance sheet. The fair value determination is based on unobservable inputs (Level 3 on the fair value hierarchy) which reflect the best information available under the circumstances, including transaction pricing and market participant assumptions.
The fair value of the 2030 Notes (as defined in Note 9 - "Convertible Notes, Net") was determined based on the quote price in markets that are not active, which is considered a Level 2 valuation input. Refer to Note 9 - "Convertible Notes, Net" for the carrying amount and fair value of the 2030 Notes.
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
During the years ended December 31, 2023 and 2025, the Company made investments in non-marketable equity securities of $23 million, and $13 million, respectively. There were no investments in non-marketable equity securities during the year ended December 31, 2024. The following is a summary of unrealized gains and losses from upward or downward adjustments recorded in other income (expense), net in the consolidated statements of operations, and included as adjustments to the carrying value of non-marketable equity securities held during the years ended December 31, 2023, 2024, and 2025 (in millions):

	Year Ended December 31,
	2023	2024	2025
Upward adjustments	$—	$2	$16
Downward adjustments (including impairment)	(101)	(6)	(2)
Total unrealized gain (loss) for non-marketable equity securities	$(101)	$(4)	$14
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2024 and 2025 including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other expense, net in the consolidated statements of operations (in millions):

	December 31,
	2024	2025
Initial cost basis	$450	$460
Upward adjustments	11	24
Downward adjustments (including impairment)	(419)	(415)
Total carrying value at the end of reporting period	$42	$69

7. Balance Sheet Components
Cash Equivalents and Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and investments (in millions):

	December 31, 2024
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$2,272	$—	$—	$2,272
Commercial paper	5	—	—	5
U.S. Treasury securities	15	—	—	15
Short-term investments
Certificates of deposit	39	—	—	39
Commercial paper	76	—	—	76
Corporate bonds	508	1	—	509
U.S. government agency securities	33	—	—	33
U.S. Treasury securities	611	1	—	612
Mutual funds	53	—	—	53
Long-term investments
Commercial paper	2	—	—	2
Corporate bonds	420	1	(1)	420
U.S. government agency securities	74	—	—	74
U.S. Treasury securities	340	—	(1)	339
Total	$4,448	$3	$(2)	$4,449

	December 31, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$1,905	$—	$—	$1,905
U.S. Treasury securities	1	—	—	1
Time deposits	26	—	—	26
Short-term investments
Certificates of deposit	25	—	—	25
Commercial paper	32	—	—	32
Corporate bonds	469	1	—	470
U.S. government agency securities	30	—	—	30
U.S. Treasury securities	360	1	—	361
Mutual funds	57	2	—	59
Time deposits	151	—	—	151
Long-term investments
Corporate bonds	463	1	—	464
U.S. government agency securities	91	—	—	91
U.S. Treasury securities	281	1	—	282
Total	$3,891	$6	$—	$3,897
For investments with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2024 and 2025.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	December 31, 2024	December 31, 2025

Prepaid expenses	$237	$414
Deferred contract costs	64	79
Other receivables	133	279
Other current assets	253	397
Total	$687	$1,169
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2024	December 31, 2025
Equipment for merchants	$190	$235
Computer equipment and software	96	$126
Capitalized software and website development costs	1,339	$1,895
Leasehold improvements	211	$268
Office equipment	77	$149
Construction in progress	61	$48
Total	1,974	2,721
Less: Accumulated depreciation and amortization	(1,196)	$(1,654)
Property and equipment, net	$778	$1,067
Depreciation expenses were $126 million, $118 million, and $165 million for the years ended December 31, 2023, 2024, and 2025, respectively.
The Company capitalized $362 million, $386 million, and $556 million in capitalized software and website development costs during the years ended December 31, 2023, 2024, and 2025, respectively. Capitalized software and website development costs are included in property and equipment, net on the consolidated balance sheets. Amortization of capitalized software and website development costs was $256 million, $318 million, and $370 million for the years ended December 31, 2023, 2024, and 2025, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2024	December 31, 2025
Litigation reserves	$160	$263
Sales tax payable and accrued sales and indirect taxes	337	589
Accrued operations related expenses	446	502
Accrued advertising	142	170
Dasher and merchant payable	1,136	1,703
Insurance reserves	1,049	1,114
Contract liabilities	396	547
Other	383	757
Total	$4,049	$5,645

8. Leases
The Company leases its facilities under non-cancelable lease agreements which expire between 2026 and 2037. Certain of these arrangements have free rent, escalating rent payment provisions, lease renewal options, and tenant allowances. Under such arrangements, the Company recognizes a ROU asset and lease liability on the consolidated balance sheets. Lease costs are recognized on a straight-line basis over the non-cancelable lease term.
During the years ended December 31, 2024 and 2025, the Company ceased use of and made available for sublease certain corporate office spaces. As a result, the Company determined that the asset groups, which primarily consist of the related operating lease right-of-use assets and leasehold improvements, were impaired, and recognized an impairment charge of $83 million and $11 million recorded as general and administrative expenses during the years ended December 31, 2024 and 2025, respectively. The fair value of the asset groups was estimated using an income-approach based on estimated future cash flows expected to be derived from the office spaces based on current sublease market rent. As of December 31, 2025, the Company was continuing its efforts to sublease some of the spaces.
The components of lease costs related to the Company’s operating leases included in the consolidated statements of operations for the periods presented were as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Operating lease costs	$108	$103	$118
Short-term lease costs	12	16	16
Sublease income	(3)	(2)	(5)
Total lease costs	$117	$117	$129
Lease terms and discount rates for operating leases were as follows:

	December 31, 2024	December 31, 2025
Weighted-average remaining lease term (in years)	7.45	6.32
Weighted-average discount rate	6.79%	6.55%
Supplemental cash flow and non-cash information was as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$113	$116	$125
ROU assets obtained in exchange for new lease liabilities
Operating leases	$85	$81	$72
As of December 31, 2025, the future minimum lease payments required under operating leases were as follows (in millions):

Year Ending December 31,	Amount
2026	$138
2027	117
2028	99
2029	86
2030	78
Thereafter	192
Total future minimum lease payments	710
Less: Imputed interest	(138)
Less: Tenant improvement receivable	(6)
Present value of future minimum lease payments	$566
Future minimum sublease income as of December 31, 2025 was $42 million.

9. Convertible Notes, Net

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

Upon conversion of any 2030 Notes, the conversion value will be paid in cash up to at least the principal amount of the 2030 Notes being converted. Any amount of the conversion value in excess of the principal portion of such 2030 Notes may be settled in cash or shares of the Company’s Class A common stock, or a combination thereof, at the Company’s option. The 2030 Notes are convertible at an initial conversion rate of 3.425 shares of the Company's Class A common stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately $291.97 per share of the Company's Class A common stock. The conversion rate may be subject to certain anti-dilution adjustments and/or a make-whole adjustment upon the occurrence of specified events set forth in the Indenture. As of December 31, 2025, there have been no changes to the initial conversion price of the 2030 Notes since the issuance date. Based on the closing price of the Company’s Class A common stock of $226.48 on the last trading day of the quarter, the if-converted value of the 2030 Notes did not exceed the principal value of the 2030 Notes as of December 31, 2025.

The Company may not redeem the notes prior to May 20, 2028. The 2030 Notes will be redeemable, in whole or in part (subject to certain limitations set forth in the Indenture), for cash, at the Company’s option, on or after May 20, 2028 and on or before the 20th scheduled trading day immediately before the maturity date, but only if (i) the 2030 Notes are “Freely Tradable” (as defined in the Indenture), and all accrued and unpaid additional interest, if any, has been paid as of the date the Company sends the related redemption notice and (ii) the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price on each of at least 20 trading days (whether or not consecutive) including the last trading day, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends such redemption notice. The redemption price will be equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date. In addition, calling any 2030 Notes for redemption will constitute a "Make-Whole Fundamental Change" (as defined in the Indenture) with respect to such 2030 Notes, in which case the conversion rate applicable to the conversion of such 2030 Notes will be increased in certain circumstances if it is converted after it is called for redemption.

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

As of December 31, 2025, none of the conditions described in the paragraphs above relating to convertibility or mandatory redemption were met. Therefore, the 2030 Notes are classified as long-term debt.

The net carrying value, net of the 2030 Notes consisted of the following as of December 31, 2025 (in millions):

December 31, 2025
Principal	$2,750
Less: debt issuance costs, net of amortization	(26)
Carrying value, net	$2,724

The effective interest rate of the 2030 Notes is 0.22% per annum. The fair value of the 2030 Notes was $2.9 billion as of December 31, 2025 and was determined based on the quote price in markets that are not active, which is considered a Level 2 valuation input.

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

The Note Hedges and the Warrants are equity-classified instruments as a result of being indexed to the Company’s Class A common stock and meeting equity classification criteria, and the instruments will not be remeasured in subsequent periods as long as they continue to meet these accounting criteria. The net cost of approximately $339 million for the purchase of the Note Hedges and sale of the Warrants was recorded as a reduction to additional paid-in capital in the Company’s consolidated balance sheets.
10. Commitments and Contingencies
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

The Company is currently the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay models, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers' compensation insurance, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, the Company has recorded an accrual for this matter within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2025. The results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on the Company's business, financial condition, and results of operations.
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
The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications was recorded as of December 31, 2024 and 2025.
Non-cancelable Purchase Commitments
The Company has non-cancelable purchase commitments, which primarily relate to the purchase of technology platform infrastructure. These purchase commitments are not recorded as liabilities on the consolidated balance sheet as of December 31, 2025 as the Company has not yet received the related services. As of December 31, 2025, the future minimum payments under the Company’s non-cancelable purchase commitments were as follows (in millions):

Year Ending December 31,	Amount
2026	$1,049
2027	1,090
2028	1,020
2029	1,054
2030	1,087
Total future minimum payments	$5,300
Insurance Collateral
The Company is required to maintain $607 million in collateral in connection with certain insurance policies, which can be held in a combination of cash, surety bonds, and letters of credit. As of December 31, 2025, the Company had $607 million of collateral outstanding in the form of surety bonds and letters of credit in connection with the insurance collateral requirement.

Revolving Credit Facility and Letters of Credit
In November 2019, the Company entered into a revolving credit and guaranty agreement, which, as most recently amended and restated on April 26, 2024, provides for an unsecured revolving credit facility of up to $800 million, with a letter of credit sublimit of $600 million, maturing on April 26, 2029. Loans under the revolving credit facility bear interest at the Company’s option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted term Secured Overnight Financing Rate ("SOFR") rate for a one-month interest period plus 1.00%, or (ii) an adjusted SOFR rate (based on an interest period of one, three, or six months) plus a margin equal to 1.00%. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee of 0.10%. The Company's obligations under the revolving credit facility are guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. The credit agreement contains customary affirmative covenants and customary negative covenants that restrict the Company's ability and its subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, declare cash dividends or make certain other distributions, repurchase stock, merge or consolidate with other companies or sell substantially all of the assets of the Company and its subsidiaries, taken as a whole, make investments and loans, and engage in certain transactions with affiliates. The Company must also maintain compliance with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the credit agreement.
As of December 31, 2024 and 2025, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2024 and 2025, no revolving loans were outstanding under the credit facility.
In addition to the letters of credit maintained in connection with the insurance collateral requirement, the Company also maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2024 and 2025, the Company had $141 million and $106 million of issued letters of credit outstanding, respectively, of which $112 million and $61 million, respectively, were issued from the revolving credit and guaranty agreement.
Deliveroo Transaction
On May 6, 2025, the Company issued an announcement (the “Rule 2.7 Announcement”) pursuant to Rule 2.7 of the UK City Code on Takeovers and Mergers (the "Code"), disclosing that the board of directors of the Company and the board of directors of Deliveroo, a company incorporated in England and Wales, had reached agreement on the terms of a recommended final cash offer by the Company for the entire issued and to be issued share capital of Deliveroo (the "Deliveroo Transaction"). Deliveroo has built one of the leading local commerce platforms across its key geographies, primarily in Europe and the Middle East, all complementary to the Company’s then-current footprint. The purchase price was 180 pence per Deliveroo share in cash, which equated to an equity value of approximately £2.8 billion. On October 2, 2025, the Company completed the Deliveroo Transaction. See Note 4 - “Acquisitions” for further information on the closing of the Deliveroo Transaction.
Escrow Agreement
In connection with the Deliveroo Transaction and prior to the Rule 2.7 Announcement, the Company, JPMorgan Chase Bank, N.A., as escrow agent (the “Escrow Agent”), and J.P. Morgan Securities plc entered into an Escrow Agreement (the “Escrow Agreement”). Pursuant to the Escrow Agreement, the Company periodically deposited cash denominated in U.S. dollars into escrow in order to fund the cash consideration payable in connection with the Deliveroo Transaction and to satisfy certain requirements pursuant to the Code to evidence certainty of funding for the Deliveroo Transaction (such requirements, the "Cash Confirmation Requirements"). In connection with the closing of the Deliveroo Transaction on October 2, 2025, the Company converted $3.8 billion of the cash held in escrow from U.S. dollars into Pounds Sterling (“GBP”) pursuant to the Deal-Contingent Forward (as defined in Note 16 - "Derivative").
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
11. Common Stock
Stock Repurchase Program
In February 2025, the Company announced the authorization of a share repurchase program for the repurchase of shares of its Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that was previously announced by the Company in February 2024. During the year ended December 31, 2025, the Company did not repurchase any shares of its Class A common stock under the share repurchase program.
Restricted Stock
The Company granted restricted stock to certain continuing employees in connection with the acquisition of Wolt Enterprises Oy on May 31, 2022. Vesting of this stock is dependent on the respective employee’s continued employment at the Company during the requisite service period, which is generally up to four years from the issuance date. The fair value of the restricted stock issued to employees that is subject to post-acquisition employment is recorded as compensation expense on a straight-line basis over the requisite service period.
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Unvested restricted stock as of December 31, 2024	92
Granted	—	$—
Vested	(18)	$76.91
Forfeited	—	$—
Unvested restricted stock as of December 31, 2025	74
Common Stock Reserved for Future Issuance
The following table summarizes the Company’s shares of common stock reserved for future issuance on an as-converted basis (in thousands):

	December 31, 2024	December 31, 2025
Stock options issued and outstanding under the 2014 Plan and Inducement Plan	4,516	2,411
RSUs outstanding under the 2014 Plan, 2020 Plan and Inducement Plan	29,566	24,031
Remaining shares available for future issuance	64,481	78,539
Shares available for issuance under the 2020 Employee Stock Purchase Plan	6,499	6,499
Total	105,062	111,480
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
The CEO Performance Award is eligible to vest beginning on the first trading day 18 months following the Company’s IPO date, and expiring seven years after the IPO date. The CEO Performance Award comprises nine tranches that are eligible to vest based on the achievement of stock price goals, ranging from $187.60 to $501.00 per share, each of which are referred to as a Company Stock Price Target, measured over a consecutive 180-day period during the performance period as set forth below. This measurement period was designed to reward the CEO only if the Company achieved sustained growth in the stock price.

	Company Stock Price Target	Number of RSUs Eligible to Vest
1	$187.60	518,950
2	$226.80	518,950
3	$265.80	1,037,900
4	$305.00	1,037,900
5	$344.00	1,037,900
6	$383.00	1,556,850
7	$422.20	1,556,850
8	$461.20	1,556,850
9	$501.00	1,556,850
The Company calculated the grant date fair value of the CEO Performance Award based on multiple stock price paths developed through the use of a Monte Carlo simulation model. A Monte Carlo simulation model also calculates a derived service period for each of the nine vesting tranches, which is the measure of the expected time to achieve each Company Stock Price Target. A Monte Carlo simulation model requires the use of various assumptions, including the underlying stock price, volatility, and the risk-free interest rate as of the valuation date, corresponding to the length of time remaining in the performance period, and expected dividend yield. The weighted-average grant date fair value of the CEO Performance Award was $39.8275 per share. The Company recognized total stock-based compensation expense of $413 million over the derived service period of each tranche, which ranged from 2.53 to 4.42 years, using the accelerated attribution method, as the CEO satisfied the service-based vesting condition. If the Company Stock Price Targets are met sooner than the derived service period, the Company will adjust its stock-based compensation to reflect the cumulative expense associated with the vested awards. Provided that Tony Xu continues to be the Company's CEO, the Company will recognize stock-based compensation expense over the requisite service period, regardless of whether the Company Stock Price Targets are achieved. During the year ended December 31, 2025, the first and second tranches of the CEO Performance Award, representing 518,950 shares each, vested upon achievement of the first and second stock price targets of $187.60 and $226.80, respectively, measured over a consecutive 180-day period prior to achievement.
The Company recorded $104 million, $67 million, and $7 million of stock-based compensation expense related to the CEO Performance Award during the years ended December 31, 2023, 2024, and 2025, respectively. As of December 31, 2025, there was no remaining unrecognized stock-based compensation expense related to the CEO Performance Award.

Stock Award Activities
A summary of activity under the 2014 Plan, 2020 Plan, and Inducement Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of December 31, 2024	4,516	$5.72	3.18	$732
Granted	—	$—
Exercised	(2,104)	$4.59		$441
Cancelled and forfeited	(1)	$4.62
Balance as of December 31, 2025	2,411	$6.70	2.37	$530
Exercisable as of December 31, 2025	2,374	$6.75	2.39	$522
Vested and expected to vest as of December 31, 2025	2,411	$6.70	2.37	$530
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective year-end dates. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2023, 2024, and 2025 was $510 million, $580 million, and $441 million, respectively. There were no stock options granted during the years ended December 31, 2023, 2024, and 2025.
A summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested RSUs as of December 31, 2024	29,535		$4,955
Granted, including replacement awards for acquisition	9,143	$195.33
Vested	(60)	$80.34
Vested and settled	(12,446)	$99.98
Forfeited	(2,211)	$114.55
Unvested RSUs as of December 31, 2025	23,961		$5,427
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective year-end dates. The weighted-average fair value per share of RSUs granted, including replacement awards for acquisition, during the years ended December 31, 2023, 2024, and 2025 was $65.06, $128.17, and $195.33, respectively.
Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Cost of revenue, exclusive of depreciation and amortization	$139	$151	$154
Sales and marketing	119	117	107
Research and development	466	505	527
General and administrative	364	326	263
Total stock-based compensation expense	$1,088	$1,099	$1,051
As of December 31, 2025, there was $99 thousand of unrecognized stock-based compensation expense related to unvested stock options, which is expected to be recognized over the remaining weighted-average period of 0.33 years.

As of December 31, 2025, there was $1.9 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs. The Company expects to recognize this expense over the remaining weighted-average period of 2.31 years.
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
As of December 31, 2024 and 2025, there had been no offering period or purchase period under the ESPP, and no such period will begin unless and until determined by the administrator.
12. Income Taxes
The components of income (loss) before income taxes were as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
United States	$259	$925	$1,637
Foreign	(793)	(769)	(698)
Income (loss) before income taxes	$(534)	$156	$939
The components of provision for income taxes were as follows (in millions):

	Year Ended December 31,
	2023	2024	2025
Current
Federal	$6	$5	$(1)
State	9	6	9
Foreign	17	27	36
Total	$32	$38	$44
Deferred
Federal	1	1	(12)
State	—	—	(11)
Foreign	(2)	—	(14)
Total	(1)	1	(37)
Total provision for income taxes	$31	$39	$7
Below is a tabular rate reconciliation pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025.
The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes were as follows (in millions, except percentages):

	Year Ended December 31,
	2025
	Amount	Percent
Provision for income taxes at U.S. federal statutory rate	$197	21%
State and local income taxes, net of federal income tax effect(1)	(15)	(2)%
Foreign tax effects
Finland
Stock-based compensation	(30)	(3)%
Changes in valuation allowance	166	18%
Other	(3)	—%
Other countries	22	2%
Effect of cross-border tax laws
U.S. taxation of foreign branches	(183)	(20)%
Tax credits
Research and development tax credits	(135)	(14)%
Changes in valuation allowance	100	11%
Nontaxable or nondeductible items
Stock-based compensation	(207)	(22)%
Transaction costs	16	2%
Other	8	1%
Changes in unrecognized tax benefits	69	7%
Other adjustments	2	—%
Provision for income taxes	$7	1%
(1)State tax benefits in California made up the majority (greater than 50%) of the tax effect in this category.
As previously disclosed for the years ended December 31, 2023 and 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2023	2024
Income taxes computed at the federal statutory rate	$(112)	$33
State taxes, net of federal benefits	7	5
Tax impact of foreign earnings and losses	181	(23)
Change in valuation allowance	47	292
Stock-based compensation	(59)	(174)
Research and development credits	(44)	(106)
Non-deductible expenses	9	13
Other	2	(1)
Provision for income taxes	$31	$39
The components of deferred tax assets and liabilities were as follows (in millions):

	December 31,
	2024	2025
Deferred tax assets
Loss carryovers	$808	$1,839
Tax credits	376	539
Capitalized research and development	886	589
Stock-based compensation	54	65
Lease liabilities	149	157
Accruals and reserves	360	455
Other	112	265
Total gross deferred tax assets	2,745	3,908
Less: Valuation allowance	(2,352)	(3,197)
Total deferred tax assets net of valuation allowance	393	711
Deferred tax liabilities
Property and equipment and intangible assets	(224)	(661)
Lease assets	(111)	(120)
Prepaid expenses and other assets	(62)	(71)
Total gross deferred tax liabilities	(397)	(852)
Net deferred tax liabilities	$(4)	$(141)
Due to the weight of objectively verifiable negative evidence, including its history of losses, the Company’s deferred tax assets have been fully offset by a valuation allowance, with the exception of certain foreign jurisdictions. Overall, the valuation allowance increased by $203 million, $494 million, and $845 million in the years ended December 31, 2023, 2024, and 2025, respectively. As of December 31, 2025, the portion of the valuation allowance for deferred tax assets for which subsequently recognized tax benefits will be credited directly to contributed capital was $170 million.
As of December 31, 2025, the Company had accumulated U.S. federal and state net operating loss carryforwards of $3.1 billion and $1.6 billion, respectively. Federal net operating losses carry forward indefinitely. Of the $1.6 billion of state net operating losses, $225 million carry forward indefinitely. The remaining state net operating loss carryforwards will begin to expire in 2026. As of December 31, 2025, the Company had foreign net operating loss carryforwards of $4.5 billion that begin to expire in 2026.
The Company also had $558 million and $279 million of federal and state research and development tax credit carryforwards, respectively, as of December 31, 2025. The federal research and development tax credits expire in varying amounts starting in 2041. The California research credits do not expire and carry forward indefinitely.
The Company’s ability to utilize the U.S. net operating loss and tax credit carryforwards in the future may be limited in the event of past or future ownership changes as defined in Section 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state tax law. Based on the most recent analysis, the Company does not anticipate a current limitation on the tax attributes under Section 382 and 383.
The Company intends to invest substantially all of its foreign subsidiary earnings, as well as its capital in its foreign subsidiaries, indefinitely in those jurisdictions in which the Company could incur significant, additional costs upon repatriation of such amounts.
Unrecognized Tax Benefits
A reconciliation of the beginning and ending balance of gross unrecognized tax benefits is included in the table below (in millions):

	Year Ended December 31,
	2023	2024	2025
Unrecognized tax benefits at beginning of year	$69	$183	$275
Increases related to current year tax positions	47	64	66
Increases related to prior year tax positions	67	28	9
Decreases related to prior year tax positions	—	—	—
Unrecognized tax benefits at end of year	$183	$275	$350
The Company had $350 million of gross unrecognized tax benefits as of December 31, 2025, the majority of which would not impact its effective tax rate if recognized due to the Company's valuation allowance.
The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The material jurisdictions in which the Company operates include the United States and Finland. The Company’s 2013 and subsequent tax years remain open to examination by the U.S. Internal Revenue Service. The Company’s 2019 and subsequent tax years remain open to examination in Finland.
13. Net Income (Loss) per Share Attributable to DoorDash, Inc. Common Stockholders
The Company computes net income (loss) per share attributable to DoorDash, Inc. common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses. The computation of diluted net income per share of Class A common stock for the years ended December 31, 2024 and 2025 does not assume the conversion of Class B common stock to Class A common stock because including such shares would have an anti-dilutive effect.
The following table sets forth the calculation of basic and diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders during the periods presented (in millions, except share amounts which are reflected in thousands, and per share data):

	Year Ended December 31,
	2023		2024		2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator
Net income (loss) including redeemable non-controlling interests	$(525)	$(40)	$109	$8	$878	$54
Less: Net loss attributable to redeemable non-controlling interests	(7)	—	(6)	—	(3)	—
Net income (loss) attributable to DoorDash, Inc. common stockholders	(518)	(40)	115	8	881	54
Denominator
Weighted-average number of shares outstanding used to compute basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	365,340	27,608	384,692	26,859	402,075	24,968
Basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	$(1.42)	$(1.42)	$0.30	$0.30	$2.19	$2.19

	Year Ended December 31,
	2023		2024		2025
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per share
Numerator
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(518)	$(40)	$115	$8	$881	$54
Denominator
Weighted-average number of shares outstanding used to compute basic net income (loss) per share attributable to DoorDash, Inc. common stockholders	365,340	27,608	384,692	26,859	402,075	24,968
Weighted-average effect of potentially dilutive securities	—	—	18,691	—	12,643	—
Weighted-average number of shares outstanding used to compute diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders	365,340	27,608	403,383	26,859	414,718	24,968
Diluted net income (loss) per share attributable to DoorDash, Inc. common stockholders	$(1.42)	$(1.42)	$0.29	$0.29	$2.13	$2.13

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because including such shares would have an anti-dilutive effect, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	Year Ended December 31,
	2023	2024	2025
Stock options to purchase common stock	9,022	—	—
Unvested restricted stock and restricted stock units	38,072	10,801	10,179
Escrow shares	72	72	72
Convertible notes	—	—	5,574
Warrants related to the issuance of convertible notes	—	—	5,574
Total	47,166	10,873	21,399
14. Employee Benefit Plans
401(k) Plan

The Company has a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, eligible and participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. In 2023, the Company began to make discretionary matching contributions to those participating employees who met certain employment criteria. The Company's matching contributions to the plan were not material for the years ended December 31, 2023, 2024, and 2025.
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
15. Variable Interest Entities
On July 1, 2022, the Company formed a joint venture with a retail partner in Canada with the objective of providing on-demand delivery of grocery and convenience items to customers in Canada (the "JV"). The Company owns a majority interest in the JV.
In connection with the formation of the JV, the Company contributed cash and certain assets of $41 million Canadian dollars (approximately $32 million US dollars) upon the closing of the transaction in July 2022. During the year ended December 31, 2024, the Company contributed cash of $18 million Canadian dollars (approximately $13 million US dollars.)
On August 1, 2025, the Company renegotiated the terms of the JV with the minority shareholders and contributed $25 million Canadian dollars (approximately $18 million US dollars) to the JV. In conjunction with this contribution, the Company increased its ownership interest in the JV.
The common units held by the Company in the JV were determined to be a variable interest. The Company continues to be the primary beneficiary because the Company has the power to direct the activities that most significantly impact the performance of the JV. As a result, the Company continues to consolidate the assets and liabilities of the JV.

Total assets of the JV included on the consolidated balance sheet as of December 31, 2024 and 2025 were $32 million and $57 million, respectively. Total liabilities of the JV included on the consolidated balance sheets as of December 31, 2024 and 2025 were $8 million and $7 million, respectively.
The JV’s assets may only be used to settle the JV’s obligations and may not be used for other consolidated entities. The JV’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.
As of December 31, 2024 and 2025, the minority shareholder’s ownership in the JV is classified as redeemable non-controlling interest, because it is redeemable on an event that is not solely in the Company’s control. The redeemable non-controlling interest is not accreted to redemption value because it is currently not probable that the non-controlling interest will become redeemable. Total redeemable non-controlling interest was $7 million and $13 million as of December 31, 2024 and 2025, respectively. Net loss attributable to redeemable non-controlling interest was $7 million, $6 million and $3 million for the years ended December 31, 2023, 2024 and 2025, respectively.
16. Derivative

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

On October 8, 2025, the Deal-Contingent Forward was settled in connection with the closing of the Deliveroo, resulting in a realized loss of $24 million reported in other income (expense), net in the consolidated statements of operations.

17. Segment Reporting
The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance by comparing forecasted to actual monthly financial performance. As such, the Company has determined that it operates in one reportable segment. The significant segment expenses regularly provided to the CODM was as follows (in millions):

	Year Ended December 31,
	2023	2024	2025

Revenue	$8,635	$10,722	$13,717
Less:
Depreciation and amortization	509	561	747
Stock-based compensation	1,088	1,099	1,051
Cost of revenue*	4,450	5,391	6,584
Sales and marketing*	1,757	1,920	2,369
Research and development*	537	663	904
General and administrative*	871	1,126	1,337
Restructuring charges*	2	—	2
Total costs and expenses	9,214	10,760	12,994
Income (loss) from operations	(579)	(38)	723
Interest income, net	152	199	211
Other income (expense), net	(107)	(5)	5
Income (loss) before income taxes	(534)	156	939
Provision for income taxes	31	39	7
Net income (loss) including redeemable non-controlling interests	(565)	117	932
Net loss attributable to redeemable non-controlling interests	(7)	(6)	(3)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$(558)	$123	$935
*Exclusive of stock-based compensation and depreciation and amortization shown separately.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer (“certifying officers”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our certifying officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management's evaluation of internal control over financial reporting excluded SevenRooms and Deliveroo, which we acquired on June 13, 2025 and October 2, 2025, respectively. Total assets (excluding acquired goodwill and intangible assets) and total revenues related to SevenRooms and Deliveroo collectively represented 7% and 3% of our consolidated total assets and total revenues as of and for the year ended December 31, 2025, respectively.
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
Changes in Internal Control Over Financial Reporting
We are in the process of integrating SevenRooms and Deliveroo into our overall internal control over financial reporting process. As a result of these integration activities, certain controls will be evaluated and may be changed. There were otherwise no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Securities Trading Plans of Directors and Executive Officers
On December 3, 2025, Stanley Tang, our co-founder and a member of our board of directors, and the ST Trust under agreement dated October 2, 2019 (the "ST Trust"), a stockholder whose shares may be deemed to be beneficially owned by Stanley Tang, adopted a joint Rule 10b5-1 trading arrangement providing for the sale from time to time of (i) with respect to the ST Trust, an aggregate of up to 632,461 shares of our Class A common stock, and (ii) with respect to Stanley Tang, an aggregate of up to 15,038 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 26, 2027, or earlier if all transactions under the trading arrangement are completed.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item, including information about our Directors, Executive Officers and Audit Committee, Code of Conduct and insider trading arrangements and policies, is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.

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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated November 9, 2021, by and among DoorDash, Inc., Wolt Enterprises Oy, the Sellers and Mikko Kuusi, as the Securityholder Representative.	S-4	333-261844	2.1	December 22, 2021
2.2	Amendment to the Share Purchase Agreement, dated as of April 9, 2022, by and among DoorDash, Inc., Wolt Enterprises Oy and Mikko Kuusi, as the Securityholder Representative.	8-K	001-39759	2.1	April 14, 2022
2.3	Recommended Final Cash Acquisition of Deliveroo plc by DoorDash, Inc., dated May 6, 2025.	8-K	001-39759	2.1	May 6, 2025
2.4	Co-operation Agreement, dated May 6, 2025, between DoorDash, Inc. and Deliveroo plc.	8-K	001-39759	2.2	May 6, 2025
2.5	Form of Deed of Director Irrevocable Undertaking.	8-K	001-39759	2.3	May 6, 2025
2.6	Deed of Irrevocable Undertaking, dated as of May 5, 2025, by and between the Company and Greenoaks Capital Opportunities Fund, L.P.	8-K	001-39759	2.4	May 6, 2025
2.7	Deed of Irrevocable Undertaking, dated as of May 6, 2025, by and between the Company and DST Managers V Limited.	8-K	001-39759	2.5	May 6, 2025
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K	001-39759	3.1	March 5, 2021
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the registrant.	10-Q	001-39759	3.2	August 6, 2025
3.3	Certificate of Change of Registered Agent.	10-K	001-39759	3.2	February 27, 2023
3.4	Amended and Restated Bylaws of the registrant.	10-K	001-39759	3.3	February 27, 2023
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-250056	4.1	November 13, 2020
4.2	Seventh Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of June 17, 2020.	S-1	333-250056	4.2	November 13, 2020
4.3	Description of Capital Stock.
4.4	Indenture, dated as of May 30, 2025, between DoorDash, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39759	4.1	June 2, 2025
4.5	Form of 0% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.4).	8-K	001-39759	4.2	June 2, 2025
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-250056	10.1	November 13, 2020

10.2+	DoorDash, Inc. 2020 Equity Incentive Plan and related form agreements.	10-K	001-39759	10.2	February 20, 2024
10.3+	DoorDash, Inc. 2020 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-250056	10.3	November 30, 2020
10.4+	DoorDash, Inc. 2022 Inducement Equity Incentive Plan and related form agreements.	10-K	001-39759	10.4	February 20, 2024
10.5+	DoorDash, Inc. 2014 Stock Plan, as amended, and related form agreements.	S-1	333-250056	10.4	November 13, 2020
10.6+	Executive Change in Control and Severance Plan.	8-K	001-39759	10.1	February 1, 2024
10.7+	Executive Incentive Compensation Plan.	S-1	333-250056	10.6	November 13, 2020
10.8+	Outside Director Compensation and Equity Ownership Policy.
10.9+	Confirmatory Employment Letter between the registrant and Tony Xu, dated as of October 23, 2020.	S-1/A	333-250056	10.8	November 30, 2020
10.10+	Confirmatory Employment Letter between the registrant and Prabir Adarkar, dated as of October 23, 2020.	S-1/A	333-250056	10.10	November 30, 2020
10.11+	Confirmatory Employment Letter between the registrant and Keith Yandell, dated as of October 23, 2020.	S-1/A	333-250056	10.11	November 30, 2020
10.12+	Employment Letter between the registrant and Tia Sherringham, dated as of May 3, 2022.	10-Q	001-39759	10.1	May 6, 2022
10.13+	Confirmatory Employment Letter between the registrant and Ravi Inukonda, dated as of April 27, 2023.	10-Q	001-39759	10.1	May 5, 2023
10.14+	DoorDash, Inc. 2014 Stock Plan Restricted Unit Agreement between the registrant and Tony Xu, dated as of November 24, 2020.	S-1/A	333-250056	10.14	November 30, 2020
10.15	Form of Exchange Agreement among the registrant, each of Tony Xu, Andy Fang, and Stanley Tang, and certain related entities.	S-1	333-250056	10.15	November 13, 2020
10.16	Form of Equity Exchange Right Agreement between the registrant and each of Tony Xu, Andy Fang, and Stanley Tang.	S-1	333-250056	10.16	November 13, 2020
10.17	Amended and Restated Revolving Credit and Guaranty Agreement among the registrant, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of August 7, 2020.	S-1	333-250056	10.17	November 13, 2020
10.18	Amendment Agreement, dated as of October 31, 2022, relating to the Amended and Restated Revolving Credit and Guaranty Agreement among the registrant, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of August 7, 2022.	10-K	001-39759	10.18	February 20, 2024
10.19	Amendment Agreement, dated as of April 26, 2024, by and among the registrant, the guarantors party thereto, the lenders party thereto, the issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-39759	10.1	May 1, 2024
10.20	Office Lease between the registrant and Kilroy Realty 303, LLC, dated as of October 18, 2018, as amended on July 30, 2019.	S-1	333-250056	10.19	November 13, 2020
10.21	Form of Convertible Note Hedge Confirmation between DoorDash, Inc. and each Option Counterparty.	8-K	001-39759	10.1	June 2, 2025
10.22	Form of Warrant Confirmation between DoorDash, Inc. and each Option Counterparty.	8-K	001-39759	10.2	June 2, 2025
19.1	Insider Trading Policy.
21.1	List of subsidiaries of the registrant.
23.1	Consent of KPMG LLP, independent registered public accounting firm.
24.1	Power of Attorney (included in signature pages hereto).
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

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.	10-K	001-39759	97.1	February 20, 2024
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL.
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
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California, on the 18th day of February, 2026.

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

Signature	Title	Date

/s/ Tony Xu	Chief Executive Officer and Director	February 18, 2026
Tony Xu	(Principal Executive Officer)

/s/ Ravi Inukonda	Chief Financial Officer	February 18, 2026
Ravi Inukonda	(Principal Financial Officer)

/s/ Gordon Lee	Chief Accounting Officer	February 18, 2026
Gordon Lee	(Principal Accounting Officer)

/s/ Jeffrey Blackburn	Director	February 18, 2026
Jeffrey Blackburn

/s/ Shona L. Brown	Director	February 18, 2026
Shona L. Brown

/s/ L. John Doerr	Director	February 18, 2026
L. John Doerr

/s/ Andy Fang	Director	February 18, 2026
Andy Fang

/s/ Milan Kovac	Director	February 18, 2026
Milan Kovac

/s/ Alfred Lin	Director	February 18, 2026
Alfred Lin

/s/ Elinor Mertz	Director	February 18, 2026
Elinor Mertz

/s/ Diego Piacentini	Director	February 18, 2026
Diego Piacentini

/s/ Ashley Still	Director	February 18, 2026
Ashley Still

/s/ Stanley Tang	Director	February 18, 2026
Stanley Tang