Form 10-K/A
period 2025-12-31
DoorDash, Inc.
filed 2026-05-06
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K/A incorporates by reference information from certain portions of the registrant’s Definitive Proxy Statement that was filed with the Securities and Exchange Commission on April 20, 2026.

Auditor name:	KPMG LLP	Auditor Location:	San Francisco, California	Auditor Firm ID:	185

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original 10-K”) filed by DoorDash, Inc., a Delaware corporation (“DoorDash,” “we” or “our”), on February 18, 2026 (the “Original Filing Date”). We are filing this Amendment to correct a clerical error in the report of KPMG LLP (“KPMG”), our independent registered public accounting firm. This Amendment speaks only as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way the disclosures made in the Original 10-K, including, without limitation, the financial statements and accompanying notes.

This clerical error was the omission of an explanatory paragraph from KPMG’s report indicating that its audit of internal control over financial reporting did not include an evaluation of the internal control over financial reporting of SevenRooms Inc. (“SevenRooms”), which we acquired on June 13, 2025, and Deliveroo plc (“Deliveroo”), which we acquired on October 2, 2025. Management’s report on internal control over financial reporting included in the Original 10-K noted that, pursuant to the Securities and Exchange Commission's (the "SEC") general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of internal control over financial reporting did not include SevenRooms and Deliveroo. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment sets forth the complete text of Item 8 of Part II of the Original 10-K, which has been amended solely to provide the appropriate KPMG report that includes the explanatory paragraph regarding the exclusion of SevenRooms and Deliveroo from its assessment.

Except as described above, no changes have been made to the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and our other filings made with the SEC subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 of the Exchange Act, the certifications required pursuant to Rule 13a-14(a) and Rule 13a-14(b) of the Exchange Act, which were included as exhibits to the Original 10-K, have been re-executed as of the date of this Amendment and are included as Exhibits 31.3, 31.4 and 32.2 hereto.

Part II
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

The Company acquired SevenRooms Inc. and Deliveroo plc during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, SevenRooms Inc. and Deliveroo plc’s internal control over financial reporting associated with total assets (excluding acquired goodwill and intangible assets) of 7% and total revenues of 3% included in the consolidated financial statements of the Company as of and for the year ended December 31, 2025. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of SevenRooms Inc. and Deliveroo plc.

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

9. Convertible Notes, Net

2030 Notes

In May 2025, the Company issued $2.75 billion aggregate principal amount of —% Convertible Senior Notes due 2030 (the “2030 Notes”). The total proceeds from the issuance of the 2030 Notes, net of debt issuance costs, were approximately $2.72 billion.

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

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10-K/A:
(a) Financial Statements
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K/A.
(b) Financial Statement Schedules
All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.
(c) Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K/A, or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Share Purchase Agreement, dated November 9, 2021, by and among DoorDash, Inc., Wolt Enterprises Oy, the Sellers and Mikko Kuusi, as the Securityholder Representative.	S-4	333-261844	2.1	December 22, 2021
2.2	Amendment to the Share Purchase Agreement, dated as of April 9, 2022, by and among DoorDash, Inc., Wolt Enterprises Oy and Mikko Kuusi, as the Securityholder Representative.	8-K	001-39759	2.1	April 14, 2022
2.3	Recommended Final Cash Acquisition of Deliveroo plc by DoorDash, Inc., dated May 6, 2025.	8-K	001-39759	2.1	May 6, 2025
2.4	Co-operation Agreement, dated May 6, 2025, between DoorDash, Inc. and Deliveroo plc.	8-K	001-39759	2.2	May 6, 2025
2.5	Form of Deed of Director Irrevocable Undertaking.	8-K	001-39759	2.3	May 6, 2025
2.6	Deed of Irrevocable Undertaking, dated as of May 5, 2025, by and between the Company and Greenoaks Capital Opportunities Fund, L.P.	8-K	001-39759	2.4	May 6, 2025
2.7	Deed of Irrevocable Undertaking, dated as of May 6, 2025, by and between the Company and DST Managers V Limited.	8-K	001-39759	2.5	May 6, 2025
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K	001-39759	3.1	March 5, 2021
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the registrant.	10-Q	001-39759	3.2	August 6, 2025
3.3	Certificate of Change of Registered Agent.	10-K	001-39759	3.2	February 27, 2023
3.4	Amended and Restated Bylaws of the registrant.	10-K	001-39759	3.3	February 27, 2023
4.1	Form of Class A common stock certificate of the registrant.	S-1	333-250056	4.1	November 13, 2020
4.2	Seventh Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of June 17, 2020.	S-1	333-250056	4.2	November 13, 2020
4.3	Description of Capital Stock.	10-K	001-39759	4.3	February 18, 2026
4.4	Indenture, dated as of May 30, 2025, between DoorDash, Inc. and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-39759	4.1	June 2, 2025
4.5	Form of 0% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.4).	8-K	001-39759	4.2	June 2, 2025
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1	333-250056	10.1	November 13, 2020

10.2+	DoorDash, Inc. 2020 Equity Incentive Plan and related form agreements.	10-K	001-39759	10.2	February 20, 2024
10.3+	DoorDash, Inc. 2020 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-250056	10.3	November 30, 2020
10.4+	DoorDash, Inc. 2022 Inducement Equity Incentive Plan and related form agreements.	10-K	001-39759	10.4	February 20, 2024
10.5+	DoorDash, Inc. 2014 Stock Plan, as amended, and related form agreements.	S-1	333-250056	10.4	November 13, 2020
10.6+	Executive Change in Control and Severance Plan.	8-K	001-39759	10.1	February 1, 2024
10.7+	Executive Incentive Compensation Plan.	S-1	333-250056	10.6	November 13, 2020
10.8+	Outside Director Compensation and Equity Ownership Policy.	10-K	001-39759	10.8	February 18, 2026
10.9+	Confirmatory Employment Letter between the registrant and Tony Xu, dated as of October 23, 2020.	S-1/A	333-250056	10.8	November 30, 2020
10.10+	Confirmatory Employment Letter between the registrant and Prabir Adarkar, dated as of October 23, 2020.	S-1/A	333-250056	10.10	November 30, 2020
10.11+	Confirmatory Employment Letter between the registrant and Keith Yandell, dated as of October 23, 2020.	S-1/A	333-250056	10.11	November 30, 2020
10.12+	Employment Letter between the registrant and Tia Sherringham, dated as of May 3, 2022.	10-Q	001-39759	10.1	May 6, 2022
10.13+	Confirmatory Employment Letter between the registrant and Ravi Inukonda, dated as of April 27, 2023.	10-Q	001-39759	10.1	May 5, 2023
10.14+	DoorDash, Inc. 2014 Stock Plan Restricted Unit Agreement between the registrant and Tony Xu, dated as of November 24, 2020.	S-1/A	333-250056	10.14	November 30, 2020
10.15	Form of Exchange Agreement among the registrant, each of Tony Xu, Andy Fang, and Stanley Tang, and certain related entities.	S-1	333-250056	10.15	November 13, 2020
10.16	Form of Equity Exchange Right Agreement between the registrant and each of Tony Xu, Andy Fang, and Stanley Tang.	S-1	333-250056	10.16	November 13, 2020
10.17	Amended and Restated Revolving Credit and Guaranty Agreement among the registrant, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. as administrative agent, dated as of August 7, 2020.	S-1	333-250056	10.17	November 13, 2020
10.18	Amendment Agreement, dated as of October 31, 2022, relating to the Amended and Restated Revolving Credit and Guaranty Agreement among the registrant, the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of August 7, 2022.	10-K	001-39759	10.18	February 20, 2024
10.19	Amendment Agreement, dated as of April 26, 2024, by and among the registrant, the guarantors party thereto, the lenders party thereto, the issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-39759	10.1	May 1, 2024
10.20	Office Lease between the registrant and Kilroy Realty 303, LLC, dated as of October 18, 2018, as amended on July 30, 2019.	S-1	333-250056	10.19	November 13, 2020
10.21	Form of Convertible Note Hedge Confirmation between DoorDash, Inc. and each Option Counterparty.	8-K	001-39759	10.1	June 2, 2025
10.22	Form of Warrant Confirmation between DoorDash, Inc. and each Option Counterparty.	8-K	001-39759	10.2	June 2, 2025
19.1	Insider Trading Policy.	10-K	001-39759	19.1	February 18, 2026
21.1	List of subsidiaries of the registrant.	10-K	001-39759	21.1	February 18, 2026
23.1	Consent of KPMG LLP, independent registered public accounting firm.	10-K	001-39759	23.1	February 18, 2026
24.1	Power of Attorney (included in signature pages of the Original 10-K).	10-K	001-39759	24.1	February 18, 2026
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39759	31.1	February 18, 2026

31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	001-39759	31.2	February 18, 2026
31.3
Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4
Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	001-39759	32.1	February 18, 2026
32.2*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.	10-K	001-39759	97.1	February 20, 2024
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2025 has been formatted in Inline XBRL.
_______________
+ Indicates management contract or compensatory plan.
* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K/A are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of DoorDash, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOORDASH, INC.

Date: May 6, 2026	By:	/s/ Ravi Inukonda
Ravi Inukonda
Chief Financial Officer