Form 10-Q
period 2026-03-31
DoorDash, Inc.
filed 2026-05-06
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The registrant had outstanding 411,336,610 shares of Class A common stock, 24,382,112 shares of Class B common stock, and no shares of Class C common stock as of April 30, 2026.

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
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-
1 In this report, “Dashers” generally refers to the independent contractors that use our Marketplaces. In certain geographies, Dashers may be known locally as riders, courier partners, or similar. Dashers may also refer to employees or independent contractors of third-party service providers or employees of the local DoorDash entity, and with respect to those engaged as employees, we may not be subject to the full range of risks described in this Quarterly Report on Form 10-Q that may be applicable in the context of independent contractors.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2025	March 31, 2026

Assets
Current assets:
Cash and cash equivalents	$4,378	$4,575
Restricted cash	273	300
Short-term investments	1,128	958
Funds held at payment processors	587	605
Accounts receivable, net	1,108	1,034
Prepaid expenses and other current assets	1,169	1,120
Total current assets	8,643	8,592
Long-term investments	837	849
Operating lease right-of-use assets	437	437
Property and equipment, net	1,067	1,142
Intangible assets, net	2,260	2,118
Goodwill	5,519	5,499
Other assets	896	1,074
Total assets	$19,659	$19,711
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$397	$268
Operating lease liabilities	105	105
Accrued expenses and other current liabilities	5,645	5,653
Total current liabilities	6,147	6,026
Operating lease liabilities	461	457
Convertible notes, net	2,724	2,725
Other liabilities	281	293
Total liabilities	9,613	9,501
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	13	12
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2025 and March 31, 2026, 409,657 and 411,551 Class A shares issued and outstanding as of December 31, 2025 and March 31, 2026, respectively; 200,000 Class B shares authorized as of December 31, 2025 and March 31, 2026, 24,590 and 24,404 Class B shares issued and outstanding as of December 31, 2025 and March 31, 2026, respectively; 2,000,000 Class C shares authorized as of December 31, 2025 and March 31, 2026, zero Class C shares issued and outstanding as of December 31, 2025 and March 31, 2026	—	—
Additional paid-in capital	14,092	14,379
Accumulated other comprehensive income	261	117
Accumulated deficit	(4,320)	(4,298)
Total stockholders’ equity	10,033	10,198
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$19,659	$19,711
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2026

Revenue	$3,032	$4,036
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,500	1,992
Sales and marketing	586	746
Research and development	306	398
General and administrative	332	432
Depreciation and amortization	152	269
Restructuring charges	1	48
Total costs and expenses	2,877	3,885
Income from operations	155	151
Interest income, net	49	34
Other income (expense), net	(6)	6
Income before income taxes	198	191
Provision for income taxes	6	8
Net income including redeemable non-controlling interests	192	183
Less: net loss attributable to redeemable non-controlling interests	(1)	(1)
Net income attributable to DoorDash, Inc. common stockholders	$193	$184
Net income per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	$0.46	$0.42
Diluted	$0.44	$0.42
Weighted-average number of shares outstanding used to compute net income per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	421,422	435,429
Diluted	435,563	442,326
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2026

Net income including redeemable non-controlling interests	$192	$183
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	112	(138)
Change in unrealized gains and losses on marketable securities	2	(6)
Total other comprehensive income (loss)	114	(144)
Comprehensive income including redeemable non-controlling interests	306	39
Less: Comprehensive loss attributable to redeemable non-controlling interests	(1)	(1)
Comprehensive income attributable to DoorDash, Inc. common stockholders	$307	$40
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

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2025	$13	434,247	$—	$14,092	$(4,320)	$261	$10,033
Issuance of common stock upon settlement of restricted stock units	—	2,583	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	231	—	1	—	—	1
Stock-based compensation	—	—	—	286	—	—	286
Other comprehensive income (loss)	—	—	—	—	—	(144)	(144)
Repurchase and retirement of common stock	—	(1,106)	—	—	(162)	—	(162)
Net income (loss)	(1)	—	—	—	184	—	184
Balances as of March 31, 2026	$12	435,955	$—	$14,379	$(4,298)	$117	$10,198
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2026
Cash flows from operating activities
Net income including redeemable non-controlling interests	$192	$183
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	152	269
Stock-based compensation	235	231
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	26	35
Amortization of deferred contract costs	17	21
Office lease impairment expenses	7	—
Adjustments to non-marketable equity securities, including impairment, net	—	(7)
Other	1	15
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Funds held at payment processors	119	(20)
Accounts receivable, net	(53)	57
Prepaid expenses and other current assets	(35)	42
Other assets	(115)	(51)
Accounts payable	14	(123)
Accrued expenses and other current liabilities	94	(27)
Payments for operating lease liabilities	(28)	(37)
Other liabilities	9	6
Net cash provided by operating activities	635	594
Cash flows from investing activities
Purchases of property and equipment	(74)	(57)
Capitalized software and website development costs	(67)	(117)
Purchases of investments	(425)	(292)
Maturities of investments	433	445
Purchases of non-marketable investments	—	(55)
Acquisitions, net of cash acquired	(27)	(30)
Other investing activities	—	8
Net cash used in investing activities	(160)	(98)
Cash flows from financing activities
Proceeds from exercise of stock options	3	1
Repurchase of common stock	—	(162)
Payments of acquisition-related deferred cash consideration	—	(11)
Other financing activities	—	(1)
Net cash provided by (used in) financing activities	3	(173)
Foreign currency effect on cash and cash equivalents, and restricted cash and cash equivalents	15	(22)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	493	301
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	4,221	4,681
End of period	$4,714	$4,982
Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the consolidated balance sheets
Cash and cash equivalents	$4,500	$4,575
Restricted cash	202	300
Long-term restricted cash and cash equivalents included in other assets	12	107
Total cash and cash equivalents, and restricted cash and cash equivalents	$4,714	$4,982
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$51	$49
Stock-based compensation included in capitalized software and website development costs	$41	$55
Deferred cash consideration for acquisitions	$—	$67
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
These unaudited condensed consolidated interim financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. They should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of the results for a full year.
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
Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies from its Annual Report on Form 10-K for the year ended December 31, 2025.
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
Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended March 31,
	2025	2026

United States	$2,656	$3,104
International(1)	376	932
Total revenue	$3,032	$4,036
(1)No individual country outside the United States represented 10% or more of total consolidated revenue for the periods presented.
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily composed of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the three months ended March 31, 2026 was as follows (in millions):

Three Months Ended March 31, 2026
Beginning balance	$547
Addition to contract liabilities	1,187
Reduction of contract liabilities(1)(2)	(1,196)
Ending balance	$538
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
(2)Included in the beginning balance of contract liabilities was $328 million associated with unearned prepayments received by the Company, of which $187 million was recognized as revenue during the three months ended March 31, 2026. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.
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

	Three Months Ended March 31,
	2025	2026

Beginning balance	$157	$191
Addition to deferred contract costs	24	22
Amortization of deferred contract costs	(17)	(21)
Ending balance	$164	$192
Deferred contract costs, current	$67	$79
Deferred contract costs, non-current	97	113
Total deferred contract costs	$164	$192
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Three Months Ended March 31,
	2025	2026

Beginning balance	$22	$45
Current-period provision for expected credit losses	5	8
Write-offs charged against the allowance	(1)	(2)
Ending balance	$26	$51
4. Acquisitions
Deliveroo Acquisition

On October 2, 2025, the Company completed the acquisition of substantially all of the outstanding equity interests of Deliveroo plc (“Deliveroo”), which was accounted for under the acquisition method of accounting. The acquisition will strengthen the Company’s position as a leading global platform in local commerce by enhancing its capabilities to better serve consumers, merchants, and Dashers. The Company’s acquisition-related costs were $58 million and all costs were recorded as general and administrative expenses on the Company’s consolidated statements of operations during the period in which they were incurred. The acquisition date fair value of the consideration transferred for Deliveroo was $3,724 million, which consisted of the following (in millions):

Fair Value

Consideration payable	$3,722
Stock-based compensation awards attributable to pre-combination services	2
Total purchase consideration	$3,724
As of March 31, 2026, the Company had settled the consideration payable. In connection with the acquisition, substantially all of the outstanding and unvested equity awards of Deliveroo were replaced with DoorDash RSUs. The acquisition date fair value of the replacement equity awards was $80 million, of which $2 million is included in the purchase consideration.
The total purchase consideration of the Deliveroo acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The Company recorded $1,981 million of goodwill, which represents the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to the assembled workforce and anticipated synergies from the potential future growth of the Company’s and Deliveroo’s platforms and the expected strategic advantages from combining the Company’s and Deliveroo’s geographical footprint and operations. The goodwill recorded in connection with the acquisition of Deliveroo is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimates, judgments and assumptions, and are considered preliminary and subject to change within the measurement period, including potential adjustments primarily related to tax reserves, other accrued liabilities and other working capital accounts, as additional information is received. The Company expects to finalize the allocation of the purchase price as soon as practicable, but no later than one year from the acquisition date when the measurement period ends.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date (in millions):

October 2, 2025

Current assets	$1,222
Intangible assets	1,498
Goodwill	1,981
Other non-current assets	110
Current liabilities	(800)
Contingent liabilities	(102)
Deferred tax liability	(152)
Other non-current liabilities	(33)
Total	$3,724
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
SevenRooms Acquisition
On June 13, 2025, the Company completed the acquisition of 100 percent of the outstanding equity interests of SevenRooms Inc. (“SevenRooms”), which was accounted for under the acquisition method of accounting. The acquisition will enhance the Company's platform by equipping merchants with tools to manage reservations and tables, better connect with consumers through customer relationship management, and improve their marketing. The Company’s acquisition-related costs were $13 million and all costs were recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations during the period in which they were incurred. The acquisition date fair value of the consideration transferred for SevenRooms was $1,152 million, which consisted of the following (in millions):

Fair Value

Cash	$902
Deferred cash consideration	250
Total consideration	$1,152

As of March 31, 2026, the Company had settled $209 million in deferred cash consideration, with $41 million remaining to be settled in future periods. For certain SevenRooms employees, a portion of their total consideration was held back subject to revesting. A total of $38 million of these employees’ holdback was included as part of the deferred cash consideration and the remaining $56 million represents compensation for post-combination services to be recognized over the service period.

The total purchase consideration of the SevenRooms acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The Company recorded $890 million of goodwill which represents the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to the assembled workforce of SevenRooms and anticipated synergies arising from potential future growth and an enhanced platform to help merchants serve their customers across all channels. The goodwill recorded in connection with the acquisition of SevenRooms is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimates, judgments and assumptions, and are considered preliminary pending finalization of the valuation analyses pertaining to assets acquired and liabilities assumed, which primarily relate to working capital accounts. The Company expects to finalize the allocation of the purchase price as soon as practicable, but no later than one year from the acquisition date when the measurement period ends.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date (in millions):

June 13, 2025

Current assets	$24
Intangible assets	365
Goodwill	890
Other non-current assets	2
Current liabilities	(106)
Deferred tax liability, net	(23)
Total	$1,152

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

As of March 31, 2026, the Company had settled $14 million in deferred cash consideration, with $15 million remaining to be settled in future periods. For certain Symbiosys employees, a portion of their total consideration was restricted subject to vesting over various service periods. A total of $14 million of these employees’ consideration was included as part of the deferred cash consideration and the remaining $53 million represents compensation for post-combination services to be recognized over their respective service periods.

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

Other Acquisitions
During the three months ended March 31, 2026, the Company acquired a company, which was accounted for under the acquisition method of accounting. The total purchase consideration was approximately $45 million, which was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the acquisition date. The intangible asset acquired was composed of developed technology. Additionally, the Company recorded $34 million of goodwill, which represented the excess of the purchase price over the net assets acquired.
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
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the three months ended March 31, 2026 were as follows (in millions):

Total

Balance as of December 31, 2025	$5,519
Goodwill measurement period adjustment	35
Acquisition	34
Effects of foreign currency translation	(89)
Balance as of March 31, 2026	$5,499
Intangible assets, net consisted of the following as of December 31, 2025 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	3.1	$622	$(222)	$400
Merchant relationships	9.3	854	(122)	732
Rider relationships	1.8	14	(2)	12
Customer relationships	6.5	798	(169)	629
Trade name and trademarks	8.4	602	(119)	483
Assembled workforce in asset acquisitions	1.3	10	(6)	4
Balance as of December 31, 2025		$2,900	$(640)	$2,260
Intangible assets, net consisted of the following as of March 31, 2026 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	2.9	$621	$(260)	$361
Merchant relationships	9.1	837	(140)	697
Rider relationships	1.5	13	(3)	10
Customer relationships	6.3	787	(198)	589
Trade name and trademarks	8.2	590	(132)	458
Assembled workforce in asset acquisitions	1.1	10	(7)	3
Balance as of March 31, 2026		$2,858	$(740)	$2,118
Amortization expense associated with intangible assets was $31 million and $114 million for the three months ended March 31, 2025 and 2026, respectively.
The estimated future amortization expense of intangible assets as of March 31, 2026 is as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2026	$339
2027	420
2028	312
2029	263
2030	171
Thereafter	613
Total estimated future amortization expense	$2,118

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

	March 31, 2026
	Level 1	Level 2	Level 3	Total

Cash equivalents(1)
Money market funds	$2,873	$—	$—	$2,873
Certificates of deposit		2	—	2
Short-term investments
Certificates of deposit	—	30	—	30
Commercial paper	—	29	—	29
Corporate bonds	—	470	—	470
U.S. government agency securities	—	30	—	30
U.S. Treasury securities	—	341	—	341
Mutual funds	58	—	—	58
Long-term investments
Corporate bonds	—	488	—	488
U.S. government agency securities	—	91	—	91
U.S. Treasury securities	—	270	—	270
Other assets
Money market funds(2)	80	—	—	80
Non-marketable investment	—	—	38	38
Total	$3,011	$1,751	$38	$4,800
(1)Cash equivalents included $2 million of time deposits which are not subject to recurring fair value measurements.
(2)Other assets included $80 million of money market funds held in trust accounts pursuant to certain insurance policies, which were recorded as long-term restricted cash equivalents.

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
In December 2025, the Company purchased €31 million (approximately $37 million) principal amount of convertible notes issued by a private company in which the Company has a pre-existing equity investment. The convertible notes investment is accounted for at fair value with changes in fair value recorded in earnings through other income (expense), net in the condensed consolidated statements of operations, under the fair value option available for financial instruments. The Company elected the fair value option to account for the convertible notes because the Company believes it accurately reflects the value of the convertible notes and embedded features in the financial statements.
As of March 31, 2026, the fair value of the non-marketable investment in convertible notes of the private company was approximately $38 million and was included in other assets on the condensed consolidated balance sheet. The fair value was estimated using a probability weighted discounted cash flow methodology based on unobservable inputs (Level 3 on the fair value hierarchy) which reflect the best information available, including transaction pricing and market participant assumptions.

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
During the three months ended March 31, 2026, the Company made investments in non-marketable equity securities of $55 million. There were no investments in non-marketable equity securities during the three months ended March 31, 2025. In the three months ended March 31, 2025 and 2026, the Company did not record any material upward or downward adjustments or impairments on its non-marketable equity securities.
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2025 and March 31, 2026, including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other income (expense), net in the condensed consolidated statements of operations during the period in which they were incurred (in millions):

	December 31, 2025	March 31, 2026
Initial cost basis	$460	$514
Upward adjustments	24	24
Downward adjustments (including impairment)	(415)	(415)
Total carrying value at the end of reporting period	$69	$123

7. Balance Sheet Components
Cash Equivalents and Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and investments (in millions):

	December 31, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$1,905	$—	$—	$1,905
U.S. Treasury securities	1	—	—	1
Time deposits	26	—	—	26
Short-term investments
Certificates of deposit	25	—	—	25
Commercial paper	32	—	—	32
Corporate bonds	469	1	—	470
U.S. government agency securities	30	—	—	30
U.S. Treasury securities	360	1	—	361
Mutual funds	57	2	—	59
Time deposits	151	—	—	151
Long-term investments
Corporate bonds	463	1	—	464
U.S. government agency securities	91	—	—	91
U.S. Treasury securities	281	1	—	282
Total	$3,891	$6	$—	$3,897

	March 31, 2026
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$2,873	$—	$—	$2,873
Certificates of deposit	2	—	—	2
Time deposits	2	—	—	2
Short-term investments
Certificates of deposit	30	—	—	30
Commercial paper	29	—	—	29
Corporate bonds	470	—	—	470
U.S. government agency securities	30	—	—	30
U.S. Treasury securities	341	—	—	341
Mutual funds	56	2	—	58
Long-term investments
Corporate bonds	490	—	(2)	488
U.S. government agency securities	91	—	—	91
U.S. Treasury securities	270	1	(1)	270
Total	$4,684	$3	$(3)	$4,684
For investments with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2025, and March 31, 2026.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	December 31, 2025	March 31, 2026

Prepaid expenses	$414	$413
Deferred contract costs	79	79
Other receivable	279	203
Other current assets	397	425
Total	$1,169	$1,120
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2025	March 31, 2026

Equipment for merchants	$235	$243
Computer equipment and software	126	132
Capitalized software and website development costs	1,895	2,071
Leasehold improvements	268	273
Office and other equipment	149	159
Construction in progress	48	59
Total	2,721	2,937
Less: Accumulated depreciation and amortization	(1,654)	(1,795)
Property and equipment, net	$1,067	$1,142
Depreciation expenses were $34 million and $43 million for the three months ended March 31, 2025 and 2026, respectively.
The Company capitalized $114 million and $176 million in capitalized software and website development costs during the three months ended March 31, 2025 and 2026, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $87 million and $112 million for the three months ended March 31, 2025 and 2026, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2025	March 31, 2026

Dasher and merchant payable	$1,703	$1,750
Insurance reserves	1,114	1,088
Sales tax payable and accrued sales and indirect taxes	589	591
Contract liabilities	547	538
Accrued operations related expenses	502	470
Accrued compensation and benefits	282	342
Litigation reserves	263	284
Accrued advertising	170	168
Other	475	422
Total	$5,645	$5,653

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

Upon conversion of any 2030 Notes, the conversion value will be paid in cash up to at least the principal amount of the 2030 Notes being converted. Any amount of the conversion value in excess of the principal portion of such 2030 Notes may be settled in cash or shares of the Company’s Class A common stock, or a combination thereof, at the Company’s option. The 2030 Notes are convertible at an initial conversion rate of 3.425 shares of the Company's Class A common stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately $291.97 per share of the Company's Class A common stock. The conversion rate may be subject to certain anti-dilution adjustments and/or a make-whole adjustment upon the occurrence of specified events set forth in the Indenture. As of March 31, 2026, there have been no changes to the initial conversion price of the 2030 Notes since the issuance date. Based on the closing price of the Company’s Class A common stock of $150.15 on the last trading day of the quarter, the if-converted value of the 2030 Notes did not exceed the principal value of the 2030 Notes as of March 31, 2026.

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

As of March 31, 2026, none of the conditions described in the paragraphs above relating to convertibility or mandatory redemption were met. Therefore, the 2030 Notes are classified as long-term debt.

The net carrying value, net of the 2030 Notes consisted of the following as of March 31, 2026 (in millions):

March 31, 2026
Principal	$2,750
Less: debt issuance costs, net of amortization	(25)
Carrying value, net	$2,725

The effective interest rate of the 2030 Notes is 0.22% per annum. The fair value of the 2030 Notes was $2.5 billion as of March 31, 2026 and was determined based on the quote price in markets that are not active, which is considered a Level 2 valuation input.

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

The Company is currently the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay models, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers' compensation insurance, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, the Company has recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2026. The results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on the Company's business, financial condition, and results of operations.
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
The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications was recorded as of December 31, 2025 and March 31, 2026.
Insurance Collateral
The Company is required to maintain collateral in connection with certain insurance policies, which can be held in a combination of cash, surety bonds, and letters of credit. As of March 31, 2026, the Company had $582 million of collateral outstanding in the form of surety bonds and letters of credit in connection with the insurance collateral requirement.
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
As of December 31, 2025 and March 31, 2026, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2025 and March 31, 2026, no revolving loans were outstanding under the credit facility.

In addition to the letters of credit maintained in connection with the insurance collateral requirement, the Company also maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2025 and March 31, 2026, the Company had $106 million and $91 million of issued letters of credit outstanding, respectively, of which $61 million and $42 million, respectively, were issued from the revolving credit and guaranty agreement.
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
10. Common Stock
Share Repurchase Program
In February 2025, the Company announced the authorization of a share repurchase program for the repurchase of shares of its Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that was previously announced by the Company in February 2024. During the three months ended March 31, 2026, the Company repurchased 1.1 million shares of its Class A common stock at a weighted-average price of $146.93 per share for a total amount of $162 million. The shares were retired immediately upon repurchase.
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
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested restricted stock as of December 31, 2025	74
Granted	—	$—
Vested	(46)	$76.91
Forfeited	—	$—
Unvested restricted stock as of March 31, 2026	28

Stock Award Activities
A summary of stock option activity under the 2014 Equity Incentive Plan, 2020 Equity Incentive Plan, and 2022 Inducement Equity Incentive Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2025	2,411	$6.70	2.37	$530
Granted	—	$—
Exercised	(231)	$3.70		$45
Cancelled and forfeited	(1)	$13.60
Balance as of March 31, 2026	2,179	$7.02	2.23	$312
Exercisable as of March 31, 2026	2,158	$7.05	2.24	$309
Vested and expected to vest as of March 31, 2026	2,179	$7.02	2.23	$312
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2025 and 2026 was $134 million and $45 million, respectively. There were no stock options granted during the three months ended March 31, 2025 and 2026.
A summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested RSUs as of December 31, 2025	23,961		$5,427
Granted	675	$178.34
Vested	(2)	$124.33
Vested and settled	(2,555)	$116.73
Forfeited	(640)	$164.19
Unvested RSUs as of March 31, 2026	21,439		$3,219
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the three months ended March 31, 2025 and 2026 was $194.57 and $178.34, respectively.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2025	2026

Cost of revenue, exclusive of depreciation and amortization	$33	$35
Sales and marketing	26	23
Research and development	116	113
General and administrative	60	57
Restructuring charges	—	3
Total stock-based compensation expense	$235	$231
In November 2020, the Company’s board of directors approved the grant of 10,379,000 performance-based RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”), of which 9,341,100 remain eligible to vest as of March 31, 2026. The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of March 31, 2026, there was no remaining unrecognized stock-based compensation expense related to the CEO Performance Award.
As of March 31, 2026, there was $1.6 billion of unrecognized stock-based compensation expense related to unvested restricted stock and RSUs. The Company expects to recognize this expense over the remaining weighted-average period of 2.34 years.
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
The Company recorded a $6 million and $8 million provision for income taxes for the three months ended March 31, 2025 and 2026, respectively. The provision for income taxes for the three months ended March 31, 2025 was primarily attributable to pre-tax book income in the U.S. resulting in federal and state income taxes, offset by losses generated in non-U.S. jurisdictions for which a tax benefit can be realized. The provision for income taxes for the three months ended March 31, 2026 was primarily attributable to pre-tax book income resulting in state and foreign income taxes.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of March 31, 2026, the Company maintains a full valuation allowance on its net deferred tax assets except for certain foreign jurisdictions.
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
12. Net Income per Share Attributable to DoorDash, Inc. Common Stockholders
The Company computes net income per share attributable to DoorDash, Inc. common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights.

Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses. The computations of diluted net income per share of Class A common stock for the three months ended March 31, 2025 and 2026 do not assume the conversion of Class B common stock to Class A common stock because including such shares would have an anti-dilutive effect.
The following table sets forth the calculation of basic and diluted net income per share attributable to DoorDash, Inc. common stockholders during the periods presented (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended March 31,
	2025		2026
	Class A	Class B	Class A	Class B

Basic net income per share
Numerator
Net income including redeemable non-controlling interests	180	12	173	10
Less: Net loss attributable to redeemable non-controlling interests	(1)	—	(1)	—
Net income attributable to DoorDash, Inc. common stockholders	181	12	174	10
Denominator
Weighted-average number of shares outstanding used to compute basic net income per share attributable to DoorDash, Inc. common stockholders	395,951	25,471	410,961	24,468
Basic net income per share attributable to DoorDash, Inc. common stockholders	$0.46	$0.46	$0.42	$0.42

	Three Months Ended March 31,
	2025		2026
	Class A	Class B	Class A	Class B

Diluted net income per share
Numerator
Net income attributable to DoorDash, Inc. common stockholders	181	12	174	10
Denominator
Weighted-average number of shares outstanding used to compute basic net income per share attributable to DoorDash, Inc. common stockholders	395,951	25,471	410,961	24,468
Weighted-average effect of potentially dilutive securities	14,141	—	6,897	—
Weighted-average number of shares outstanding used to compute diluted net income per share attributable to DoorDash, Inc. common stockholders	410,092	25,471	417,858	24,468
Diluted net income per share attributable to DoorDash, Inc. common stockholders	$0.44	$0.44	$0.42	$0.42
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share because including such shares would have an anti-dilutive effect, or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	Three Months Ended March 31,
	2025	2026
Unvested restricted stock and restricted stock units	10,588	11,531
Escrow shares	72	72
Convertible notes	—	9,419
Warrants related to the issuance of convertible notes	—	9,419
Total	10,660	30,441
13. Restructuring
During the three months ended March 31, 2026, the Company initiated certain restructuring activities, including the announced exit of operations in certain countries. These decisions reflected the Company’s continued focus on the geographies where the Company believes it can offer the best products and build for long-term success. Exiting operations in these countries was substantially completed as of March 31, 2026.

For the three months ended March 31, 2026, the Company recorded $48 million in restructuring charges in connection with the restructuring activities, consisting of employee termination costs, and other costs related to the closure of operations in certain countries. These expenses are included in restructuring charges in the Company’s condensed consolidated statements of operations, and unpaid amounts are included in accrued expenses and other current liabilities on its condensed consolidated balance sheets. The Company expects that most cash payments and expenses related to the restructuring activities will be substantially completed by the end of 2026.

The following table summarizes the components of, and changes in, the accrued restructuring charges for the three months ended March 31, 2026 (in millions):

	Employee termination costs	Other related costs	Total
Balance as of January 1, 2026	$—	$—	$—
Restructuring charges incurred during the quarter	33	15	48
Cash payments	(7)	(5)	(12)
Non-cash adjustments	(3)	(7)	(10)
Balance as of March 31, 2026	$23	$3	$26

For the three months ended March 31, 2025, there were $1 million in restructuring charges from certain restructuring activities. As of March 31, 2025, the liabilities related to these restructuring activities were immaterial.
14. Segment Reporting
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

	Three Months Ended March 31,
	2025	2026

Revenue	$3,032	$4,036
Less:
Depreciation and amortization	152	269
Stock-based compensation	235	231
Cost of revenue*	1,467	1,957
Sales and marketing*	560	723
Research and development*	190	285
General and administrative*	272	375
Restructuring charges*	1	45
Total costs and expenses	2,877	3,885
Income from operations	155	151
Interest income, net	49	34
Other income (expense), net	(6)	6
Income before income taxes	198	191
Provision for income taxes	6	8
Net income including redeemable non-controlling interests	192	183
Net loss attributable to redeemable non-controlling interests	(1)	(1)
Net income (loss) attributable to DoorDash, Inc. common stockholders	$193	$184
*Exclusive of stock-based compensation and depreciation and amortization shown separately.
15. Subsequent Events
In April 2026, the Company repurchased an additional 283 thousand shares of its Class A common stock at a weighted average price of $149.09 per share for a total amount of approximately $43 million. The shares were retired immediately upon repurchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion contains forward-looking statements that are based on current plans, expectations, and beliefs that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those identified below and those discussed in the section titled “Risk Factors” and other sections of this Quarterly Report on Form 10-Q. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Financial and Operational Highlights
We use the below financial and operational metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic decisions. As we grow our business and expand our offerings, our success and the financial performance of our business will be dependent upon many factors. These factors include, but are not limited to, those highlighted in this Quarterly Report on Form 10-Q, as well as the success of our growth strategies and the timing and size of investments and expenditures that we choose to undertake, such as our recent and continued

investment in our non-U.S. operations, in our global technology platform, and to increase system capacity for Dashers and in support of longer distance and higher effort deliveries. Certain of these and other factors may not be within our control.

	Three Months Ended March 31,
(in millions, except percentages)	2025	2026

Total Orders	732	933
Total Orders Y/Y growth	18%	27%
Marketplace GOV	$23,076	$31,604
Marketplace GOV Y/Y growth	20%	37%
Revenue	$3,032	$4,036
Revenue Y/Y growth	21%	33%
Net Revenue Margin	13.1%	12.8%
GAAP gross profit	$1,478	$1,944
GAAP gross profit as a % of Marketplace GOV	6.4%	6.2%
Contribution Profit(1)	$1,020	$1,380
Contribution Profit as a % of Marketplace GOV	4.4%	4.4%
GAAP net income attributable to DoorDash, Inc. common stockholders	$193	$184
GAAP net income attributable to DoorDash, Inc. common stockholders as a % of Marketplace GOV	0.8%	0.6%
Adjusted EBITDA(1)	$590	$754
Adjusted EBITDA as a % of Marketplace GOV	2.6%	2.4%
Weighted-average diluted shares outstanding	436	442
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
In the first quarter of 2026, Total Orders increased to 933 million, or 27% growth compared to the same quarter of 2025. The increase in Total Orders was driven primarily by growth in the number of consumers and the acquisition of Deliveroo plc ("Deliveroo").
Marketplace GOV. We define Marketplace GOV as the total dollar value of orders completed on our Marketplaces, including taxes, tips2, and any applicable consumer fees, including membership fees related to DashPass, Wolt+, and Deliveroo Plus. Marketplace GOV does not include the dollar value of orders, taxes and tips, or fees charged to merchants for orders fulfilled through our Commerce Platform.
In the first quarter of 2026, Marketplace GOV increased to $31.6 billion, or 37% growth compared to the same quarter of 2025, driven primarily by growth in Total Orders.
Net Revenue Margin. We define Net Revenue Margin as revenue expressed as a percentage of Marketplace GOV.
In the first quarter of 2026, Net Revenue Margin decreased to 12.8% from 13.1% in the same quarter of 2025, primarily due to decreases in fees charged to consumers as a percentage of Marketplace GOV and the acquisition of Deliveroo, partially offset by increased contribution from advertising revenue, as well as reductions in credits and refunds, each as a percentage of Marketplace GOV.
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
In the first quarter of 2026, Contribution Profit increased to $1.4 billion, compared to $1.0 billion in the same quarter of 2025, driven primarily by growth in revenue, partially offset by increases in cost of revenue and sales and marketing expenses.
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
In the first quarter of 2026, Adjusted EBITDA increased to $754 million from $590 million in the same quarter of 2025, driven primarily by growth in Contribution Profit, partially offset by increases in adjusted research and development expense and adjusted general and administrative expense.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
In the first quarter of 2026, we generated net cash provided by operating activities of $594 million and Free Cash Flow of $420 million, down from $635 million and $494 million, respectively, in the same quarter of 2025. Among other factors, Free Cash Flow in the first quarter of 2026 was negatively impacted by timing of working capital.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended March 31,
(in millions)	2025	2026

Revenue	$3,032	$4,036
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,500	1,992
Sales and marketing	586	746
Research and development	306	398
General and administrative	332	432
Depreciation and amortization(2)	152	269
Restructuring charges	1	48
Total costs and expenses	2,877	3,885
Income from operations	155	151
Interest income, net	49	34
Other income (expense), net	(6)	6
Income before income taxes	198	191
Provision for income taxes	6	8
Net income including redeemable non-controlling interests	192	183
Less: net loss attributable to redeemable non-controlling interests	(1)	(1)
Net income attributable to DoorDash, Inc. common stockholders	$193	$184
(1)Costs and expenses included stock-based compensation expense as follows:

	Three Months Ended March 31,
(in millions)	2025	2026

Cost of revenue, exclusive of depreciation and amortization	$33	$35
Sales and marketing	26	23
Research and development	116	113
General and administrative	60	57
Restructuring charges	—	3
Total stock-based compensation expense	$235	$231
(2)Depreciation and amortization related to the following:

	Three Months Ended March 31,
(in millions)	2025	2026

Cost of revenue	$54	$100
Sales and marketing	28	80
Research and development	65	81
General and administrative	5	8
Total depreciation and amortization	$152	$269

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended March 31,
	2025	2026
Revenue	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	50%	49%
Sales and marketing	19%	18%
Research and development	10%	10%
General and administrative	11%	11%
Depreciation and amortization	5%	7%
Restructuring charges	—%	1%
Total costs and expenses	95%	96%
Income from operations	5%	4%
Interest income, net	2%	1%
Other income (expense), net	—%	—%
Income before income taxes	7%	5%
Provision for income taxes	—%	—%
Net income including redeemable non-controlling interests	7%	5%
Less: net loss attributable to redeemable non-controlling interests	—%	—%
Net income attributable to DoorDash, Inc. common stockholders	7%	5%
Comparison of the Three Months Ended March 31, 2025 and 2026
Revenue
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

	Three Months Ended March 31,
(in millions, except percentages)	2025	2026	% Change

Revenue	$3,032	$4,036	33%
Revenue increased by $1.0 billion, or 33%, during the first quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by a 37% increase in Marketplace GOV. During the first quarter of 2026, Marketplace GOV grew at a faster rate than revenue during the same period primarily due to decreases in fees charged to consumers as a percentage of Marketplace GOV and the acquisition of Deliveroo, partially offset by increased contribution from advertising revenue, as well as reductions in credits and refunds, each as a percentage of Marketplace GOV.
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

	Three Months Ended March 31,
(in millions, except percentages)	2025	2026	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,500	$1,992	33%
Cost of revenue, exclusive of depreciation and amortization, increased by $492 million, or 33%, for the first quarter of 2026, compared to the same quarter of 2025. The increase was primarily attributable to an increase of $313 million in order management costs and an increase of $117 million in platform costs, both driven primarily by growth in Total Orders.
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

	Three Months Ended March 31,
(in millions, except percentages)	2025	2026	% Change

Sales and marketing	$586	$746	27%
Sales and marketing expenses increased by $160 million, or 27%, for the first quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by an increase of $85 million in advertising expenses and an increase of $69 million in personnel-related compensation expenses.
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Three Months Ended March 31,
(in millions, except percentages)	2025	2026	% Change

Research and development	$306	$398	30%
Research and development expenses increased by $92 million, or 30%, for the first quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by an increase of $106 million in personnel-related compensation expenses and an increase of $38 million in third-party software expenses, partially offset by an increase in capitalized software and website development costs of $59 million.
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

	Three Months Ended March 31,
(in millions, except percentages)	2025	2026	% Change

General and administrative	$332	$432	30%
General and administrative expenses increased by $100 million, or 30%, for the first quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by an increase of $54 million in personnel-related compensation expenses and an increase of $33 million in legal, tax, and regulatory expenses.
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

	Three Months Ended March 31,
(in millions, except percentages)	2025	2026	% Change

Depreciation and amortization	$152	$269	77%
Depreciation and amortization expenses increased by $117 million, or 77%, for the first quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by an increase of $83 million in amortization expense for acquired intangible assets and an increase of $25 million in amortization expense related to capitalized software and website development costs.
Restructuring Charges
Restructuring charges primarily consist of employee termination costs and other costs related to the closures of operations in certain countries, in each case, associated with restructuring activities.

	Three Months Ended March 31,
(in millions, except percentages)	2025	2026	% Change

Restructuring charges	$1	$48	*
*Percentage not meaningful
Restructuring charges increased by $47 million for the first quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by employee termination costs and other costs related to the closure of operations in certain countries as part of restructuring activities announced in the first quarter of 2026.
Interest Income, Net
Interest income, net primarily consists of interest earned on our cash, cash equivalents, and investments, net of interest costs.

	Three Months Ended March 31,
(in millions, except percentages)	2025	2026	% Change

Interest income, net	$49	$34	(31)%
Interest income, net decreased by $15 million, or 31%, for the first quarter of 2026, compared to the same quarter of 2025. The decrease was primarily driven by decreases in investment balances and average interest rates.

Other Income (Expense), Net
Other income (expense), net primarily consists of adjustments to non-marketable equity securities, including impairment, as well as gains and losses from transactions denominated in a currency other than the functional currency.

	Three Months Ended March 31,
(in millions, except percentages)	2025	2026	% Change

Other income (expense), net	$(6)	$6	*
*Percentage not meaningful
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

	Three Months Ended March 31,
(in millions, except percentages)	2025	2026	% Change

Provision for income taxes	$6	$8	*
*Percentage not meaningful
The provision for income taxes for the first quarter of 2026 was primarily attributable to pre-tax book income resulting in state and foreign income tax expenses. The provision for income taxes for the same quarter of 2025 was primarily attributable to pre-tax book income in the U.S. resulting in federal and state income taxes, offset by losses generated in non-U.S. jurisdictions for which a tax benefit can be realized.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended March 31,
(in millions)	2025	2026

Cost of revenue, exclusive of depreciation and amortization	$1,500	$1,992
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(34)	(35)
Allocated overhead	(8)	(16)
Adjusted cost of revenue	$1,458	$1,941
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
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended March 31,
(in millions)	2025	2026

Sales and marketing	$586	$746
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(26)	(23)
Allocated overhead	(6)	(8)
Adjusted sales and marketing	$554	$715

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
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended March 31,
(in millions)	2025	2026

Research and development	$306	$398
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(116)	(113)
Allocated overhead	(6)	(8)
Adjusted research and development	$184	$277
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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended March 31,
(in millions)	2025	2026

General and administrative	$332	$432
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(61)	(57)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(29)	(45)
Transaction-related costs	(9)	(13)
Office lease impairment expenses	(7)	—
Allocated overhead from cost of revenue, sales and marketing, and research and development	20	32
Adjusted general and administrative	$246	$349
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
Gross profit is the most directly comparable financial measure to Contribution Profit. The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended March 31,
(in millions, except percentages)	2025	2026

Revenue	$3,032	$4,036
Less: Cost of revenue, exclusive of depreciation and amortization	(1,500)	(1,992)
Less: Depreciation and amortization related to cost of revenue	(54)	(100)
Gross profit	$1,478	$1,944
Gross Margin	48.7%	48.2%
Less: Sales and marketing	$(586)	$(746)
Add: Depreciation and amortization related to cost of revenue	54	100
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	60	58
Add: Allocated overhead included in cost of revenue and sales and marketing	14	24
Contribution Profit	$1,020	$1,380
Contribution Margin	33.6%	34.2%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended March 31,
(in millions, except percentages)	2025	2026

Gross profit	$1,478	$1,944
Add: Depreciation and amortization related to cost of revenue	54	100
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	34	35
Add: Allocated overhead included in cost of revenue	8	16
Adjusted Gross Profit	$1,574	$2,095
Adjusted Gross Margin	51.9%	51.9%
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
The following table provides a reconciliation of net income (loss) attributable to DoorDash, Inc. common stockholders to Adjusted EBITDA, and a reconciliation of net income (loss) including redeemable non-controlling interests to Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2025	2026

Net income attributable to DoorDash, Inc. common stockholders	$193	$184
Add: Net loss attributable to redeemable non-controlling interests	(1)	(1)
Net income including redeemable non-controlling interests	$192	$183
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	29	45
Transaction-related costs	9	13
Office lease impairment expenses	7	—
Restructuring charges	1	48
Provision for income taxes	6	8
Interest income, net	(49)	(34)
Other income (expense), net	6	(6)
Stock-based compensation expense and certain payroll tax expense(2)	237	228
Depreciation and amortization expense	152	269
Adjusted EBITDA	$590	$754
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
(2)Excludes stock-based compensation related to restructuring, which is included in restructuring charges in the table above.
Free Cash Flow
We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three Months Ended March 31,
(in millions)	2025	2026

Net cash provided by operating activities	$635	$594
Purchases of property and equipment	(74)	(57)
Capitalized software and website development costs	(67)	(117)
Free Cash Flow	$494	$420

Net cash used in investing activities	$(160)	$(98)
Net cash provided by (used in) financing activities	$3	$(173)
Credit Facility
On November 19, 2019, we entered into a revolving credit and guaranty agreement with certain lenders, which, as most recently amended and restated on April 26, 2024, provides for an $800 million unsecured revolving credit facility maturing on April 26, 2029, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $600 million. As of March 31, 2026, we were in compliance with the covenants under the revolving credit and guaranty agreement. As amended and restated, the credit agreement contains customary affirmative covenants, as well as customary negative covenants that restrict our ability and our subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, declare cash dividends or make certain other distributions, repurchase stock, merge or consolidate with other companies or sell substantially all of our and our subsidiaries' assets, taken as a whole, make investments and loans, and engage in certain transactions with affiliates. The Company must also maintain compliance with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the credit agreement. As of December 31, 2025 and March 31, 2026, no revolving loans were outstanding and $61 million and $42 million of letters of credit were issued under our revolving credit facility, respectively.
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity were cash, cash equivalents, and investments of $6.4 billion, which consisted of cash and cash equivalents of $4.6 billion, short-term investments of $958 million, and long-term investments of $849 million. Additionally, funds held at payment processors of $605 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds, U.S. Treasury securities, and time deposits. Investments consisted of certificates of deposit, commercial paper, corporate bonds, U.S. government agency securities, U.S. Treasury securities, and mutual funds.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $4.3 billion as of March 31, 2026. We have historically funded our operations from cash from operations as well as the issuance of equity securities, including in our initial public offering in December 2020. We have also completed debt financings, such as our past issuance of $2.75 billion aggregate principal amount of 0% Convertible Senior Notes due 2030 (the “2030 Notes”) in May 2025. We intend to use the net proceeds from the 2030 Notes for general corporate purposes. For additional information regarding the 2030 Notes, see Note 8 - "Convertible Notes, Net" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.
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
In February 2025, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that we previously announced in February 2024. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We have entered into, and may, from time to time, enter into, Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. We may or may not repurchase any portion of the total authorized amount, and the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of March 31, 2026, $4.8 billion remained available under the repurchase authorization.
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
The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in millions)	2025	2026

Net cash provided by operating activities	$635	$594
Net cash used in investing activities	(160)	(98)
Net cash provided by (used in) financing activities	3	(173)
Foreign currency effect on cash and cash equivalents, and restricted cash and cash equivalents	15	(22)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	$493	$301
Operating Activities
Cash provided by operating activities was $594 million for the first quarter of 2026. This consisted of net income including redeemable non-controlling interests of $183 million, adjusted for non-cash stock-based compensation expense of $231 million, non-cash depreciation and amortization expense of $269 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $35 million, amortization of deferred contract costs of $21 million, and other net non-cash expenses of $15 million, partially offset by $7 million of adjustments to non-marketable equity securities, including impairment, net, as well as $153 million net outflows from changes in operating assets and liabilities primarily driven by changes in accounts payable and other assets, partially offset by a decrease in accounts receivable, net.
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
Investing Activities
Cash used in investing activities was $98 million for the first quarter of 2026, which consisted of cash paid for acquisitions, net of cash acquired, of $30 million, purchases of investments of $292 million, purchases of property and equipment of $57 million, cash outflows for capitalized software and website development costs of $117 million, and purchases of non-marketable equity securities of $55 million, partially offset by proceeds from maturities and sales of marketable securities of $445 million and other investing activities of $8 million.
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
Financing Activities
Cash used in financing activities was $173 million for the first quarter of 2026, which primarily consisted of repurchases of our Class A common stock of $162 million and payments of acquisition-related deferred cash consideration of $11 million.
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
There have been no material changes to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Based on our investment portfolio balance as of March 31, 2026, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
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
The aggregate carrying value of our non-marketable equity investments was $123 million as of March 31, 2026. Adjustments or impairments are recorded in other income (expense), net in the condensed consolidated statements of operations and establish a new carrying value for the investment.
Foreign Currency Exchange Risk
Transaction Exposure
We transact business globally and have international revenue, as well as costs, denominated in multiple currencies, primarily the Euro, Pounds Sterling, Canadian dollars, Israeli shekel, and Australian dollars. This exposes us to the risk of fluctuations in foreign currency exchange rates. Accordingly, changes in exchange rates are reflected in reported income and loss from our international businesses included in our condensed consolidated statements of operations. A continued strengthening of the U.S. dollar would therefore reduce reported revenue and expenses from our international businesses included in our condensed consolidated statements of operations.
We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three months ended March 31, 2026. Based on our foreign currency exposures from monetary assets and liabilities as of March 31, 2026, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer (together, our “certifying officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our certifying officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.
Changes in Internal Control
We are in the process of integrating SevenRooms and Deliveroo into our overall internal control over financial reporting process. As a result of these integration activities, certain controls will be evaluated and may be changed. There were otherwise no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our certifying officers, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Regulatory and administrative investigations, audits, demands, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models and pay practices, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, we have recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2026. We are currently the subject of government investigations, audits, demands, and inquiries in other jurisdictions as well, and we may in the future settle, or record accruals with respect to, such matters. Further, the results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors.
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
If merchants on our platform cease operations, temporarily or permanently, or face financial distress or other business disruption, we may not be able to provide consumers with sufficient merchant selection, which may cause us to lose consumers or cause consumers to use our services less frequently. This risk is particularly pronounced with restaurants, as each year a significant percentage of restaurants go out of business, and in markets where we have fewer merchants. Similarly, if we are unsuccessful in attracting and retaining popular merchants, if merchants enter into exclusive arrangements with our competitors, if we fail to negotiate satisfactory terms with merchants, or if we ineffectively manage our relationships with merchants, our business, financial condition, and results of operations could be adversely affected. Our standard agreements with partner merchants generally remain in effect until terminated by us or partner merchants, and partner merchants may generally terminate such agreements by providing us at least 7 or 30 days' advance notice. Changes to our business and to our relationships with some of our constituencies may also impact our ability to attract and retain other constituencies. For example, the increased growth of our membership products, and how compelling these offerings are to consumers, depends in part on our ability to sign up eligible merchants to our membership products. Additionally, many of our consumers initially access our platform to take advantage of certain promotions, such as discounts and other reduced fees. We strive to demonstrate the value of our platform and offerings to such consumers, encouraging them to access our platform regularly or become a paid user of our membership products. However, these consumers may never convert to a paid version of our membership products or access our platform after they take advantage of our promotions. If we are not able to expand our consumer base, convert our consumers to regular paying consumers, or increase the spending of our current consumer base on our platform, demand for our full-price or paid services and our revenue may grow slower than expected or decline.
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
We have experienced and will likely continue to experience system interruptions, degradation, failures, and other events or conditions that interrupt the availability or reduce or affect the speed or functionality of our platform. These and similar events have resulted in losses in revenue in the past and in the future could result in significant losses of revenue, harm our brand and reputation, and adversely affect our ability to attract and retain merchants, consumers, and Dashers, including through users seeking other offerings during any periods of unavailability. Moreover, we have in the past voluntarily provided credits to consumers on our platform to compensate them for the inconvenience caused by a system failure or similar event, including for orders that are delivered late or orders that are cancelled by us or the merchant, and may voluntarily provide similar credits in the future. In addition, affected users could seek monetary recourse from us for their losses and such claims, even if unsuccessful, would likely be time-consuming and costly for us to address. Further, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. A prolonged interruption in the availability or reduction in the availability, speed, or other functionality of our platform could adversely affect our business and reputation and could result in the loss of users. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, or continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, reputation, financial condition, and results of operations would be adversely affected.
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
If we are unable to manage these risks effectively, our international operations may not be successful and we may determine to exit operations or discontinue certain products or services in certain geographies, which could adversely affect our business, financial condition, and results of operations. In addition, international expansion may subject our business to broader economic, political, and other international risks, including economic volatility, security risks, and geopolitical conflicts, and may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions, such as U.S. Office of Foreign Assets Control sanctions and similar European Union ("EU") sanctions. For example, our operations in jurisdictions that are in close proximity to Russia increase the difficulty in complying with trade and economic sanction regimes related to business with Russia.
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
Our reputation, brand, and ability to build trust with merchants, consumers, and Dashers may be adversely affected by complaints and negative publicity about us, our platform, merchants, and Dashers that utilize our platform or our competitors’ platforms, even if factually incorrect or based on isolated incidents. The effect of negative publicity could be exacerbated to the extent dissatisfaction with, or complaints concerning, us either originate or are rapidly disseminated via social media platforms and we are unable to stem, correct, or counter the messaging. Any such expressions of dissatisfaction or complaints, even if ultimately concluded to be unfounded or successfully resolved without direct adverse financial effects, could still harm our brand, reputation, and local network effects. Negative perception of our platform or company may result from a variety of circumstances, including:
•complaints or negative publicity about us, our business model, our platform, services, promotions, or items provided through our platform, including highly regulated products, Dashers, merchants, consumers, or our policies and guidelines or the application of such policies and guidelines, including with respect to Dasher pay and work authorization;
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
We incorporate artificial intelligence (“AI”) solutions into our platform, offerings, services, and features, and in support of internal business operations, and we expect these applications will become increasingly important in our operations over time. The procurement of third-party AI tools and the development of our own have required and are expected to continue requiring significant investment, and if, for the reasons described below and other reasons, we are unable to realize the benefits of this investment, our business, financial condition, and results of operations could be adversely affected. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, or otherwise leverage AI in a manner that adversely impacts our business, which could impair our ability to compete effectively and adversely affect our results of operations. For example, the use of AI agents and other emerging technologies may alter how consumers discover, access, and engage with our products and services. These technologies may, among other things, influence search results or the presentation of options in ways that could increase visibility for competing offerings or otherwise shape when and how consumers interact with our products and services. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, inappropriate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties or violations of other rights of third parties, we may be subject to legal claims or liability and our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to the use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and results of operations. AI also presents emerging ethical and regulatory issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the development of government regulation of AI and automated decision-making technology more generally, may require significant resources to continually develop, test, and maintain our platform, offerings, services, and features so that we can implement AI and automated decision-making technology in a manner that complies with applicable laws and regulations and ethically in order to minimize unintended, harmful impact. Increased regulation could also limit or impair our ability to develop and deploy AI technology within our platform that would otherwise be beneficial to us or merchants, consumers and Dashers.
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
While we maintain that Dashers that utilize our platform as independent contractors are properly classified as independent contractors, such Dashers may be reclassified as employees due to changes in the law or its interpretation. Depending on the jurisdiction and the extent of our operations in each such jurisdiction, a reclassification of such Dashers as employees could have an adverse effect that is material to our business, financial condition, and results of operations, including as a result of:
•civil and/or criminal liability arising from, or relating to, failure to withhold and remit taxes, unpaid wages and wage and hour laws and requirements (such as those pertaining to failure to pay minimum wage and overtime, or to provide required breaks and wage statements), expense reimbursement, statutory and punitive damages, penalties, including related to California's Labor Code Private Attorneys General Act (“PAGA”), and government fines;
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
With the breadth of our geographic scope, the classification of Dashers that utilize our platform as independent contractors has been and will likely continue to be subject to challenge in other jurisdictions. In particular, we are subject to local regulations and challenges in various jurisdictions related to the classification of Wolt courier partners and Deliveroo riders as independent contractors. For example, in February 2026, the Milan Public Prosecutor placed our operations in Italy under temporary judicial administration pending an investigation into Deliveroo’s rider pay practices. While we are cooperating fully with the Milan Public Prosecutor and believe our current pay model meets local requirements, we cannot predict the outcome of this or other similar actions or investigations that may take place in the future. In addition, other jurisdictions are considering changing the standards used to determine worker classification, which may impact the classification of Dashers using our platform. For example, the EU's Platform Work Directive, which entered into force in December 2024, requires EU member states to transpose its requirements to their national laws, including enacting new national laws for determining worker classification of platform workers, and may involve differing implementation by the various member states. Such EU-wide legislative reforms may adversely affect our ability to operate our current independent contractor model within the European Economic Area (the "EEA").
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
While U.S. federal net operating loss ("NOL") carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such NOL carryforwards is limited to 80% of our federal taxable income. Similarly, our state NOL carryforwards generated on or after January 1, 2018 generally are not subject to expiration and the utilization of such NOLs is generally limited to 80% of the state taxable income. Our non-U.S. NOL carryforwards have varying expiration dates and may be subject to limitation under the tax laws of those jurisdictions. In some non-U.S. jurisdictions, the utilization of NOL carryforwards is limited to a percentage of taxable income, which could restrict the amount of NOLs we are able to utilize in any particular period. Additionally, U.S. and non-U.S. jurisdictions may also impose limitations on the use of NOL and tax credit carryforwards following changes in ownership or changes in business operations.
Utilization of our NOL carryforwards depends on our future taxable income in the relevant jurisdictions, and there is a risk that some of our existing NOL carryforwards and tax credits in various jurisdictions could expire unused (to the extent subject to expiration) and be unavailable to offset future taxable income. Accordingly, our ability to use our NOL carryforwards and tax credits to offset future taxable income or income tax liabilities may be, or may become, subject to limitations, which could result in increased future tax liability to us.
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
As our business grows and evolves and our services are used in a greater number of geographies, we have become subject to a growing array of laws and regulations, which increase the complexity and compliance risk inherent in our business. For example, the EU has recently enacted, and is in the process of considering or enacting, various laws and regulations that govern digital services and AI, postal and other delivery carriers, and environmental sustainability obligations and disclosure requirements, which could affect our business. The impact of these new regulations, and similar regulatory outcomes at the national level, on the overall industry, business models, and our operations is uncertain. We may be required to enhance our disclosures and undertake certain changes to our products, services, fees and commissions structure, and operations, including hiring additional highly specialized personnel, as a result of these new requirements, which could subject us to increased administrative costs. While the EU has since begun to streamline legislation in areas such as digital policy, sustainability, and beyond, it is still too early to determine the extent to which these efforts will reduce administrative burdens, in particular as both the EU and certain countries are also considering additional legislation in these and other areas.
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

For example, in February 2025, Uber filed a lawsuit in California state court alleging that certain of our business practices are anticompetitive. In addition, competition authorities in some of the jurisdictions in which we operate have made queries regarding, or investigated, our pricing-related terms or other practices and, in certain jurisdictions, competition authorities and courts have issued decisions concerning our pricing-related terms or other practices. Any potential violations of competition laws could result in litigation, fines, restrictions on our operations, or divestitures of certain products or areas of our business, render applicable provisions or contracts unenforceable, divert management’s attention, and lead to claims for damages and reputational harm, each of which could adversely affect our business, financial condition, and results of operations.
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
The majority of payments by our consumers are made by credit card or debit card or through third-party payment services, which subjects us to certain payment-related regulations. We may in the future offer new payment options to consumers that may be subject to additional regulations and risks. In the United States, money transmitters are regulated by numerous state and local governments and agencies, many of which may define "money transmitter" differently. If we are found to be a money transmitter under any applicable regulations and we are not in compliance with such regulations, we may be subject to fines or other penalties levied by national, federal, state, or local regulators in one or more jurisdictions. Outside of the United States, we are subject to additional laws, rules, and regulations related to the provision of payments and financial services and, in some cases, rely on certain authorizations and exemptions to process payments. For example, as a result of our operations in Europe, we are subject to the revised EU Payment Services Directive ("PSD II") and related regulations. One of our subsidiaries acts as an intra-group licensed payment service provider and electronic money institution for its payment services to merchants in certain EEA countries and has obtained a payment institution license and electronic money license from the Finnish Financial Supervisory Authority in accordance with PSD II. Should our payment institution or electronic money licenses be revoked in the future, or any other enforcement measures be taken by the Finnish Financial Supervisory Authority, such as imposing penalties or forcing us to cease offering certain payment facilities, our operations in Europe would be adversely affected. Should any of our licenses, authorizations, or exemptions be revoked, or any other enforcement measures be taken by national regulators against our reliance on these licenses, authorizations, or exemptions, our operations in the affected jurisdictions could be interrupted and our business and results of operations could be adversely affected.
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
We receive, transmit, store, and otherwise process a large volume of personal data relating to the merchants, consumers, and Dashers that use our platform, as well as other personal data relating to our employees and other personnel. We are subject to a growing body of local, municipal, state, federal, national, and international laws and regulations in the jurisdictions where we operate that address privacy and the collection, storing, sharing, use, disclosure, protection, and processing of certain types of data, which may require the notification of certain security breaches involving personal data. These laws and regulations evolve frequently, and their scope may continually change through new legislation, amendments to existing legislation, or changes in enforcement, and such changes may be inconsistent from one jurisdiction to another. For example, many U.S. states have enacted comprehensive privacy legislation similar to the California Consumer Privacy Act and a growing number of U.S. states have enacted legislation addressing other privacy matters, such as cybersecurity and consumer health data and biometrics. With our operations in the EU, we are subject to data-related laws, such as the General Data Protection Regulation and Artificial Intelligence Act, as well as national data protection and privacy schemes in other countries in which we operate. Any changes in these laws or regulations or their interpretation or enforcement could add further complexity, variation in requirements, restrictions, and legal risk; require additional investment of resources in compliance and data management programs; and result in changes or increased compliance costs in business practices and policies. For example, new and evolving requirements and risks around consumer health data may restrict our ability to provide personalized content on our platform. These laws also impose strict and sometimes inconsistent requirements relating to the processing of personal data as well as significant penalties, such as fines, injunctions against the processing of personal data, and civil litigation claims, for noncompliance. We have incurred, and expect to continue to incur, significant expenses in our efforts to comply with current and evolving privacy, data protection, and cybersecurity standards and protocols imposed by law, regulation, industry standards, or contractual obligations.
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
We rely on third-party background check and identity verification service providers to screen potential and existing Dashers, and if such service providers fail to provide accurate information or we are not able to maintain business relationships with them, our business, financial condition, and results of operations could be adversely affected.
Where permitted under applicable law, we rely on identity verification and accredited third-party background check service providers to assist with verifying the authenticity of Dashers and to provide the criminal and/or driving history of potential Dashers and, in some cases, existing Dashers, to help identify those that are not qualified to use our platform pursuant to applicable law or our internal standards, and our business may be adversely affected to the extent such service providers do not meet their contractual obligations, our expectations, or the requirements of applicable law or regulations. If any of these third-party service providers fails to perform as expected, terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find alternate service providers, and may not be able to secure similar terms or replace such partners in an acceptable time frame. In certain jurisdictions, including Canada and the United States, we currently rely on a single third-party background check provider and a single identity verification service. In other jurisdictions, we rely on a very limited number of service providers. If the need arises, and we cannot find alternate service providers on terms acceptable to us, we may not be able to timely onboard potential Dashers and, as a result, our platform may be less attractive to potential Dashers and we may have difficulty finding enough Dashers to meet consumer demand. Further, from time to time, background checks conducted by our third-party background check providers have been inaccurate or have not otherwise met our expectations, which has resulted in and may result in the future in unqualified Dashers being permitted to make deliveries on our platform. Similarly, identity verification could result in inaccuracies. In such circumstances, we may be unable to adequately identify and restrict access to unqualified Dashers to help protect or provide a safe environment for our merchants and consumers. Conversely, inaccurate background checks or identity verification have also inadvertently excluded potentially qualified Dashers from our platform. As a result of inaccurate background checks or identity verification, our reputation and brand could be adversely affected and we could be subject to increased regulatory or litigation exposure. In addition, if a Dasher engages in criminal activity between third-party background checks, we may not be informed of such criminal activity and this Dasher may continue to have access to, and complete deliveries through, our platform for some period of time.
We are also subject to a number of laws and regulations applicable to performing background checks and identity verification on potential and existing Dashers that utilize our platform. If we or our third-party service providers fail to comply with applicable laws, rules, and regulations, our reputation, business, financial condition, and results of operations could be adversely affected, and we could face regulatory or legal action, including class, collective, or other representative actions. For example, we have faced issues in the past, including investigations, lawsuits, inquiries, and demand letters, related to our background check and identity verification processes and related notice requirements. In addition, background check qualification and identity verification processes may be limited or have specific requirements in certain jurisdictions, depending on national and local laws, and our third-party service providers may fail to conduct such checks adequately or disclose information that could be relevant to a determination of eligibility.
In jurisdictions where there are no industry-specific regulations establishing standards for checks, we decide on the scope of our checks and the cadence with which we conduct such checks, in accordance with applicable laws and regulations. If we choose checks that are less thorough in scope than we are permitted to conduct under applicable law or regulation, or if we fail to run additional checks after Dashers are onboarded, we may face negative publicity or become subject to litigation in the future.
Any negative publicity related to any of our third-party background check or identity verification providers or processes, including publicity related to safety incidents or actual or perceived privacy violations, security breaches or other data-related incidents, or our actual or perceived failure to take action on negative results of a background or other check that we may initiate with respect to a Dasher, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure. Any of the foregoing risks could adversely affect our business, financial condition, and results of operations.
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
A failure by us to comply with the covenants or payment requirements specified in our credit agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under our revolving credit facility, to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, and to require cash collateral for any outstanding letters of credit issued under the revolving credit facility. If not waived, these defaults could also cause our other then-outstanding indebtedness, including the 2030 Notes, to become immediately due and payable. If the debt under our revolving credit facility or other outstanding indebtedness were to be accelerated or such cash collateral were to be required under our revolving credit facility, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were able to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of March 31, 2026, there were no revolving loans outstanding and $42 million in aggregate face amount of letters of credit issued under our revolving credit facility.
Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of March 31, 2026, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of LaunchPad, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors, collectively held 54% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to our initial public offering and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of March 31, 2026, our Co-Founders would collectively hold 63% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu has the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
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
As a result of our multi-class common stock structure and the Voting Agreement, our Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of March 31, 2026, and Mr. Xu has the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of Nasdaq. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of Nasdaq regarding corporate governance, including requirements that a majority of its board of directors consist of independent directors, a compensation committee be composed of independent directors, and that there is independent director oversight over the director nomination process.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
January 1 - 31	—	$—	—	$5,000
February 1 - 28	—	$—	—	$5,000
March 1 - 31	1,106	$146.93	1,106	$4,838
Total	1,106		1,106

(1)In February 2025, our board of directors authorized the repurchase of up to $5.0 billion of our Class A common stock, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that we previously authorized in February 2024. In connection with this authorization, we have, from time to time, entered into Rule 10b5-1 plans, which as of March 31, 2026 has resulted in the repurchase of approximately $162 million of our Class A common stock in open market transactions. Please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On March 4, 2026, Shona Brown, a member of our board of directors and our lead independent director, through the Shona L. Brown Living Trust, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 13,582 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 12, 2027, or earlier if all transactions under the trading arrangement are completed.
On March 6, 2026, Andy Fang, our co-founder and Head of LaunchPad, through The AF Living Trust, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 230,000 shares of our Class A common stock held by The AF Living Trust. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until May 31, 2027, or earlier if all transactions under the trading arrangement are completed.
On March 6, 2026, Tia Sherringham, our General Counsel and Secretary, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 80,456 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until June 30, 2027, or earlier if all transactions under the trading arrangement are completed.

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
101
The following financial information from DoorDash, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL and contained in Exhibit 101.
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

DOORDASH, INC.

Date: May 6, 2026	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2026	By:	/s/ Ravi Inukonda
Ravi Inukonda
Chief Financial Officer
(Principal Financial Officer)