Form 10-Q
period 2026-06-30
DoorDash, Inc.
filed 2026-08-05
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The registrant had outstanding 408,992,917 shares of Class A common stock, 24,302,737 shares of Class B common stock, and no shares of Class C common stock as of July 30, 2026.

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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2025	June 30, 2026

Assets
Current assets:
Cash and cash equivalents	$4,378	$4,424
Restricted cash	273	308
Short-term investments	1,128	923
Funds held at payment processors	587	513
Accounts receivable, net	1,108	1,100
Prepaid expenses and other current assets	1,169	1,148
Total current assets	8,643	8,416
Long-term investments	837	869
Operating lease right-of-use assets	437	454
Property and equipment, net	1,067	1,246
Intangible assets, net	2,260	2,005
Goodwill	5,519	5,495
Other assets	896	1,076
Total assets	$19,659	$19,561
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$397	$301
Operating lease liabilities	105	104
Accrued expenses and other current liabilities	5,645	5,747
Total current liabilities	6,147	6,152
Operating lease liabilities	461	474
Convertible notes, net	2,724	2,727
Other liabilities	281	276
Total liabilities	9,613	9,629
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	13	11
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2025 and June 30, 2026, 409,657 and 408,925 Class A shares issued and outstanding as of December 31, 2025 and June 30, 2026, respectively; 200,000 Class B shares authorized as of December 31, 2025 and June 30, 2026, 24,590 and 24,331 Class B shares issued and outstanding as of December 31, 2025 and June 30, 2026, respectively; 2,000,000 Class C shares authorized as of December 31, 2025 and June 30, 2026, zero Class C shares issued and outstanding as of December 31, 2025 and June 30, 2026	—	—
Additional paid-in capital	14,092	14,806
Accumulated other comprehensive income	261	101
Accumulated deficit	(4,320)	(4,986)
Total stockholders’ equity	10,033	9,921
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$19,659	$19,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

Revenue	$3,284	$4,454	$6,316	$8,490
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,616	2,107	3,116	4,099
Sales and marketing	607	821	1,193	1,567
Research and development	351	535	657	933
General and administrative	388	538	720	970
Depreciation and amortization	159	295	311	564
Restructuring charges	—	2	1	50
Total costs and expenses	3,121	4,298	5,998	8,183
Income from operations	163	156	318	307
Interest income, net	49	35	98	69
Other income, net	59	16	53	22
Income before income taxes	271	207	469	398
Provision for (benefit from) income taxes	(13)	8	(7)	16
Net income including redeemable non-controlling interests	284	199	476	382
Less: net loss attributable to redeemable non-controlling interests	(1)	(1)	(2)	(2)
Net income attributable to DoorDash, Inc. common stockholders	$285	$200	$478	$384
Net income per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	$0.67	$0.46	$1.13	$0.88
Diluted	$0.65	$0.46	$1.09	$0.87
Weighted-average number of shares outstanding used to compute net income per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	425,113	434,425	423,278	434,924
Diluted	438,377	439,345	436,980	440,833
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

Net income including redeemable non-controlling interests	$284	$199	$476	$382
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	254	(13)	366	(151)
Change in unrealized gains and losses on marketable securities	—	(3)	2	(9)
Total other comprehensive income (loss)	254	(16)	368	(160)
Comprehensive income including redeemable non-controlling interests	538	183	844	222
Less: Comprehensive loss attributable to redeemable non-controlling interests	(1)	(1)	(2)	(2)
Comprehensive income attributable to DoorDash, Inc. common stockholders	$539	$184	$846	$224
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

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2025	$13	434,247	$—	$14,092	$(4,320)	$261	$10,033
Issuance of common stock upon settlement of restricted stock units	—	2,583	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	231	—	1	—	—	1
Stock-based compensation	—	—	—	286	—	—	286
Other comprehensive income (loss)	—	—	—	—	—	(144)	(144)
Repurchase and retirement of common stock	—	(1,106)	—	—	(162)	—	(162)
Net income (loss)	(1)	—	—	—	184	—	184
Balances as of March 31, 2026	$12	435,955	$—	$14,379	$(4,298)	$117	$10,198
Issuance of common stock upon settlement of restricted stock units	—	2,840	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	112	—	1	—	—	1
Stock-based compensation	—	—	—	426	—	—	426
Other comprehensive income (loss)	—	—	—	—	—	(16)	(16)
Repurchase and retirement of common stock	—	(5,651)	—	—	(888)	—	(888)
Net income (loss)	(1)	—	—	—	200	—	200
Balances as of June 30, 2026	$11	433,256	$—	$14,806	$(4,986)	$101	$9,921
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2026
Cash flows from operating activities
Net income including redeemable non-controlling interests	$476	$382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311	564
Stock-based compensation	517	580
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	53	72
Amortization of deferred contract costs	36	44
Office lease impairment expenses	7	1
Other	(44)	8
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Funds held at payment processors	128	68
Accounts receivable, net	(90)	(12)
Prepaid expenses and other current assets	(47)	16
Other assets	(142)	(68)
Accounts payable	25	(99)
Accrued expenses and other current liabilities	10	84
Payments for operating lease liabilities	(58)	(79)
Other liabilities	(43)	(23)
Net cash provided by operating activities	1,139	1,538
Cash flows from investing activities
Purchases of property and equipment	(140)	(118)
Capitalized software and website development costs	(150)	(258)
Purchases of investments	(725)	(591)
Maturities of investments	801	729
Sales of investments	286	29
Purchases of non-marketable investments	—	(55)
Acquisitions, net of cash acquired	(1,173)	(30)
Other investing activities	—	8
Net cash used in investing activities	(1,101)	(286)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	2,722	—
Proceeds from issuance of warrants	341	—
Purchase of convertible note hedges	(680)	—
Proceeds from exercise of stock options	5	2
Repurchase of common stock	—	(1,049)
Payments of acquisition-related deferred cash consideration	—	(20)
Other financing activities	(10)	(2)
Net cash provided by (used in) financing activities	2,378	(1,069)
Foreign currency effect on cash and cash equivalents, and restricted cash and cash equivalents	63	(18)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	2,479	165
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	4,221	4,681
End of period	$6,700	$4,846
Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$3,911	$4,424
Restricted cash	2,750	308
Long-term restricted cash and cash equivalents included in other assets	39	114
Total cash and cash equivalents, and restricted cash and cash equivalents	$6,700	$4,846
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$41	$50
Stock-based compensation included in capitalized software and website development costs	$91	$132
Deferred cash consideration for acquisitions	$112	$58
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
Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

United States	$2,829	$3,457	$5,485	$6,561
International(1)	455	997	831	1,929
Total revenue	$3,284	$4,454	$6,316	$8,490
(1)No individual country outside the United States represented 10% or more of total consolidated revenue for the periods presented.
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily composed of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the six months ended June 30, 2026 was as follows (in millions):

Six Months Ended June 30, 2026
Beginning balance	$547
Addition to contract liabilities	2,526
Reduction of contract liabilities(1)(2)	(2,519)
Ending balance	$554
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
(2)Included in the beginning balance of contract liabilities was $328 million associated with unearned prepayments received by the Company, of which $268 million was recognized as revenue during the six months ended June 30, 2026. The ending balance of unearned prepayments is expected to be recognized as revenue in 12 months or less.
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

	Six Months Ended June 30,
	2025	2026

Beginning balance	$157	$191
Addition to deferred contract costs	54	46
Amortization of deferred contract costs	(36)	(44)
Ending balance	$175	$193
Deferred contract costs, current	$72	$80
Deferred contract costs, non-current	103	113
Total deferred contract costs	$175	$193
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Six Months Ended June 30,
	2025	2026

Beginning balance	$22	$45
Current-period provision for expected credit losses	7	11
Write-offs charged against the allowance	(1)	(9)
Ending balance	$28	$47
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
As of June 30, 2026, the Company had settled the consideration payable. In connection with the acquisition, substantially all of the outstanding and unvested equity awards of Deliveroo were replaced with DoorDash RSUs. The acquisition date fair value of the replacement equity awards was $80 million, of which $2 million is included in the purchase consideration.
The total purchase consideration of the Deliveroo acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The Company recorded $1,987 million of goodwill, which represents the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to the assembled workforce and anticipated synergies from the potential future growth of the Company’s and Deliveroo’s platforms and the expected strategic advantages from combining the Company’s and Deliveroo’s geographical footprint and operations. The goodwill recorded in connection with the acquisition of Deliveroo is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimates, judgments and assumptions, and are considered preliminary and subject to change within the measurement period, including potential adjustments primarily related to tax reserves and other accrued liabilities, as additional information is received. The Company expects to finalize the allocation of the purchase price as soon as practicable, but no later than one year from the acquisition date when the measurement period ends.
The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the acquisition date (in millions):

October 2, 2025

Current assets	$1,224
Intangible assets	1,498
Goodwill	1,987
Other non-current assets	121
Current liabilities	(803)
Contingent liabilities	(102)
Deferred tax liability	(151)
Other non-current liabilities	(50)
Total	$3,724
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

As of June 30, 2026, the Company had settled $217 million in deferred cash consideration, with $33 million remaining to be settled in future periods. For certain SevenRooms employees, a portion of their total consideration was held back subject to revesting. A total of $38 million of these employees’ holdback was included as part of the deferred cash consideration and the remaining $56 million represents compensation for post-combination services to be recognized over the service period.

The total purchase consideration of the SevenRooms acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The Company recorded $890 million of goodwill which represents the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to the assembled workforce of SevenRooms and anticipated synergies arising from potential future growth and an enhanced platform to help merchants serve their customers across all channels. The goodwill recorded in connection with the acquisition of SevenRooms is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimates, judgments and assumptions, with the assistance of an independent third-party valuation firm.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date (in millions):

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

As of June 30, 2026, the Company had settled $15 million in deferred cash consideration, with $14 million remaining to be settled in future periods. For certain Symbiosys employees, a portion of their total consideration was restricted subject to vesting over various service periods. A total of $14 million of these employees’ consideration was included as part of the deferred cash consideration and the remaining $53 million represents compensation for post-combination services to be recognized over their respective service periods.

The total purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed, based upon their respective fair values as of the date of acquisition. The excess of the purchase consideration over the net assets acquired was recorded as goodwill. Goodwill is primarily attributable to the anticipated synergies from the planned expansion into additional digital channels to extend the breadth of the Company’s marketing channels. The goodwill recorded in connection with the acquisition of Symbiosys is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimates, judgments and assumptions, with the assistance of an independent third-party valuation firm.

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
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the six months ended June 30, 2026 were as follows (in millions):

Total

Balance as of December 31, 2025	$5,519
Goodwill measurement period adjustments	41
Acquisition	34
Effects of foreign currency translation	(99)
Balance as of June 30, 2026	$5,495
Intangible assets, net consisted of the following as of December 31, 2025 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	3.1	$622	$(222)	$400
Merchant relationships	9.3	854	(122)	732
Rider relationships	1.8	14	(2)	12
Customer relationships	6.5	798	(169)	629
Trade name and trademarks	8.4	602	(119)	483
Assembled workforce in asset acquisitions	1.3	10	(6)	4
Balance as of December 31, 2025		$2,900	$(640)	$2,260
Intangible assets, net consisted of the following as of June 30, 2026 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	2.8	$620	$(301)	$319
Merchant relationships	8.9	836	(160)	676
Rider relationships	1.3	13	(5)	8
Customer relationships	6.2	787	(230)	557
Trade name and trademarks	7.9	589	(146)	443
Assembled workforce in asset acquisitions	0.8	10	(8)	2
Balance as of June 30, 2026		$2,855	$(850)	$2,005
Amortization expense associated with intangible assets was $32 million and $114 million for the three months ended June 30, 2025 and 2026, respectively. Amortization expense associated with intangible assets was $63 million and $228 million for the six months ended June 30, 2025 and 2026, respectively.
The estimated future amortization expense of intangible assets as of June 30, 2026 is as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2026	$226
2027	420
2028	312
2029	263
2030	171
Thereafter	613
Total estimated future amortization expense	$2,005

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

	June 30, 2026
	Level 1	Level 2	Level 3	Total

Cash equivalents(1)
Money market funds	$2,865	$—	$—	$2,865
Commercial paper	—	3	—	3
Corporate bonds	—	1	—	1
U.S. Treasury securities	—	2	—	2
Short-term investments
Certificates of deposit	—	25	—	25
Commercial paper	—	45	—	45
Corporate bonds	—	433	—	433
U.S. government agency securities	—	35	—	35
U.S. Treasury securities	—	327	—	327
Mutual funds	58	—	—	58
Long-term investments
Corporate bonds	—	563	—	563
U.S. government agency securities	—	90	—	90
U.S. Treasury securities	—	216	—	216
Other assets
Money market funds(2)	108	—	—	108
Non-marketable investment	—	—	40	40
Total	$3,031	$1,740	$40	$4,811
(1)Cash equivalents included $4 million of time deposits which are not subject to recurring fair value measurements.
(2)Other assets included $108 million of money market funds held in trust accounts pursuant to certain insurance policies, which were recorded as long-term restricted cash equivalents.

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
In December 2025, the Company purchased €31 million (approximately $37 million) principal amount of convertible notes issued by a private company in which the Company has a pre-existing equity investment. The convertible notes investment is accounted for at fair value with changes in fair value recorded in earnings through other income, net in the condensed consolidated statements of operations, under the fair value option available for financial instruments. The Company elected the fair value option to account for the convertible notes because the Company believes it accurately reflects the value of the convertible notes and embedded features in the financial statements.
As of June 30, 2026, the fair value of the non-marketable investment in convertible notes of the private company was approximately $40 million and was included in other assets on the condensed consolidated balance sheet. The fair value was estimated using a probability weighted discounted cash flow methodology and a Black-Scholes option-pricing model, based on unobservable inputs (Level 3 on the fair value hierarchy) which reflect the best information available, including transaction pricing and market participant assumptions.

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
During the six months ended June 30, 2025 and 2026, the Company made investments in non-marketable equity securities of $1 million and $57 million, respectively. In the three and six months ended June 30, 2025 and 2026, the Company did not record any material upward or downward adjustments or impairments on its non-marketable equity securities.
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2025 and June 30, 2026, including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other income, net in the condensed consolidated statements of operations during the period in which they were incurred (in millions):

	December 31, 2025	June 30, 2026
Initial cost basis	$460	$515
Upward adjustments	24	24
Downward adjustments (including impairment)	(415)	(415)
Total carrying value at the end of reporting period	$69	$124

7. Balance Sheet Components
Cash Equivalents and Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and investments (in millions):

	December 31, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$1,905	$—	$—	$1,905
U.S. Treasury securities	1	—	—	1
Time deposits	26	—	—	26
Short-term investments
Certificates of deposit	25	—	—	25
Commercial paper	32	—	—	32
Corporate bonds	469	1	—	470
U.S. government agency securities	30	—	—	30
U.S. Treasury securities	360	1	—	361
Mutual funds	57	2	—	59
Time deposits	151	—	—	151
Long-term investments
Corporate bonds	463	1	—	464
U.S. government agency securities	91	—	—	91
U.S. Treasury securities	281	1	—	282
Total	$3,891	$6	$—	$3,897

	June 30, 2026
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses
Cash equivalents
Money market funds	$2,865	$—	$—	$2,865
Commercial paper	3	—	—	3
Corporate bonds	1	—	—	1
U.S. Treasury securities	2	—	—	2
Time deposits	4	—	—	4
Short-term investments
Certificates of deposit	25	—	—	25
Commercial paper	45	—	—	45
Corporate bonds	433	—	—	433
U.S. government agency securities	35	—	—	35
U.S. Treasury securities	327	—	—	327
Mutual funds	56	2	—	58
Long-term investments
Corporate bonds	566	—	(3)	563
U.S. government agency securities	91	—	(1)	90
U.S. Treasury securities	217	—	(1)	216
Total	$4,670	$2	$(5)	$4,667
For investments with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2025, and June 30, 2026.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	December 31, 2025	June 30, 2026

Prepaid expenses	$414	$414
Deferred contract costs	79	80
Other receivable	279	214
Other current assets	397	440
Total	$1,169	$1,148
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2025	June 30, 2026

Equipment for merchants	$235	$245
Computer equipment and software	126	142
Capitalized software and website development costs	1,895	2,273
Leasehold improvements	268	287
Office and other equipment	149	167
Construction in progress	48	89
Total	2,721	3,203
Less: Accumulated depreciation and amortization	(1,654)	(1,957)
Property and equipment, net	$1,067	$1,246
Depreciation expenses were $33 million and $50 million for the three months ended June 30, 2025 and 2026, respectively. Depreciation expenses were $67 million and $93 million for the six months ended June 30, 2025 and 2026, respectively.
The Company capitalized $136 million and $202 million in capitalized software and website development costs during the three months ended June 30, 2025 and 2026, respectively. The Company capitalized $250 million and $378 million in capitalized software and website development costs during the six months ended June 30, 2025 and 2026, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $94 million and $131 million for the three months ended June 30, 2025 and 2026, respectively. Amortization of capitalized software and website development costs was $181 million and $243 million for the six months ended June 30, 2025 and 2026, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2025	June 30, 2026

Dasher and merchant payable	$1,703	$1,714
Insurance reserves	1,114	1,065
Sales tax payable and accrued sales and indirect taxes	589	586
Contract liabilities	547	554
Accrued operations related expenses	502	482
Accrued compensation and benefits	282	297
Litigation reserves	263	406
Accrued advertising	170	201
Other	475	442
Total	$5,645	$5,747

The litigation reserves as of June 30, 2026 included accruals for developments in regulatory audits related to delivery worker pay requirements as well as ongoing consumer protection disputes.

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

Upon conversion of any 2030 Notes, the conversion value will be paid in cash up to at least the principal amount of the 2030 Notes being converted. Any amount of the conversion value in excess of the principal portion of such 2030 Notes may be settled in cash or shares of the Company’s Class A common stock, or a combination thereof, at the Company’s option. The 2030 Notes are convertible at an initial conversion rate of 3.425 shares of the Company's Class A common stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately

$291.97 per share of the Company's Class A common stock. The conversion rate may be subject to certain anti-dilution adjustments and/or a make-whole adjustment upon the occurrence of specified events set forth in the Indenture. As of June 30, 2026, there have been no changes to the initial conversion price of the 2030 Notes since the issuance date. Based on the closing price of the Company’s Class A common stock of $184.53 on the last trading day of the quarter, the if-converted value of the 2030 Notes did not exceed the principal value of the 2030 Notes as of June 30, 2026.

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

As of June 30, 2026, none of the conditions described in the paragraphs above relating to convertibility or mandatory redemption were met. Therefore, the 2030 Notes are classified as long-term debt.

The net carrying value, net of the 2030 Notes consisted of the following as of June 30, 2026 (in millions):

June 30, 2026
Principal	$2,750
Less: debt issuance costs, net of amortization	(23)
Carrying value, net	$2,727

The effective interest rate of the 2030 Notes is 0.22% per annum. The fair value of the 2030 Notes was $2.7 billion as of June 30, 2026 and was determined based on the quote price in markets that are not active, which is considered a Level 2 valuation input.

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
The Company is currently the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay models, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers' compensation insurance, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, the Company has recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2026. The results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on the Company's business, financial condition, and results of operations.
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
The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications was recorded as of December 31, 2025 and June 30, 2026.
Insurance Collateral
The Company is required to maintain collateral in connection with certain insurance policies, which can be held in a combination of cash, surety bonds, and letters of credit. As of June 30, 2026, the Company had $582 million of collateral outstanding in the form of surety bonds and letters of credit in connection with the insurance collateral requirement.

Revolving Credit Facility and Letters of Credit
In November 2019, the Company entered into a revolving credit and guaranty agreement, which, as previously amended and restated on April 26, 2024 (the "Existing Credit Agreement"), provided for an unsecured revolving credit facility of up to $800 million, with a letter of credit sublimit of $600 million, maturing on April 26, 2029. Loans under the revolving credit facility bore interest at the Company’s option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds effective rate or a composite overnight bank borrowing rate plus 0.50%, or (C) an adjusted Term Secured Overnight Financing Rate (“Term SOFR”) for a one-month interest period plus 1.00%, or (ii) an adjusted Term SOFR (based on an interest period of one, three, or six months) plus a margin equal to 1.00%. The Company was also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, and an unused commitment fee of 0.10%. The Company's obligations under the revolving credit facility were guaranteed by certain of its domestic subsidiaries meeting materiality thresholds set forth in the credit agreement. The credit agreement contained customary affirmative covenants and customary negative covenants that restricted the Company's ability and its subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, declare cash dividends or make certain other distributions, repurchase stock, merge or consolidate with other companies or sell substantially all of the assets of the Company and its subsidiaries, taken as a whole, make investments and loans, and engage in certain transactions with affiliates. The Company was also required to maintain compliance with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the credit agreement.
As of December 31, 2025 and June 30, 2026, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2025 and June 30, 2026, no revolving loans were outstanding under the credit facility.
In addition to the letters of credit maintained in connection with the insurance collateral requirement, the Company also maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2025 and June 30, 2026, the Company had $106 million and $171 million of issued letters of credit outstanding, respectively, of which $61 million and $117 million, respectively, were issued from the Existing Credit Agreement.
Subsequent to June 30, 2026, the Company entered into an amendment agreement pursuant to which its Existing Credit Agreement was amended and restated in its entirety. See "Disclosure in lieu of reporting on a Current Report on Form 8-K" under Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information.
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
10. Common Stock
Share Repurchase Program
In February 2025, the Company announced the authorization of a share repurchase program for the repurchase of shares of its Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that was previously announced by the Company in February 2024. During the three months ended June 30, 2026, the Company repurchased 5.7 million shares of its Class A common stock at a weighted-average price of $156.88 per share for a total amount of $887 million. During the six months ended June 30, 2026, the Company repurchased 6.8 million shares of its Class A common stock at a weighted-average price of $155.25 per share for a total amount of $1.0 billion. The shares were retired immediately upon repurchase.
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

The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested restricted stock as of December 31, 2025	74
Granted	—	$—
Vested	(74)	$76.91
Forfeited	—	$—
Unvested restricted stock as of June 30, 2026	—
Stock Award Activities
A summary of stock option activity under the 2014 Equity Incentive Plan, 2020 Equity Incentive Plan, and 2022 Inducement Equity Incentive Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2025	2,411	$6.70	2.37	$530
Granted	—	$—
Exercised	(343)	$4.30		$63
Cancelled and forfeited	(1)	$13.50
Balance as of June 30, 2026	2,067	$7.10	2.00	$367
Exercisable as of June 30, 2026	2,067	$7.10	2.00	$367
Vested and expected to vest as of June 30, 2026	2,067	$7.10	2.00	$367
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2025 and 2026 was $220 million and $63 million, respectively. There were no stock options granted during the six months ended June 30, 2025 and 2026.
A summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested RSUs as of December 31, 2025	23,961		$5,427
Granted	9,611	$187.56
Vested	(4)	$131.30
Vested and settled	(5,364)	$125.43
Forfeited	(1,472)	$169.16
Unvested RSUs as of June 30, 2026	26,732		$4,933
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the six months ended June 30, 2025 and 2026 was $181.45 and $187.56, respectively.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

Cost of revenue, exclusive of depreciation and amortization	$37	$48	$70	$83
Sales and marketing	33	35	59	58
Research and development	141	189	257	302
General and administrative	71	77	131	134
Restructuring charges	—	—	—	3
Total stock-based compensation expense	$282	$349	$517	$580
In November 2020, the Company’s board of directors approved the grant of 10,379,000 performance-based RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”), of which 9,341,100 remain eligible to vest as of June 30, 2026. The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of June 30, 2026, there was no remaining unrecognized stock-based compensation expense related to the CEO Performance Award.
As of June 30, 2026, there was $2.8 billion of unrecognized stock-based compensation expense related to unvested RSUs. The Company expects to recognize this expense over the remaining weighted-average period of 2.74 years.
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
The Company recorded a $13 million benefit from income taxes and $8 million provision for income taxes for the three months ended June 30, 2025 and 2026, respectively. The Company recorded a $7 million benefit from income taxes and $16 million provision for income taxes for the six months ended June 30, 2025 and 2026, respectively. The benefit from income taxes for 2025 was primarily attributable to a one-time tax benefit from the release of a portion of the U.S. valuation allowance in connection with the acquisitions that occurred during the year, offset by federal and state income taxes resulting from pre-tax book income in the U.S. The provision for income taxes for 2026 was primarily attributable to pre-tax book income resulting in state and foreign income taxes.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of June 30, 2026, the Company maintains a full valuation allowance on its net deferred tax assets except for certain foreign jurisdictions.
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

12. Net Income per Share Attributable to DoorDash, Inc. Common Stockholders
The Company computes net income per share attributable to DoorDash, Inc. common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses. The computations of diluted net income per share of Class A common stock for the three and six months ended June 30, 2025 and 2026 do not assume the conversion of Class B common stock to Class A common stock because including such shares would have an anti-dilutive effect.
The following table sets forth the calculation of basic and diluted net income per share attributable to DoorDash, Inc. common stockholders during the periods presented. RSUs that have vested but not yet settled are included in the denominator in calculating basic and diluted net income per share (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2026		2025		2026
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Basic net income per share
Numerator
Net income including redeemable non-controlling interests	267	17	188	11	448	28	361	21
Less: Net loss attributable to redeemable non-controlling interests	(1)	—	(1)	—	(2)	—	(2)	—
Net income attributable to DoorDash, Inc. common stockholders	268	17	189	11	450	28	363	21
Denominator
Weighted-average number of shares outstanding used to compute basic net income per share attributable to DoorDash, Inc. common stockholders	400,108	25,005	410,064	24,361	398,041	25,237	410,510	24,414
Basic net income per share attributable to DoorDash, Inc. common stockholders	$0.67	$0.67	$0.46	$0.46	$1.13	$1.13	$0.88	$0.88

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2026		2025		2026
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Diluted net income per share
Numerator
Net income attributable to DoorDash, Inc. common stockholders	268	17	189	11	450	28	363	21
Denominator
Weighted-average number of shares outstanding used to compute basic net income per share attributable to DoorDash, Inc. common stockholders	400,108	25,005	410,064	24,361	398,041	25,237	410,510	24,414
Weighted-average effect of potentially dilutive securities	13,264	—	4,920	—	13,702	—	5,909	—
Weighted-average number of shares outstanding used to compute diluted net income per share attributable to DoorDash, Inc. common stockholders	413,372	25,005	414,984	24,361	411,743	25,237	416,419	24,414
Diluted net income per share attributable to DoorDash, Inc. common stockholders	$0.65	$0.65	$0.46	$0.46	$1.09	$1.09	$0.87	$0.87

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share because including such shares would have an anti-dilutive effect, or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Unvested restricted stock and restricted stock units	10,102	17,968	10,345	14,750
Escrow shares	72	72	72	72
Convertible notes	3,312	9,419	1,665	9,419
Warrants related to the issuance of convertible notes	3,312	9,419	1,665	9,419
Total	16,798	36,878	13,747	33,660
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

For the three and six months ended June 30, 2026, the Company recorded $2 million and $50 million, respectively, in restructuring charges in connection with the restructuring activities, consisting of employee termination costs, and other costs related to the closure of operations in certain countries. These expenses are included in restructuring charges in the Company’s condensed consolidated statements of operations, and unpaid amounts are included in accrued expenses and other current liabilities on its condensed consolidated balance sheets. The Company expects that most cash payments and expenses related to the restructuring activities will be substantially completed by the end of 2026.

The following table summarizes the components of, and changes in, the accrued restructuring charges for the six months ended June 30, 2026 (in millions):

	Employee termination costs	Other related costs	Total
Balance as of January 1, 2026	$—	$—	$—
Restructuring charges incurred during the period	32	18	50
Cash payments	(22)	(9)	(31)
Non-cash adjustments	(3)	(7)	(10)
Balance as of June 30, 2026	$7	$2	$9

For the six months ended June 30, 2025, there were $1 million in restructuring charges from certain restructuring activities. As of June 30, 2025, the liabilities related to these restructuring activities were immaterial.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026

Revenue	$3,284	$4,454	$6,316	$8,490
Less:
Depreciation and amortization	159	295	311	564
Stock-based compensation	282	349	517	580
Cost of revenue*	1,579	2,059	3,046	4,016
Sales and marketing*	574	786	1,134	1,509
Research and development*	210	346	400	631
General and administrative*	317	461	589	836
Restructuring charges*	—	2	1	47
Total costs and expenses	3,121	4,298	5,998	8,183
Income from operations	163	156	318	307
Interest income, net	49	35	98	69
Other income, net	59	16	53	22
Income before income taxes	271	207	469	398
Provision for (benefit from) income taxes	(13)	8	(7)	16
Net income including redeemable non-controlling interests	284	199	476	382
Net loss attributable to redeemable non-controlling interests	(1)	(1)	(2)	(2)
Net income attributable to DoorDash, Inc. common stockholders	$285	$200	$478	$384
*Exclusive of stock-based compensation and depreciation and amortization shown separately.
15. Subsequent Events
On August 5, 2026, the Company entered into an amendment agreement pursuant to which its Existing Credit Agreement was amended and restated in its entirety. See "Disclosure in lieu of reporting on a Current Report on Form 8-K" under Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information.

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

	Three Months Ended June 30,
(in millions, except percentages)	2025	2026

Total Orders	761	970
Total Orders Y/Y growth	20%	27%
Marketplace GOV	$24,244	$33,078
Marketplace GOV Y/Y growth	23%	36%
Revenue	$3,284	$4,454
Revenue Y/Y growth	25%	36%
Net Revenue Margin	13.5%	13.5%
GAAP gross profit	$1,608	$2,223
GAAP gross profit as a % of Marketplace GOV	6.6%	6.7%
Contribution Profit(1)	$1,147	$1,641
Contribution Profit as a % of Marketplace GOV	4.7%	5.0%
GAAP net income attributable to DoorDash, Inc. common stockholders	$285	$200
GAAP net income attributable to DoorDash, Inc. common stockholders as a % of Marketplace GOV	1.2%	0.6%
Adjusted EBITDA(1)	$655	$914
Adjusted EBITDA as a % of Marketplace GOV	2.7%	2.8%
Weighted-average diluted shares outstanding	438	439
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
In the second quarter of 2026, Total Orders increased to 970 million, or 27% growth compared to the same quarter of 2025. The increase in Total Orders was driven primarily by growth in the number of consumers and the acquisition of Deliveroo plc ("Deliveroo").
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
In the second quarter of 2026, Marketplace GOV increased to $33.1 billion, or 36% growth compared to the same quarter of 2025, driven primarily by growth in Total Orders and an increase in average order value3 on our Marketplaces.
Net Revenue Margin. We define Net Revenue Margin as revenue expressed as a percentage of Marketplace GOV.
In the second quarter of 2026, Net Revenue Margin was 13.5%, consistent with the same quarter of 2025.
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
2 Dashers receive 100% of tips
3 Calculated as the total value of Marketplace GOV divided by the total number of orders completed on our Marketplaces in the period of measurement.

In the second quarter of 2026, Contribution Profit increased to $1.6 billion, compared to $1.1 billion in the same quarter of 2025, driven primarily by growth in revenue, partially offset by increases in cost of revenue and sales and marketing expenses.
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
In the second quarter of 2026, Adjusted EBITDA increased to $914 million from $655 million in the same quarter of 2025, driven primarily by growth in Contribution Profit, partially offset by increases in adjusted research and development expense and adjusted general and administrative expense.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
In the second quarter of 2026, we generated net cash provided by operating activities of $944 million and Free Cash Flow of $742 million, up from $504 million and $355 million, respectively, in the same quarter of 2025. The increase in Free Cash Flow was driven primarily by an increase in net cash provided by operating activities.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026

Revenue	$3,284	$4,454	$6,316	$8,490
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,616	2,107	3,116	4,099
Sales and marketing	607	821	1,193	1,567
Research and development	351	535	657	933
General and administrative	388	538	720	970
Depreciation and amortization(2)	159	295	311	564
Restructuring charges	—	2	1	50
Total costs and expenses	3,121	4,298	5,998	8,183
Income from operations	163	156	318	307
Interest income, net	49	35	98	69
Other income, net	59	16	53	22
Income before income taxes	271	207	469	398
Provision for (benefit from) income taxes	(13)	8	(7)	16
Net income including redeemable non-controlling interests	284	199	476	382
Less: net loss attributable to redeemable non-controlling interests	(1)	(1)	(2)	(2)
Net income attributable to DoorDash, Inc. common stockholders	$285	$200	$478	$384
(1)Costs and expenses included stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026

Cost of revenue, exclusive of depreciation and amortization	$37	$48	$70	$83
Sales and marketing	33	35	59	58
Research and development	141	189	257	302
General and administrative	71	77	131	134
Restructuring charges	—	—	—	3
Total stock-based compensation expense	$282	$349	$517	$580
(2)Depreciation and amortization related to the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026

Cost of revenue	$60	$124	$114	$224
Sales and marketing	28	81	56	161
Research and development	65	82	130	163
General and administrative	6	8	11	16
Total depreciation and amortization	$159	$295	$311	$564

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2026	2025	2026
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	49%	47%	49%	48%
Sales and marketing	18%	18%	19%	18%
Research and development	11%	12%	10%	11%
General and administrative	12%	12%	11%	11%
Depreciation and amortization	5%	7%	5%	7%
Restructuring charges	—%	—%	—%	1%
Total costs and expenses	95%	96%	94%	96%
Income from operations	5%	4%	6%	4%
Interest income, net	1%	1%	2%	1%
Other income, net	2%	—%	1%	—%
Income before income taxes	8%	5%	9%	5%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net income including redeemable non-controlling interests	8%	5%	9%	5%
Less: net loss attributable to redeemable non-controlling interests	—%	—%	—%	—%
Net income attributable to DoorDash, Inc. common stockholders	8%	5%	9%	5%
Comparison of the Three and Six Months Ended June 30, 2025 and 2026
Revenue
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Revenue	$3,284	$4,454	36%	$6,316	$8,490	34%
Revenue increased by $1.2 billion, or 36%, during the second quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by a 36% increase in Marketplace GOV.
Revenue increased by $2.2 billion, or 34%, during the first six months of 2026, compared to the same period of 2025. The increase was primarily driven by a 37% increase in Marketplace GOV.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,616	$2,107	30%	$3,116	$4,099	32%
Cost of revenue, exclusive of depreciation and amortization, increased by $491 million, or 30%, for the second quarter of 2026, compared to the same quarter of 2025. The increase was primarily attributable to an increase of $302 million in order management costs and an increase of $120 million in platform costs, both driven primarily by growth in Total Orders.
Cost of revenue, exclusive of depreciation and amortization, increased by $983 million, or 32%, during the first six months of 2026, compared to the same period of 2025. The increase was primarily attributable to an increase of $615 million in order management costs and an increase of $237 million in platform costs, both driven primarily by growth in Total Orders.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Sales and marketing	$607	$821	35%	$1,193	$1,567	31%
Sales and marketing expenses increased by $214 million, or 35%, for the second quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by an increase of $133 million in advertising expenses and an increase of $71 million in personnel-related compensation expenses.
Sales and marketing expenses increased by $374 million, or 31%, during the first six months of 2026, compared to the same period of 2025. The increase was primarily driven by an increase of $218 million in advertising expenses and an increase of $140 million in personnel-related compensation expenses.
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Research and development	$351	$535	52%	$657	$933	42%
Research and development expenses increased by $184 million, or 52%, for the second quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by an increase of $187 million in personnel-related compensation expenses and an increase of $70 million in third-party software expenses, partially offset by an increase in capitalized software and website development costs of $78 million.

Research and development expenses increased by $276 million, or 42%, during the first six months of 2026, compared to the same period of 2025. The increase was primarily driven by an increase of $293 million in personnel-related compensation expenses and an increase of $108 million in third-party software expenses, partially offset by an increase in capitalized software and website development costs of $137 million.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

General and administrative	$388	$538	39%	$720	$970	35%
General and administrative expenses increased by $150 million, or 39%, for the second quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by an increase of $108 million in legal, tax, and regulatory expenses and an increase of $49 million in personnel-related compensation expenses.
General and administrative expenses increased by $250 million, or 35%, during the first six months of 2026, compared to the same period of 2025. The increase was primarily driven by an increase of $141 million in legal, tax, and regulatory expenses and an increase of $103 million in personnel-related compensation expenses.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Depreciation and amortization	$159	$295	86%	$311	$564	81%
Depreciation and amortization expenses increased by $136 million, or 86%, for the second quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by an increase of $82 million in amortization expense for acquired intangible assets and an increase of $37 million in amortization expense related to capitalized software and website development costs.
Depreciation and amortization expenses increased by $253 million, or 81%, during the first six months of 2026, compared to the same period of 2025. The increase was primarily driven by an increase of $165 million in amortization expense for acquired intangible assets and an increase of $62 million in amortization expense related to capitalized software and website development costs.

Restructuring Charges
Restructuring charges primarily consist of employee termination costs and other costs related to the closures of operations in certain countries, in each case, associated with restructuring activities.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Restructuring charges	$—	$2	*	$1	$50	*
*Percentage not meaningful
Restructuring charges were not material in both the second quarter of 2026 and the same quarter of 2025.
Restructuring charges increased by $49 million during the first six months of 2026, compared to the same period of 2025. The increase was primarily driven by employee termination costs and other costs related to the closure of operations in certain countries as part of restructuring activities announced in the first quarter of 2026.
Interest Income, Net
Interest income, net primarily consists of interest earned on our cash, cash equivalents, and investments, net of interest costs.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Interest income, net	$49	$35	(29)%	$98	$69	(30)%
Interest income, net decreased by $14 million, or 29%, for the second quarter of 2026, compared to the same quarter of 2025. The decrease was primarily driven by decreases in average interest rates.
Interest income, net decreased by $29 million, or 30%, for the first six months of 2026, compared to the same period of 2025. The decrease was primarily driven by decreases in average interest rates.
Other Income, Net
Other income, net primarily consists of changes in the fair value of the deal-contingent forward contract (the "Deal-Contingent Forward"), which was entered into during the second quarter of 2025 in connection with the acquisition of Deliveroo and was subsequently settled upon the closing of the acquisition in October 2025. Other income, net also includes adjustments to non-marketable equity securities, including impairment, as well as gains and losses from transactions denominated in a currency other than the functional currency.

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Other income, net	$59	$16	(73)%	$53	$22	(58)%
Other income, net decreased by $43 million, or 73%, for the second quarter of 2026, compared to the same quarter of 2025. The decrease was primarily driven by a change in fair value of the Deal-Contingent Forward recognized during the second quarter of 2025.
Other income, net decreased by $31 million, or 58%, for the first six months of 2026, compared to the same period of 2025. The decrease was primarily driven by a change in fair value of the Deal-Contingent Forward recognized during the first six months of 2025.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Provision for (benefit from) income taxes	$(13)	$8	*	$(7)	$16	*
*Percentage not meaningful
The provision for income taxes for the second quarter of 2026 was primarily attributable to pre-tax book income resulting in state and foreign income taxes. The benefit from income taxes for the second quarter of 2025 was primarily attributable to a one-time tax benefit from the release of a portion of the U.S. valuation allowance in connection with the acquisitions that occurred during the quarter, offset by federal and state income taxes resulting from pre-tax book income in the U.S.
The provision for income taxes for the first six months of 2026 was primarily attributable to pre-tax book income resulting in state and foreign income taxes. The benefit from income taxes for the first six months of 2025 was primarily attributable to a one-time tax benefit from the release of a portion of the U.S. valuation allowance in connection with the acquisitions that occurred during the year, offset by federal and state income taxes resulting from pre-tax book income in the U.S.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026

Cost of revenue, exclusive of depreciation and amortization	$1,616	$2,107	$3,116	$4,099
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(37)	(48)	(71)	(83)
Allocated overhead	(10)	(21)	(18)	(37)
Adjusted cost of revenue	$1,569	$2,038	$3,027	$3,979
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
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026

Sales and marketing	$607	$821	$1,193	$1,567
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(33)	(35)	(59)	(58)
Allocated overhead	(6)	(11)	(12)	(19)
Adjusted sales and marketing	$568	$775	$1,122	$1,490
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

The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026

Research and development	$351	$535	$657	$933
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(141)	(189)	(257)	(302)
Allocated overhead	(8)	(10)	(14)	(18)
Adjusted research and development	$202	$336	$386	$613
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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026

General and administrative	$388	$538	$720	$970
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(71)	(77)	(132)	(134)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(29)	(98)	(58)	(143)
Transaction-related costs	(22)	(13)	(31)	(26)
Office lease impairment expenses	—	(1)	(7)	(1)
Allocated overhead from cost of revenue, sales and marketing, and research and development	24	42	44	74
Adjusted general and administrative	$290	$391	$536	$740
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
Gross profit is the most directly comparable financial measure to Contribution Profit. The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2025	2026	2025	2026

Revenue	$3,284	$4,454	$6,316	$8,490
Less: Cost of revenue, exclusive of depreciation and amortization	(1,616)	(2,107)	(3,116)	(4,099)
Less: Depreciation and amortization related to cost of revenue	(60)	(124)	(114)	(224)
Gross profit	$1,608	$2,223	$3,086	$4,167
Gross Margin	49.0%	49.9%	48.9%	49.1%
Less: Sales and marketing	$(607)	$(821)	$(1,193)	$(1,567)
Add: Depreciation and amortization related to cost of revenue	60	124	114	224
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	70	83	130	141
Add: Allocated overhead included in cost of revenue and sales and marketing	16	32	30	56
Contribution Profit	$1,147	$1,641	$2,167	$3,021
Contribution Margin	34.9%	36.8%	34.3%	35.6%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2025	2026	2025	2026

Gross profit	$1,608	$2,223	$3,086	$4,167
Add: Depreciation and amortization related to cost of revenue	60	124	114	224
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	37	48	71	83
Add: Allocated overhead included in cost of revenue	10	21	18	37
Adjusted Gross Profit	$1,715	$2,416	$3,289	$4,511
Adjusted Gross Margin	52.2%	54.2%	52.1%	53.1%
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
The following table provides a reconciliation of net income attributable to DoorDash, Inc. common stockholders to Adjusted EBITDA, and a reconciliation of net income including redeemable non-controlling interests to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026

Net income attributable to DoorDash, Inc. common stockholders	$285	$200	$478	$384
Add: Net loss attributable to redeemable non-controlling interests	(1)	(1)	(2)	(2)
Net income including redeemable non-controlling interests	$284	$199	$476	$382
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	29	98	58	143
Transaction-related costs	22	13	31	26
Office lease impairment expenses	—	1	7	1
Restructuring charges	—	2	1	50
Provision for (benefit from) income taxes	(13)	8	(7)	16
Interest income, net	(49)	(35)	(98)	(69)
Other (income) expense, net	(59)	(16)	(53)	(22)
Stock-based compensation expense and certain payroll tax expense(2)	282	349	519	577
Depreciation and amortization expense	159	295	311	564
Adjusted EBITDA	$655	$914	$1,245	$1,668
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
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2026	2025	2026

Net cash provided by operating activities	$504	$944	$1,139	$1,538
Purchases of property and equipment	(66)	(61)	(140)	(118)
Capitalized software and website development costs	(83)	(141)	(150)	(258)
Free Cash Flow	$355	$742	$849	$1,162

Net cash used in investing activities	$(941)	$(188)	$(1,101)	$(286)
Net cash provided by (used in) financing activities	$2,375	$(896)	$2,378	$(1,069)
Credit Facility
On November 19, 2019, we entered into the Existing Credit Agreement with certain lenders, which, as previously amended and restated on April 26, 2024, provided for an $800 million unsecured revolving credit facility maturing on April 26, 2029, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $600 million. As of June 30, 2026, we were in compliance with the covenants under the Existing Credit Agreement. As amended and restated, the credit agreement contained customary affirmative covenants, as well as customary negative covenants that restricted our ability and our subsidiaries’ ability to, among other things, incur subsidiary indebtedness, grant liens, declare cash dividends or make certain other distributions, repurchase stock, merge or consolidate with other companies or sell substantially all of our and our subsidiaries' assets, taken as a whole, make investments and loans, and engage in certain transactions with affiliates. The Company was also required to maintain compliance with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the credit agreement. As of December 31, 2025 and

June 30, 2026, no revolving loans were outstanding and $61 million and $117 million of letters of credit were issued under our revolving credit facility, respectively.
Subsequent to June 30, 2026, the Company entered into an amendment agreement pursuant to which its Existing Credit Agreement was amended and restated in its entirety. See "Disclosure in lieu of reporting on a Current Report on Form 8-K" under Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information.
Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity were cash, cash equivalents, and investments of $6.2 billion, which consisted of cash and cash equivalents of $4.4 billion, short-term investments of $923 million, and long-term investments of $869 million. Additionally, funds held at payment processors of $513 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds, commercial paper, corporate bonds, U.S. Treasury securities, and time deposits. Investments consisted of certificates of deposit, commercial paper, corporate bonds, U.S. government agency securities, U.S. Treasury securities, and mutual funds.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $5.0 billion as of June 30, 2026. We have historically funded our operations from cash from operations as well as the issuance of equity securities, including in our initial public offering in December 2020. We have also completed debt financings, such as our past issuance of $2.75 billion aggregate principal amount of 0% Convertible Senior Notes due 2030 (the “2030 Notes”) in May 2025. We intend to use the net proceeds from the 2030 Notes for general corporate purposes. For additional information regarding the 2030 Notes, see Note 8 - "Convertible Notes, Net" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.
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
In February 2025, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that we previously announced in February 2024. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We have entered into, and may, from time to time, enter into, Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. We may or may not repurchase any portion of the total authorized amount, and the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of June 30, 2026, $4.0 billion remained available under the repurchase authorization.
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
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in millions)	2025	2026

Net cash provided by operating activities	$1,139	$1,538
Net cash used in investing activities	(1,101)	(286)
Net cash provided by (used in) financing activities	2,378	(1,069)
Foreign currency effect on cash and cash equivalents, and restricted cash and cash equivalents	63	(18)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	$2,479	$165
Operating Activities
Cash provided by operating activities was $1.5 billion for the first six months of 2026. This consisted of net income including redeemable non-controlling interests of $382 million, adjusted for non-cash stock-based compensation expense of $580 million, non-cash depreciation and amortization expense of $564 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $72 million, amortization of deferred contract costs of $44 million, and other net non-cash expenses of $9 million, partially offset by $113 million net outflows from changes in operating assets and liabilities primarily driven by changes in accounts payable, other assets, and payments for operating lease liabilities, partially offset by changes in funds held by payment processors and accrued expenses and other current liabilities.
Cash provided by operating activities was $1.1 billion for the first six months of 2025. This consisted of net income including redeemable non-controlling interests of $476 million, adjusted for non-cash stock-based compensation expense of $517 million, non-cash depreciation and amortization expense of $311 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $53 million, non-cash office lease impairment expenses of $7 million, and other net non-cash expenses of $61 million, offset by a $69 million change in fair value of our Deal-Contingent Forward, as well as $217 million net outflows from changes in operating assets and liabilities primarily driven by changes in other assets and accounts receivable, net, and payments for operating lease liabilities, partially offset by changes in funds held at payment processors.
Investing Activities
Cash used in investing activities was $286 million for the first six months of 2026, which consisted of purchases of investments of $591 million, cash outflows for capitalized software and website development costs of $258 million, purchases of property and equipment of $118 million, purchases of non-marketable equity securities of $55 million, and cash paid for acquisitions, net of cash acquired, of $30 million, partially offset by proceeds from maturities and sales of marketable securities of $758 million and other investing activities of $8 million.
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
Financing Activities
Cash used in financing activities was $1.1 billion for the first six months of 2026, which primarily consisted of repurchases of our Class A common stock of $1.0 billion and payments of acquisition-related deferred cash consideration of $20 million.
Cash provided by financing activities was $2.4 billion for the first six months of 2025, which primarily consisted of proceeds from issuance of convertible notes of $2.7 billion, proceeds from issuance of warrants of $341 million, partially offset by purchases of convertible note hedges of $680 million.

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
Based on our investment portfolio balance as of June 30, 2026, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.
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
The aggregate carrying value of our non-marketable equity investments was $124 million as of June 30, 2026. Adjustments or impairments are recorded in other income, net in the condensed consolidated statements of operations and establish a new carrying value for the investment.
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

We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three and six months ended June 30, 2026. Based on our foreign currency exposures from monetary assets and liabilities as of June 30, 2026, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer (together, our “certifying officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our certifying officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.
Changes in Internal Control
We are in the process of integrating SevenRooms and Deliveroo into our overall internal control over financial reporting process. As a result of these integration activities, certain controls will be evaluated and may be changed. There were otherwise no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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

Regulatory and administrative investigations, audits, demands, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models and pay practices, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, we have recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of June 30, 2026. We are currently the subject of government investigations, audits, demands, and inquiries in other jurisdictions as well, and we may in the future settle, or record accruals with respect to, such matters. Further, the results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors. For additional information regarding certain of these regulatory matters, see Note 7, “Balance Sheet Components,” included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.
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
For additional information on our legal proceedings, see Note 9 – "Commitments and Contingencies" and Note 7 – "Balance Sheet Components" included in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements,” of this Quarterly Report on Form 10-Q.

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
Our continued growth depends in part on our ability to cost-effectively attract and retain Dashers who satisfy our screening criteria and procedures, and to increase the use of our platform by existing Dashers. Dashers have the ability to decline offers, stop using our platform entirely at any time, or choose to spend their earning hours on other opportunities outside of our platform. In addition, we may modify our logistics models from time to time and Dashers may or may not find such modifications useful or favorable. If we do not continue to provide Dashers with accessibility to and flexibility on our platform and compelling opportunities to earn income, we may fail to attract new Dashers, retain existing Dashers, or increase their use of our platform, or we may experience complaints, negative publicity, or work stoppages that could adversely affect our users and our business. Relatedly, if merchants and/or consumers choose to use competing offerings, we may lack sufficient opportunities for Dashers to earn, which may reduce the perceived utility of our platform and impact our ability to attract and retain Dashers. To attract and retain Dashers, we regularly invest in improving the dashing experience, offer monetary incentives and perquisites, and provide opportunities to quickly access Dasher earnings. We frequently test Dasher incentives with subsets of existing and potential Dashers; however, these incentives could fail to attract and retain Dashers, could fail to increase the use of our platform by existing Dashers, or could have unintended adverse consequences, including negative press, adverse reactions from existing and potential Dashers, and harm to our brand and reputation. Changes in, and variations in the interpretation of, certain laws and regulations, including immigration and labor and employment laws, or laws that require us to make changes to our platform that decrease or remove the accessibility or flexibility provided to Dashers in certain jurisdictions, may result in a decrease in the pool of Dashers, which may result in a decrease in the availability of local Dashers, increased competition for Dashers, or higher costs of recruitment and engagement. Other factors outside of our control may also reduce the number of Dashers that utilize our platform or the use of our platform by Dashers. If we fail to attract Dashers, retain existing Dashers on favorable terms, or maintain or increase the use of our platform by existing Dashers, we may not be able to meet the demands of merchants and consumers and our business, financial condition, and results of operations could be adversely affected.
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
Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract and retain new merchants, consumers, and Dashers at a lower cost than us. There is no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the price of delivery for consumers, increase the amounts we pay to Dashers that utilize our platform, further reduce the fees and commissions we charge merchants, or increase our marketing and other expenses to attract and retain merchants, consumers, and Dashers in response to competitive pressures. We have launched, and may in the future launch, new pricing strategies and initiatives, including Dasher or consumer loyalty programs, or modify existing pricing methodologies, the way in which fees, taxes, or similar items are presented on our platform, or our policies with respect to refunds and credits, any of which may not ultimately be successful in attracting and retaining merchants, consumers, or Dashers and which may result in lower commissions or fees, which could adversely affect our business, financial condition, and results of operations. Further, our consumers’ price sensitivity may vary by geographic location, and as we expand, our business model and pricing methodologies may not be competitive in these locations. As a result, our continued international expansion may require us to change our operations and pricing strategies to adjust to different cultural norms, including with respect to consumer pricing and gratuities.
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
Our pay models for Dashers have previously led, and may continue to lead, to negative publicity, court proceedings, arbitration demands, and government inquiries. For example, under a former pay model for Dashers in the United States, we would increase the amount paid to Dashers on a delivery in cases when a consumer left little or no tip. Although this additional pay was intended to help Dashers by making every delivery economically worthwhile, it also had the effect of causing some people to be under the misimpression that not all tips were being received by Dashers. Government authorities have brought claims against us related to that former Dasher pay model and government authorities may bring similar claims in the future against our pay models.
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
Some non-partner merchants may not want to be included on our platform and may request to be removed. There is a risk that non-partner merchants will bring legal claims against us relating to their inclusion on our platform. In addition, measures have been enacted in many U.S. jurisdictions that prohibit, among other things, on-demand local commerce platforms like ours from facilitating deliveries from restaurants and, in some cases, other types of businesses without the business’ prior consent. While we have internal policies pursuant to which we do not add new non-partner restaurants for delivery on our platform in the United States, we may continue to add non-partner merchants in categories other than restaurants where permissible. We may also continue to revise and update our internal policies related to non-partner restaurants and other merchants. To the extent we are required or we choose to remove non-partner merchants for any reason, this may adversely affect our ability to provide a broad selection of merchants on our platform, attract and retain consumers and could directly and adversely affect our business, financial condition, and results of operations.
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
We are subject to foreign currency exchange risk as a result of our operations in non-U.S. countries. When conducting business in non-U.S. countries, such business is typically denominated in the local currency of the respective country, which exposes us to the risk of fluctuations in foreign currency exchange rates. Our primary foreign currency exposure includes the Euro, Pounds Sterling, the Canadian dollar, the Israeli shekel, and the Australian dollar. As we continue to expand globally, our foreign currency exposure is expected to increase. Additionally, because our financial statements are presented in U.S. dollars, local functional currencies will be converted into U.S. dollars at the applicable exchange rates for inclusion in our financial statements, thereby increasing our foreign exchange translation risk.
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
In addition, our income tax liabilities could increase and our effective tax rate could be adversely affected by changes in our business operations, acquisitions, investments, entry into new businesses and geographies, changes in our stock price, intercompany transactions, changes in law or administrative interpretations or practices, changes in accounting principles, changes to our forecasts of income and loss, changes in the mix of earnings and losses in countries with differing statutory tax rates, certain non-deductible expenses, or changes in the valuation of our deferred tax assets and liabilities.
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
While U.S. federal net operating loss ("NOL") carryforwards generated on or after January 1, 2018 are not subject to expiration, the deductibility of such NOL carryforwards is limited to 80% of our federal taxable income. Similarly, our state NOL carryforwards generated on or after January 1, 2018 generally are not subject to expiration and the utilization of such NOLs is generally limited to 80% of the state taxable income. Our non-U.S. NOL carryforwards have varying expiration dates and may be subject to limitation under the tax laws of those jurisdictions. In some non-U.S. jurisdictions, the utilization of NOL carryforwards is limited to a percentage of taxable income, which could restrict the amount of NOLs we are able to utilize in any particular period. Additionally, U.S. and non-U.S. jurisdictions may also impose limitations on the use of NOL and tax credit carryforwards following changes in ownership, changes in business operations, or changes in law or administrative interpretations or practices. For example, jurisdictions have in the past enacted, and may in the future enact, legislation that limits the amount of NOL carryforwards and tax credits that may be used to offset income tax liabilities in a given period.
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
The terms of our revolving credit facility in effect as of August 5, 2026 (the "Restated Credit Facility") include a number of covenants that limit our ability and/or certain of our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, and undergo certain fundamental changes, including merging or consolidating with other companies or selling substantially all of our and our subsidiaries' assets, taken as a whole. We are also required to comply with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the Restated Credit Agreement (as defined below). The terms of our Restated Credit Facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, including potential acquisitions, and compete against companies that are not subject to such restrictions.
A failure by us to comply with the covenants or payment requirements specified in the Restated Credit Agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under the Restated Credit Facility, to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, and to require cash collateral for any outstanding letters of credit issued under the facility. If not waived, these defaults could also cause our other then-outstanding indebtedness, including the 2030 Notes, to become immediately due and payable. If the debt under the Restated Credit Facility or other outstanding indebtedness were to be accelerated or such cash collateral were to be required under the Restated Credit Facility, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of August 5, 2026, there were no revolving loans outstanding and $84 million in aggregate face amount of letters of credit issued under the Restated Credit Facility.

Risks Related to Ownership of our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of June 30, 2026, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of LaunchPad, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors, collectively held 54% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to our initial public offering and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of June 30, 2026, our Co-Founders would collectively hold 63% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu has the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our certificate of incorporation and bylaws, and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
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
As a result of our multi-class common stock structure and the Voting Agreement, our Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of June 30, 2026, and Mr. Xu has the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of Nasdaq. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of Nasdaq regarding corporate governance, including requirements that a majority of its board of directors consist of independent directors, a compensation committee be composed of independent directors, and that there is independent director oversight over the director nomination process.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)
April 1 - 30	283	$149.09	283	$4,795
May 1 - 31	5,368	$157.29	5,368	$3,951
June 1 - 30	—	$—	—	$3,951
Total	5,651		5,651

(1)In February 2025, our board of directors authorized the repurchase of up to $5.0 billion of our Class A common stock, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that we previously authorized in February 2024. In connection with this authorization, we have, from time to time, entered into Rule 10b5-1 plans, which as of June 30, 2026 has resulted in the repurchase of approximately $1.0 billion of our Class A common stock in open market transactions. Please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On May 21, 2026, Prabir Adarkar, our Chief Operating Officer and President, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 171,219 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2027, or earlier if all transactions under the trading arrangement are completed.
On June 5, 2026, Gordon Lee, our Chief Accounting Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 21,945 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2027, or earlier if all transactions under the trading arrangement are completed.
On June 10, 2026, Keith Yandell, our Chief Business Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 16,326 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 10, 2026, or earlier if all transactions under the trading arrangement are completed.
Disclosure in lieu of reporting on a Current Report on Form 8-K.

Item 1.01 Results of Operations and Financial Condition.
On August 5, 2026, the Company entered into an Amendment Agreement (the “Amendment Agreement”) among the Company, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”). The Amendment Agreement amends and restates the Company's Existing Credit Agreement, by and among the Company, the guarantors from time to time party thereto, the lenders from time to time party thereto, the issuing banks from time to time party thereto, and the Administrative Agent (the Existing Credit Agreement as so amended and restated, the “Restated Credit Agreement”), to, among other things, (i) increase the unsecured revolving credit facility from an aggregate principal amount of up to $800 million to an aggregate principal amount of up to $2.0 billion, (ii) increase the letter of credit sublimit from $600 million to $800 million, (iii) extend the maturity date to August 5, 2031, (iv) modify the applicable interest rates and certain fees payable by the Company, (v) release the guarantors under the Existing Credit Agreement from any existing obligations, and (vi) modify and remove certain restrictive covenants. As of August 5, 2026, there were no revolving loans outstanding and $84 million in aggregate face amount of letters of credit issued under the revolving credit facility. The proceeds of the revolving loans made under the Restated Credit Agreement may be used for working capital and general corporate purposes.
Loans under the Restated Credit Agreement bear interest, at the Company’s option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds effective rate or a composite overnight bank borrowing rate plus 0.50%, or (C) Term SOFR for a one-month interest period plus 1.00%, or (ii) Term SOFR (based on an interest period of one, three, or six months) plus an initial margin of 1.00%, subject to potential step-downs to 0.875% or 0.750% based on certain of the Company’s ratings as specified in the Restated Credit Agreement (the "Company's Applicable Ratings"). Interest is due and payable quarterly in arrears with respect to loans based on the base rate and at the end of an interest period (or at each three-month interval for loans with interest periods greater than three months) in the case of loans based on Term SOFR. The Company is also obligated to pay other customary fees for a credit facility of this size and type, including customary arrangement fees, an upfront fee, administration fees, letter of credit fees, and an unused commitment fee ranging from 0.08% to 0.10%, based on the Company’s Applicable Ratings.

The Company may borrow, repay without premium or penalty, and reborrow revolving loans, and terminate the revolving loan commitments, in whole or in part, at any time, subject to customary conditions. The Restated Credit Agreement also permits the Company to increase the revolving loan commitments or add one or more new revolving credit commitments under the Restated Credit Agreement from time to time, so long as the aggregate amount of such increases or additional commitments does not exceed $2.0 billion, subject to the receipt of additional commitments from existing and/or new lenders and certain other customary conditions.

The Company’s obligations under the Restated Credit Agreement are unsecured and are not guaranteed by any of its subsidiaries. The Restated Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and/or certain of its subsidiaries’ ability to, among other things, incur debt, incur liens, and undergo certain fundamental changes, in each case, subject to customary exceptions for a credit facility of this size and type. The Restated Credit Agreement also requires the Company to maintain compliance with a maximum senior net leverage ratio of 3.50 to 1.00, measured quarterly.

The Restated Credit Agreement includes customary events of default, including, among other things, non-payment defaults, inaccuracy of representations and warranties, covenant defaults, cross default to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the termination of the lenders’ commitments and the acceleration of the obligations under the Restated Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Restated Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts.

Certain of the lenders under the Restated Credit Agreement and their affiliates have engaged in, and may in the future engage in, investment banking, commercial lending and other commercial dealings in the ordinary course of business with the Company, its subsidiaries and/or its affiliates. They have received, or may in the future receive, customary fees and commissions for these transactions.

The foregoing description of the Restated Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the Amendment Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference into this Item 1.01.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth in Item 1.01 above is incorporated by reference into this Item 2.03.
Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the registrant.	10-K	001-39759	3.1	March 5, 2021
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the registrant.	10-Q	001-39759	3.2	August 6, 2025
3.3	Certificate of Change of Registered Agent.	10-K	001-39759	3.2	February 27, 2023
3.4	Amended and Restated Bylaws of the registrant.	10-K	001-39759	3.3	February 27, 2023
10.1+	Amendment Agreement, dated as of August 5, 2026, by and among DoorDash, Inc., the lenders party thereto, the issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
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
101
The following financial information from DoorDash, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL and contained in Exhibit 101.
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
+ Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOORDASH, INC.

Date: August 5, 2026	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Ravi Inukonda
Ravi Inukonda
Chief Financial Officer
(Principal Financial Officer)