Form 10-Q
period 2026-09-30
DoorDash, Inc.
filed 2026-10-30
CIK 1792789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission File Number: 001-39759
______________________________________
DOORDASH, INC.
______________________________________
(Exact name of registrant as specified in its charter)

Nevada	46-2852392
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No  ☒
The registrant had outstanding 411,998,576 shares of Class A common stock, 23,977,755 shares of Class B common stock, and no shares of Class C common stock as of October 26, 2026.

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
•our expectations regarding the timing, completion and expected benefits of the proposed acquisition of Maplebear Inc. ("Instacart"); and
•our ability to successfully integrate and realize the benefits of acquisitions, strategic partnerships, joint ventures, and investments.
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements

DOORDASH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	December 31, 2025	September 30, 2026

Assets
Current assets:
Cash and cash equivalents	$4,378	$5,053
Short-term investments	1,128	929
Restricted cash	273	301
Funds held at payment processors	587	660
Accounts receivable, net	1,108	1,212
Prepaid expenses and other current assets	1,169	1,206
Total current assets	8,643	9,361
Long-term investments	837	805
Operating lease right-of-use assets	437	449
Property and equipment, net	1,067	1,300
Intangible assets, net	2,260	1,904
Goodwill	5,519	5,530
Other assets	896	1,231
Total assets	$19,659	$20,580
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Current liabilities:
Accounts payable	$397	$333
Operating lease liabilities	105	104
Accrued expenses and other current liabilities	5,645	5,954
Total current liabilities	6,147	6,391
Operating lease liabilities	461	466
Convertible notes, net	2,724	2,728
Other liabilities	281	268
Total liabilities	9,613	9,853
Commitments and contingencies (Note 9)
Redeemable non-controlling interests	13	10
Stockholders’ equity:
Common stock, $0.00001 par value, 6,000,000 Class A shares authorized as of December 31, 2025 and September 30, 2026, 409,657 and 411,954 Class A shares issued and outstanding as of December 31, 2025 and September 30, 2026, respectively; 200,000 Class B shares authorized as of December 31, 2025 and September 30, 2026, 24,590 and 24,006 Class B shares issued and outstanding as of December 31, 2025 and September 30, 2026, respectively; 2,000,000 Class C shares authorized as of December 31, 2025 and September 30, 2026, zero Class C shares issued and outstanding as of December 31, 2025 and September 30, 2026
	—	—
Additional paid-in capital	14,092	15,140
Accumulated other comprehensive income	261	97
Accumulated deficit	(4,320)	(4,520)
Total stockholders’ equity	10,033	10,717
Total liabilities, redeemable non-controlling interests and stockholders’ equity	$19,659	$20,580
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share amounts which are reflected in thousands, and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

Revenue	$3,446	$4,616	$9,762	$13,106
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,687	2,171	4,803	6,270
Sales and marketing	576	765	1,769	2,332
Research and development	355	499	1,012	1,432
General and administrative	400	426	1,120	1,396
Depreciation and amortization	169	312	480	876
Restructuring charges	1	1	2	51
Total costs and expenses	3,188	4,174	9,186	12,357
Income from operations	258	442	576	749
Interest income, net	71	37	169	106
Other income (expense), net	(81)	5	(28)	27
Income before income taxes	248	484	717	882
Provision for (benefit from) income taxes	5	19	(2)	35
Net income including redeemable non-controlling interests	243	465	719	847
Less: net loss attributable to redeemable non-controlling interests	(1)	(1)	(3)	(3)
Net income attributable to DoorDash, Inc. common stockholders	$244	$466	$722	$850
Net income per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	$0.57	$1.07	$1.70	$1.96
Diluted	$0.55	$1.06	$1.65	$1.93
Weighted-average number of shares outstanding used to compute net income per share attributable to DoorDash, Inc. Class A and Class B common stockholders
Basic	428,911	434,409	425,176	434,750
Diluted	441,812	440,314	438,611	440,658
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

Net income including redeemable non-controlling interests	$243	$465	$719	$847
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustments	7	3	373	(148)
Change in unrealized gains and losses on marketable securities	—	(7)	2	(16)
Total other comprehensive income (loss)	7	(4)	375	(164)
Comprehensive income including redeemable non-controlling interests	250	461	1,094	683
Less: Comprehensive loss attributable to redeemable non-controlling interests	(1)	(1)	(3)	(3)
Comprehensive income attributable to DoorDash, Inc. common stockholders	$251	$462	$1,097	$686
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

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NON-CONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
(in millions, except share amounts which are reflected in thousands)
(Unaudited)

	Redeemable Non-Controlling Interests	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
		Shares	Amount

Balances as of December 31, 2025	$13	434,247	$—	$14,092	$(4,320)	$261	$10,033
Issuance of common stock upon settlement of restricted stock units	—	2,583	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	231	—	1	—	—	1
Stock-based compensation	—	—	—	286	—	—	286
Other comprehensive income (loss)	—	—	—	—	—	(144)	(144)
Repurchase and retirement of common stock	—	(1,106)	—	—	(162)	—	(162)
Net income (loss)	(1)	—	—	—	184	—	184
Balances as of March 31, 2026	$12	435,955	$—	$14,379	$(4,298)	$117	$10,198
Issuance of common stock upon settlement of restricted stock units	—	2,840	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	112	—	1	—	—	1
Stock-based compensation	—	—	—	426	—	—	426
Other comprehensive income (loss)	—	—	—	—	—	(16)	(16)
Repurchase and retirement of common stock	—	(5,651)	—	—	(888)	—	(888)
Net income (loss)	(1)	—	—	—	200	—	200
Balances as of June 30, 2026	$11	433,256	$—	$14,806	$(4,986)	$101	$9,921
Issuance of common stock upon settlement of restricted stock units	—	2,303	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	401	—	2	—	—	2
Stock-based compensation	—	—	—	332	—	—	332
Other comprehensive income (loss)	—	—	—	—	—	(4)	(4)
Net income (loss)	(1)	—	—	—	466	—	466
Balances as of September 30, 2026	$10	435,960	$—	$15,140	$(4,520)	$97	$10,717
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2026

Cash flows from operating activities
Net income including redeemable non-controlling interests	$719	$847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480	876
Stock-based compensation	775	847
Reduction of operating lease right-of-use assets and accretion of operating lease liabilities	83	109
Amortization of deferred contract costs	55	66
Office lease impairment expenses	7	1
Other	57	9
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed from acquisitions:
Funds held at payment processors	74	(79)
Accounts receivable, net	(162)	(134)
Prepaid expenses and other current assets	(195)	(47)
Other assets	(193)	(66)
Accounts payable	(60)	(57)
Accrued expenses and other current liabilities	496	320
Payments for operating lease liabilities	(87)	(122)
Other liabilities	(39)	(38)
Net cash provided by operating activities	2,010	2,532
Cash flows from investing activities
Purchases of property and equipment	(203)	(208)
Capitalized software and website development costs	(235)	(375)
Purchases of investments	(1,108)	(780)
Maturities of investments	1,046	913
Sales of investments	429	88
Purchases of non-marketable investments	(5)	(192)
Acquisitions, net of cash acquired	(1,198)	(58)
Other investing activities	—	9
Net cash used in investing activities	(1,274)	(603)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	2,720	—
Proceeds from issuance of warrants	341	—
Purchase of convertible note hedges	(680)	—
Proceeds from exercise of stock options	8	4
Repurchase of common stock	—	(1,049)
Payments of acquisition-related deferred cash consideration	—	(40)
Other financing activities	(10)	(6)
Net cash provided by (used in) financing activities	2,379	(1,091)
Foreign currency effect on cash and cash equivalents, and restricted cash and cash equivalents	63	(21)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	3,178	817
Cash and cash equivalents, and restricted cash and cash equivalents
Beginning of period	4,221	4,681
End of period	$7,399	$5,498
Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents to the condensed consolidated balance sheets
Cash and cash equivalents	$3,279	$5,053
Restricted cash	4,080	301
Long-term restricted cash and cash equivalents included in other assets	40	144
Total cash and cash equivalents, and restricted cash and cash equivalents	$7,399	$5,498
Non-cash investing and financing activities
Purchases of property and equipment not yet settled	$46	$34
Stock-based compensation included in capitalized software and website development costs	$140	$196
Deferred cash consideration for acquisitions	$87	$52
The accompanying notes are an integral part of these condensed consolidated financial statements.

DOORDASH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business
DoorDash, Inc. (the “Company”) has a mission to grow and empower local economies. The Company aims to do this by providing services that reduce friction in local commerce and help merchants better connect with consumers in their communities.
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
The Company was incorporated in Delaware in 2013 as Palo Alto Delivery Inc. In 2015, the Company changed its name to DoorDash, Inc. and, on September 18, 2026, the Company completed its conversion from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Nevada. The Company's principal executive offices are located at 303 2nd Street, South Tower, 8th Floor, San Francisco, California 94107.
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
Revenue by geographic area is determined based on the address of the merchant, or in the case of the Company's membership products, the address of the consumer. Revenue by geographic area was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

United States	$2,926	$3,619	$8,411	$10,180
International(1)	520	997	1,351	2,926
Total revenue	$3,446	$4,616	$9,762	$13,106
(1)No individual country outside the United States represented 10% or more of total consolidated revenue for the periods presented.
Contract Liabilities
The timing of revenue recognition may differ from the timing of invoicing to or collections from customers. The Company’s contract liabilities balance, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, is primarily composed of unredeemed gift cards, prepayments received from consumers and merchants, certain consumer credits as well as other transactions for which the revenue is recognized over time. A summary of activities related to contract liabilities for the nine months ended September 30, 2026 was as follows (in millions):

Nine Months Ended September 30, 2026

Beginning balance	$547
Addition to contract liabilities	4,060
Reduction of contract liabilities(1)(2)	(4,015)
Ending balance	$592
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
(2)Included in the beginning balance of contract liabilities was $328 million associated with unearned prepayments received by the Company, of which $306 million was recognized as revenue during the nine months ended September 30, 2026. The ending balance of unearned prepayments is expected to be substantially recognized as revenue in 12 months or less.
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

	Nine Months Ended September 30,
	2025	2026

Beginning balance	$157	$191
Addition to deferred contract costs	81	66
Amortization of deferred contract costs	(55)	(66)
Ending balance	$183	$191
Deferred contract costs, current	$75	$81
Deferred contract costs, non-current	108	110
Total deferred contract costs	$183	$191
Allowance for Credit Losses
The allowance for credit losses related to accounts receivable and changes were as follows (in millions):

	Nine Months Ended September 30,
	2025	2026

Beginning balance	$22	$45
Current-period provision for expected credit losses	22	27
Write-offs charged against the allowance	(3)	(13)
Ending balance	$41	$59
4. Acquisitions
Deliveroo Acquisition

On October 2, 2025, the Company completed the acquisition of substantially all of the outstanding equity interests of Deliveroo plc (“Deliveroo”), which was accounted for under the acquisition method of accounting. The acquisition strengthens the Company’s position as a leading global platform in local commerce by enhancing its capabilities to better serve consumers, merchants, and Dashers. The Company’s acquisition-related costs were $58 million and all costs were recorded as general and administrative expenses on the Company’s consolidated statements of operations during the period in which they were incurred. The acquisition date fair value of the consideration transferred for Deliveroo was $3,724 million, which consisted of the following (in millions):

Fair Value

Consideration payable	$3,722
Stock-based compensation awards attributable to pre-combination services	2
Total purchase consideration	$3,724
As of September 30, 2026, the Company had settled the consideration payable. In connection with the acquisition, substantially all of the outstanding and unvested equity awards of Deliveroo were replaced with DoorDash RSUs. The acquisition date fair value of the replacement equity awards was $80 million, of which $2 million is included in the purchase consideration.
The total purchase consideration of the Deliveroo acquisition was allocated to the tangible and intangible assets acquired, and liabilities assumed, based upon their respective fair values as of the date of the acquisition. The Company recorded $1,985 million of goodwill, which represents the excess of the purchase price over the net assets acquired. Goodwill is primarily attributed to the assembled workforce and anticipated synergies from the potential future growth of the Company’s and Deliveroo’s platforms and the expected strategic advantages from combining the Company’s and Deliveroo’s geographical footprint and operations. The goodwill recorded in connection with the acquisition of Deliveroo is not deductible for tax purposes. The fair value of assets acquired and liabilities assumed are based on management’s best estimates, judgments and assumptions, with the assistance of an independent third-party valuation firm.
The following table summarizes the fair value of the assets acquired and liabilities assumed as of the acquisition date (in millions):

October 2, 2025

Current assets	$1,220
Intangible assets	1,498
Goodwill	1,985
Other non-current assets	122
Current liabilities	(796)
Contingent liabilities	(99)
Deferred tax liability	(148)
Other non-current liabilities	(58)
Total	$3,724
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

The restaurant merchant, new verticals merchant, customer, and rider relationship intangible assets represent the estimated fair value of Deliveroo’s established relationships with restaurant partners, grocery and retail merchants, consumers utilizing the platform, and courier partners that provide delivery services. The developed technology intangible asset represents Deliveroo’s proprietary software and applications that support the platform’s ordering, delivery, and logistics capabilities. The trade name intangible asset represents the estimated fair value of the Deliveroo brand and its market recognition. Restaurant merchant relationships were valued using the multi-period excess earnings method of the income approach. Merchant relationships related to new verticals were valued using a with-and-without method, measuring the incremental cash flows generated by these relationships compared to a scenario in which they did not exist. Customer and rider relationships were valued using a replacement cost method. The developed technology and trade name were valued using the relief-from-royalty method of the income approach. The Company expects to amortize these intangible assets on a straight-line basis over their respective estimated useful lives.
SevenRooms Acquisition
On June 13, 2025, the Company completed the acquisition of 100% of the outstanding equity interests of SevenRooms Inc. (“SevenRooms”), which was accounted for under the acquisition method of accounting. The acquisition enhances the Company's platform by equipping merchants with tools to manage reservations and tables, better connect with consumers through customer relationship management, and improve their marketing. The Company’s acquisition-related costs were $13 million and all costs were recorded as general and administrative expenses on the Company’s condensed consolidated statements of operations during the period in which they were incurred. The acquisition date fair value of the consideration transferred for SevenRooms was $1,152 million, which consisted of the following (in millions):

Fair Value

Cash	$902
Deferred cash consideration	250
Total consideration	$1,152

As of September 30, 2026, the Company had settled $236 million in deferred cash consideration, with $14 million remaining to be settled in future periods. For certain SevenRooms employees, a portion of their total consideration was held back subject to revesting. A total of $38 million of these employees’ holdback was included as part of the deferred cash consideration and the remaining $56 million represents compensation for post-combination services to be recognized over the service period.

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

As of September 30, 2026, the Company had settled $15 million in deferred cash consideration, with $14 million remaining to be settled in future periods. For certain Symbiosys employees, a portion of their total consideration was restricted subject to vesting over various service periods. A total of $14 million of these employees’ consideration was included as part of the deferred cash consideration and the remaining $53 million represents compensation for post-combination services to be recognized over their respective service periods.

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
Other Acquisitions
During the nine months ended September 30, 2026, the Company acquired two other companies, which were accounted for under the acquisition method of accounting. The total purchase consideration for these acquisitions was approximately $88 million, which was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the acquisition date. The intangible assets acquired were composed of developed technologies. Additionally, the Company recorded $73 million of goodwill from these acquisitions, which represented the excess of the purchase price over the net assets acquired.
During the nine months ended September 30, 2025, the Company acquired a company, which was accounted for under the acquisition method of accounting. The total purchase consideration was approximately $28 million, which was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the acquisition date. Intangible assets acquired were primarily composed of customer relationships and vendor relationships. Additionally, the Company recorded $21 million of goodwill, which represented the excess of the purchase price over the net assets acquired.
5. Goodwill and Intangible Assets, Net
The changes in the carrying amount of goodwill during the nine months ended September 30, 2026 were as follows (in millions):

Total

Balance as of December 31, 2025	$5,519
Goodwill measurement period adjustments	39
Acquisitions	73
Effects of foreign currency translation	(101)
Balance as of September 30, 2026	$5,530
Intangible assets, net consisted of the following as of December 31, 2025 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	3.1	$622	$(222)	$400
Merchant relationships	9.3	854	(122)	732
Rider relationships	1.8	14	(2)	12
Customer relationships	6.5	798	(169)	629
Trade name and trademarks	8.4	602	(119)	483
Assembled workforce in asset acquisitions	1.3	10	(6)	4
Balance as of December 31, 2025		$2,900	$(640)	$2,260
Intangible assets, net consisted of the following as of September 30, 2026 (in millions):

	Weighted-average Remaining Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Existing technology	2.6	$629	$(343)	$286
Merchant relationships	8.6	837	(181)	656
Rider relationships	1.0	13	(7)	6
Customer relationships	6.0	788	(262)	526
Trade name and trademarks	7.7	589	(160)	429
Assembled workforce in asset acquisitions	0.6	10	(9)	1
Balance as of September 30, 2026		$2,866	$(962)	$1,904
Amortization expense associated with intangible assets was $36 million and $113 million for the three months ended September 30, 2025 and 2026, respectively. Amortization expense associated with intangible assets was $99 million and $341 million for the nine months ended September 30, 2025 and 2026, respectively.
The estimated future amortization expense of intangible assets as of September 30, 2026 is as follows (in millions):

Year Ending December 31,	Amortization Expense

Remainder of 2026	$114
2027	425
2028	317
2029	263
2030	171
Thereafter	614
Total estimated future amortization expense	$1,904
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

	September 30, 2026
	Level 1	Level 2	Level 3	Total

Cash equivalents(1)
Money market funds	$3,438	$—	$—	$3,438
Commercial paper	—	8	—	8
Certificates of deposit	—	1	—	1
U.S. Treasury securities	—	5	—	5
Short-term investments
Certificates of deposit	—	22	—	22
Commercial paper	—	56	—	56
Corporate bonds	—	431	—	431
U.S. government agency securities	—	40	—	40
U.S. Treasury securities	—	380	—	380
Long-term investments
Corporate bonds	—	544	—	544
U.S. government agency securities	—	89	—	89
U.S. Treasury securities	—	172	—	172
Other assets
Money market funds(2)	137	—	—	137
Non-marketable investment	—	—	41	41
Total	$3,575	$1,748	$41	$5,364
(1)Cash equivalents included $5 million of time deposits which are not subject to recurring fair value measurements.
(2)Other assets included $137 million of money market funds held in trust accounts pursuant to certain insurance policies, which were recorded as long-term restricted cash equivalents.

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
As of September 30, 2026, the fair value of the non-marketable investment in convertible notes of the private company was approximately $41 million and was included in other assets on the condensed consolidated balance sheet. The fair value was estimated using a probability weighted discounted cash flow methodology and a Black-Scholes option-pricing model, based on unobservable inputs (Level 3 on the fair value hierarchy) which reflect the best information available, including transaction pricing and market participant assumptions.

The fair value of the 2030 Notes (as defined in Note 8 - "Convertible Notes, Net") was determined based on the quoted price in markets that are not active, which is considered a Level 2 valuation input. Refer to Note 8 - "Convertible Notes, Net" for the carrying amount and fair value of the 2030 Notes.
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
During the nine months ended September 30, 2025 and 2026, the Company made investments in non-marketable equity securities of $8 million and $194 million, respectively, including an investment of $125 million in cash for preferred shares of a privately-held food technology platform company during the three months ended September 30, 2026. In the three and nine months ended September 30, 2025 and 2026, the Company did not record any material upward or downward adjustments or impairments on its non-marketable equity securities.
Estimating the fair value of the Company’s investments in non-marketable equity securities requires the use of estimates and judgments. Changes in estimates and judgments could result in different estimates of fair value and future adjustments.
The following table summarizes the carrying value of the Company's non-marketable equity securities as of December 31, 2025 and September 30, 2026, including impairments and cumulative upward and downward adjustments made to the initial cost basis of the securities, which were recorded in other income (expense), net in the condensed consolidated statements of operations during the period in which they were incurred (in millions):

	December 31, 2025	September 30, 2026

Initial cost basis	$460	$647
Upward adjustments	24	32
Downward adjustments (including impairment)	(415)	(415)
Total carrying value at the end of reporting period	$69	$264
7. Balance Sheet Components
Cash Equivalents and Investments
The following tables summarize the cost or amortized cost, gross unrealized gain, gross unrealized loss, and fair value of the Company’s cash equivalents and investments (in millions):

	December 31, 2025
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses

Cash equivalents
Money market funds	$1,905	$—	$—	$1,905
U.S. Treasury securities	1	—	—	1
Time deposits	26	—	—	26
Short-term investments
Certificates of deposit	25	—	—	25
Commercial paper	32	—	—	32
Corporate bonds	469	1	—	470
U.S. government agency securities	30	—	—	30
U.S. Treasury securities	360	1	—	361
Mutual funds	57	2	—	59
Time deposits	151	—	—	151
Long-term investments
Corporate bonds	463	1	—	464
U.S. government agency securities	91	—	—	91
U.S. Treasury securities	281	1	—	282
Total	$3,891	$6	$—	$3,897

	September 30, 2026
	Cost or Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses

Cash equivalents
Money market funds	$3,438	$—	$—	$3,438
Commercial paper	8	—	—	8
Certificates of deposit	1	—	—	1
U.S. Treasury securities	5	—	—	5
Time deposits	5	—	—	5
Short-term investments
Certificates of deposit	22	—	—	22
Commercial paper	56	—	—	56
Corporate bonds	432	—	(1)	431
U.S. government agency securities	40	—	—	40
U.S. Treasury securities	381	—	(1)	380
Long-term investments
Corporate bonds	551	—	(7)	544
U.S. government agency securities	90	—	(1)	89
U.S. Treasury securities	174	—	(2)	172
Total	$5,203	$—	$(12)	$5,191
For investments with unrealized loss positions, the Company does not intend to sell these securities and it is more likely than not that the Company will hold these securities until maturity or a recovery of the cost basis. No allowance for credit losses was recorded for these securities as of December 31, 2025, and September 30, 2026.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in millions):

	December 31, 2025	September 30, 2026

Prepaid expenses	$414	$447
Deferred contract costs	79	81
Other receivables	279	219
Other current assets	397	459
Total	$1,169	$1,206
Property and Equipment, net
Property and equipment, net consisted of the following (in millions):

	December 31, 2025	September 30, 2026

Equipment for merchants	$235	$247
Computer equipment and software	126	152
Capitalized software and website development costs	1,895	2,457
Leasehold improvements	268	296
Office and other equipment	149	174
Construction in progress	48	103
Total	2,721	3,429
Less: Accumulated depreciation and amortization	(1,654)	(2,129)
Property and equipment, net	$1,067	$1,300
Depreciation expenses were $41 million and $51 million for the three months ended September 30, 2025 and 2026, respectively. Depreciation expenses were $108 million and $144 million for the nine months ended September 30, 2025 and 2026, respectively.

The Company capitalized $141 million and $184 million in capitalized software and website development costs during the three months ended September 30, 2025 and 2026, respectively. The Company capitalized $391 million and $562 million in capitalized software and website development costs during the nine months ended September 30, 2025 and 2026, respectively. Capitalized software and website development costs are included in property and equipment, net on the condensed consolidated balance sheets. Amortization of capitalized software and website development costs was $92 million and $148 million for the three months ended September 30, 2025 and 2026, respectively. Amortization of capitalized software and website development costs was $273 million and $391 million for the nine months ended September 30, 2025 and 2026, respectively. Construction in progress primarily included leasehold improvements on premises that are not ready for use and equipment for merchants that are not placed in service.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in millions):

	December 31, 2025	September 30, 2026

Dasher and merchant payable	$1,703	$1,851
Insurance reserves	1,114	1,048
Sales tax payable and accrued sales and indirect taxes	589	593
Contract liabilities	547	582
Accrued operations related expenses	502	489
Accrued compensation and benefits	282	304
Litigation reserves	263	412
Accrued advertising	170	192
Other	475	483
Total	$5,645	$5,954

The litigation reserves as of September 30, 2026 included accruals for developments in regulatory audits related to delivery worker pay requirements as well as ongoing consumer protection disputes.

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

Upon conversion of any 2030 Notes, the conversion value will be paid in cash up to at least the principal amount of the 2030 Notes being converted. Any amount of the conversion value in excess of the principal portion of such 2030 Notes may be settled in cash or shares of the Company’s Class A common stock, or a combination thereof, at the Company’s option. The 2030 Notes are convertible at an initial conversion rate of 3.425 shares of the Company's Class A common stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately $291.97 per share of the Company's Class A common stock. The conversion rate may be subject to certain anti-dilution adjustments and/or a make-whole adjustment upon the occurrence of specified events set forth in the Indenture. As of September 30, 2026, there have been no changes to the initial conversion price of the 2030 Notes since the issuance date. Based on the closing price of the Company’s Class A common stock of $183.55 on the last trading day of the quarter, the if-converted value of the 2030 Notes did not exceed the principal value of the 2030 Notes as of September 30, 2026.

The Company may not redeem the 2030 Notes prior to May 20, 2028. The 2030 Notes will be redeemable, in whole or in part (subject to certain limitations set forth in the Indenture), for cash, at the Company’s option, on or after May 20, 2028 and on or before the 20th scheduled trading day immediately before the maturity date, but only if (i) the 2030 Notes are “Freely Tradable” (as defined in the Indenture), and all accrued and unpaid additional interest, if any, has been paid as of the date the Company sends the related redemption notice and (ii) the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price on each of at least 20 trading days (whether or not consecutive) including the last trading day, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends such redemption notice. The redemption price will be equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid special interest and additional interest, if any, to, but excluding, the redemption date. In addition, calling any 2030 Notes for redemption will constitute a "Make-Whole Fundamental Change" (as defined in the Indenture) with respect to such 2030 Notes, in which case the conversion rate applicable to the conversion of such 2030 Notes will be increased in certain circumstances if it is converted after it is called for redemption.

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

As of September 30, 2026, none of the conditions described in the paragraphs above relating to convertibility or mandatory redemption were met. Therefore, the 2030 Notes are classified as long-term debt.

The carrying value, net of the 2030 Notes consisted of the following as of September 30, 2026 (in millions):

September 30, 2026
Principal	$2,750
Less: debt issuance costs, net of amortization	(22)
Carrying value, net	$2,728

The effective interest rate of the 2030 Notes is 0.22% per annum. The fair value of the 2030 Notes was $2.6 billion as of September 30, 2026 and was determined based on the quoted price in markets that are not active, which is considered a Level 2 valuation input.

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
The Company is currently the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning the Company’s business practices, the classification and compensation of Dashers, the DoorDash Dasher pay models and pay practices, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers' compensation insurance, and other matters. For example, the Company is currently under audit by the Employment Development Department, State of California (the “CA EDD”) for payroll tax liabilities. In January 2023, the CA EDD issued an assessment for certain amounts that it found to be owed by the Company on behalf of Dashers due to their being classified as independent contractors. The Company believes that Dashers are, and have been, properly classified as independent contractors. Accordingly, the Company believes that it has meritorious defenses and intends to vigorously appeal such adverse assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, the Company has recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2026. The results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on the Company's business, financial condition, and results of operations.
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent, or other intellectual property infringement claim by any third party with respect to the Company's technology. These indemnification agreements generally remain in effect indefinitely after execution.
In addition, the Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers of the Company, other than liabilities arising from willful misconduct of the individual.

The maximum potential amount of future payments the Company could be required to make under these agreements is not determinable because it involves claims that may be made against the Company in the future, but have not yet been made. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. No liability associated with such indemnifications was recorded as of December 31, 2025 and September 30, 2026.
Insurance Collateral
The Company is required to maintain collateral in connection with certain insurance policies, which can be held in a combination of cash, surety bonds, and letters of credit. As of September 30, 2026, the Company had $254 million of collateral outstanding in the form of surety bonds, as well as $243 million letters of credit issued under the Credit Agreement (as defined below) in connection with the insurance collateral requirement.
Revolving Credit Facility and Letters of Credit
In November 2019, the Company entered into a revolving credit and guaranty agreement, which, as most recently amended and restated on August 5, 2026 (the "Credit Agreement"), provides for an unsecured revolving credit facility of up to $2.0 billion, with a letter of credit sublimit of $800 million, maturing on August 5, 2031. Loans under the revolving credit facility bear interest at the Company’s option, at (i) a base rate equal to the highest of (A) the prime rate, (B) the higher of the federal funds effective rate or a composite overnight bank borrowing rate plus 0.50%, or (C) Term Secured Overnight Financing Rate (“Term SOFR”) for a one-month interest period plus 1.00%, or (ii) Term SOFR (based on an interest period of one, three, or six months) plus an initial margin of 1.00%, subject to potential step-downs to 0.875% or 0.750% based on certain of the Company’s ratings as specified in the Credit Agreement (the "Company's Applicable Ratings"). The Company is also obligated to pay other customary fees for a credit facility of this size and type, including letter of credit fees, an upfront fee, administration fees, and an unused commitment fee ranging from 0.08% to 0.10%, based on the Company’s Applicable Ratings. The Company's obligations under the revolving credit facility are not guaranteed by any of its subsidiaries. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and/or certain of its subsidiaries’ ability to, among other things, incur indebtedness, incur liens, and undergo certain fundamental changes, in each case, subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a maximum senior net leverage ratio of 3.50 to 1.00, measured quarterly, determined in accordance with the terms of the Credit Agreement.
As of December 31, 2025 and September 30, 2026, the Company was in compliance with the covenants under the Credit Agreement. As of December 31, 2025 and September 30, 2026, no revolving loans were outstanding under the credit facility.
In addition to the letters of credit maintained in connection with the insurance collateral requirement, the Company also maintains letters of credit established primarily for real estate leases and insurance policies. As of December 31, 2025 and September 30, 2026, the Company had $106 million and $379 million of issued letters of credit outstanding, respectively, of which $61 million and $327 million, respectively, were issued from the Credit Agreement.
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
Grubhub Campus Dining Transaction

On September 1, 2026, concurrent with an investment described in Note 6 - "Fair Value Measurements", the Company entered into a definitive agreement with Grubhub Holdings Inc. to acquire Grubhub Campus Dining for approximately $300 million in cash, subject to customary adjustments. Grubhub Campus Dining, which was originally formed through Grubhub Inc.’s acquisition of Tapingo Ltd. (“Tapingo”), is a provider of campus dining solutions serving colleges and universities across the United States. The transaction, which comprises Grubhub Campus Dining and its underlying Tapingo technology, is expected to close by the first half of 2027, subject to certain customary closing conditions and regulatory review.

10. Common Stock
Share Repurchase Program
In February 2025, the Company announced the authorization of a share repurchase program for the repurchase of shares of its Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that was previously announced by the Company in February 2024. During the three months ended September 30, 2026, the Company did not repurchase any shares of its Class A common stock under the share repurchase program. During the nine months ended September 30, 2026, the Company repurchased 6.8 million shares of its Class A common stock at a weighted-average price of $155.25 per share for a total amount of $1.0 billion. The shares were retired immediately upon repurchase.
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
The activities for the restricted stock issued to employees was as follows (in thousands, except per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Unvested restricted stock as of December 31, 2025	74
Granted	—	$—
Vested	(74)	$76.91
Forfeited	—	$—
Unvested restricted stock as of September 30, 2026	—
Stock Award Activities
A summary of stock option activity under the 2014 Equity Incentive Plan, 2020 Equity Incentive Plan, and 2022 Inducement Equity Incentive Plan was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Options Outstanding
	Shares subject to Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Balance as of December 31, 2025	2,411	$6.70	2.37	$530
Granted	—	$—
Exercised	(744)	$4.53		$150
Cancelled and forfeited	(1)	$12.09
Balance as of September 30, 2026	1,666	$7.67	1.97	$293
Exercisable as of September 30, 2026	1,666	$7.67	1.97	$293
Vested and expected to vest as of September 30, 2026	1,666	$7.67	1.97	$293
The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2025 and 2026 was $398 million and $150 million, respectively. There were no stock options granted during the nine months ended September 30, 2025 and 2026.

A summary of RSU activity was as follows (in millions, except share amounts which are reflected in thousands, and per share data):

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Unvested RSUs as of December 31, 2025	23,961		$5,427
Granted	10,448	$188.84
Vested	(5)	$133.99
Vested and settled	(7,666)	$131.36
Forfeited	(2,268)	$171.30
Unvested RSUs as of September 30, 2026	24,470		$4,491
The aggregate intrinsic value disclosed in the above table is based on the closing stock price of the Company's Class A common stock on the Nasdaq Stock Market as of the respective period-end dates. The weighted-average fair value per share of RSUs granted during the nine months ended September 30, 2025 and 2026 was $188.89 and $188.84, respectively.

Stock-Based Compensation Expense
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

Cost of revenue, exclusive of depreciation and amortization	$39	$39	$109	$122
Sales and marketing	27	29	86	87
Research and development	132	145	389	447
General and administrative	60	55	191	189
Restructuring charges	—	—	—	3
Total stock-based compensation expense	$258	$268	$775	$848
In November 2020, the Company’s board of directors approved the grant of 10,379,000 performance-based RSUs to the Company's Chief Executive Officer (the “CEO Performance Award”), of which 9,341,100 remain eligible to vest as of September 30, 2026. The CEO Performance Award vests upon the satisfaction of a service condition and achievement of certain stock price goals. As of September 30, 2026, there was no remaining unrecognized stock-based compensation expense related to the CEO Performance Award.
As of September 30, 2026, there was $2.5 billion of unrecognized stock-based compensation expense related to unvested RSUs. The Company expects to recognize this expense over the remaining weighted-average period of 2.69 years.
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
The Company recorded a $5 million and $19 million provision for income taxes for the three months ended September 30, 2025 and 2026, respectively. The Company recorded a $2 million benefit from income taxes and $35 million provision for income taxes for the nine months ended September 30, 2025 and 2026, respectively. The benefit from income taxes for 2025 was primarily attributable to a one-time tax benefit from the release of a portion of the U.S. valuation allowance in connection with the acquisitions that occurred during the year, offset by state and foreign income tax expenses. The provision for income taxes for 2026 was primarily attributable to pre-tax book income resulting in state and foreign income taxes.
The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of September 30, 2026, the Company maintains a full valuation allowance on its net deferred tax assets except for certain foreign jurisdictions.
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
12. Net Income per Share Attributable to DoorDash, Inc. Common Stockholders
The Company computes net income per share attributable to DoorDash, Inc. common stockholders using the two-class method required for multiple classes of common stock and participating securities. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share equally in the Company’s net income and losses. The computations of diluted net income per share of Class A common stock for the three and nine months ended September 30, 2025 and 2026 do not assume the conversion of Class B common stock to Class A common stock because including such shares would have an anti-dilutive effect.
The following table sets forth the calculation of basic and diluted net income per share attributable to DoorDash, Inc. common stockholders during the periods presented. RSUs that have vested but not yet settled are included in the denominator in calculating basic and diluted net income per share (in millions, except share amounts which are reflected in thousands, and per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2026		2025		2026
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Basic net income per share
Numerator
Net income including redeemable non-controlling interests	$229	$14	$439	$26	$677	$42	$800	$47
Less: Net loss attributable to redeemable non-controlling interests	(1)	—	(1)	—	(3)	—	(3)	—
Net income attributable to DoorDash, Inc. common stockholders	$230	$14	$440	$26	$680	$42	$803	$47
Denominator
Weighted-average number of shares outstanding used to compute basic net income per share attributable to DoorDash, Inc. common stockholders	404,125	24,786	410,247	24,162	400,091	25,085	410,421	24,329
Basic net income per share attributable to DoorDash, Inc. common stockholders	$0.57	$0.57	$1.07	$1.07	$1.70	$1.70	$1.96	$1.96

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2026		2025		2026
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

Diluted net income per share
Numerator
Net income attributable to DoorDash, Inc. common stockholders	$230	$14	$440	$26	$680	$42	$803	$47
Denominator
Weighted-average number of shares outstanding used to compute basic net income per share attributable to DoorDash, Inc. common stockholders	404,125	24,786	410,247	24,162	400,091	25,085	410,421	24,329
Weighted-average effect of potentially dilutive securities	12,901	—	5,905	—	13,435	—	5,908	—
Weighted-average number of shares outstanding used to compute diluted net income per share attributable to DoorDash, Inc. common stockholders	417,026	24,786	416,152	24,162	413,526	25,085	416,329	24,329
Diluted net income per share attributable to DoorDash, Inc. common stockholders	$0.55	$0.55	$1.06	$1.06	$1.65	$1.65	$1.93	$1.93
The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net income per share because including such shares would have an anti-dilutive effect, or the issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied at the end of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

Unvested restricted stock and restricted stock units	9,893	10,347	10,194	13,282
Escrow shares	72	72	72	72
Convertible notes	9,419	9,419	4,278	9,419
Warrants related to the issuance of convertible notes	9,419	9,419	4,278	9,419
Total	28,803	29,257	18,822	32,192
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

For the three and nine months ended September 30, 2026, the Company recorded $1 million and $51 million, respectively, in restructuring charges in connection with the restructuring activities, consisting of employee termination costs, and other costs related to the closure of operations in certain countries. These expenses are included in restructuring charges in the Company’s condensed consolidated statements of operations, and unpaid amounts are included in accrued expenses and other current liabilities on its condensed consolidated balance sheets. The Company expects that most cash payments and expenses related to the restructuring activities will be substantially completed by the end of 2026.

The following table summarizes the components of, and changes in, the accrued restructuring charges for the nine months ended September 30, 2026 (in millions):

	Employee termination costs	Other related costs	Total

Balance as of January 1, 2026	$—	$—	$—
Restructuring charges incurred during the period	33	18	51
Cash payments	(27)	(10)	(37)
Non-cash adjustments	(3)	(7)	(10)
Balance as of September 30, 2026	$3	$1	$4

For the nine months ended September 30, 2025, there were $2 million in restructuring charges from certain restructuring activities. As of September 30, 2025, the liabilities related to these restructuring activities were immaterial.
14. Segment Reporting
The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker ("CODM"). The CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance by comparing forecasted to actual monthly financial performance. As such, the Company has determined that it operates in one reportable segment. The significant segment expenses regularly provided to the CODM were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

Revenue	$3,446	$4,616	$9,762	$13,106
Less:
Depreciation and amortization	169	312	480	876
Stock-based compensation	258	268	775	848
Cost of revenue*	1,648	2,132	4,694	6,148
Sales and marketing*	549	736	1,683	2,245
Research and development*	223	354	623	985
General and administrative*	340	371	929	1,207
Restructuring charges*	1	1	2	48
Total costs and expenses	3,188	4,174	9,186	12,357
Income from operations	258	442	576	749
Interest income, net	71	37	169	106
Other income (expense), net	(81)	5	(28)	27
Income before income taxes	248	484	717	882
Provision for (benefit from) income taxes	5	19	(2)	35
Net income including redeemable non-controlling interests	243	465	719	847
Net loss attributable to redeemable non-controlling interests	(1)	(1)	(3)	(3)
Net income attributable to DoorDash, Inc. common stockholders	$244	$466	$722	$850
*Exclusive of stock-based compensation and depreciation and amortization shown separately.
15. Subsequent Events
On October 28, 2026, the Company entered into a definitive agreement to acquire Instacart, a San Francisco-based online grocery delivery and pickup service company, for a total value of $65.00 for each Instacart share, or an equity value of approximately $17 billion. Instacart stockholders will have the right to elect to receive, for each Instacart share: (i) $65.00 in cash, (ii) 0.3372 shares of the Company’s common stock, or (iii) a mix of $48.75 in cash and 0.0843 shares of the Company’s common stock, in each case, subject to a cap on the total stock consideration issuable by the Company equal to 25% of the aggregate consideration and certain proration mechanics.

The Company expects to fund the cash portion of the consideration with cash on hand and proceeds from debt financing. In support of the debt component of the transaction, the Company has entered into a financing commitment letter with JPMorgan Chase Bank, N.A. providing for a 364-day senior unsecured bridge loan facility in an aggregate principal amount of up to $13.0 billion, subject to satisfaction or waiver of certain customary conditions. The transaction is not subject to a financing condition.

The transaction is expected to close in the end of 2027 or the first half of 2028, subject to approval by Instacart stockholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, other regulatory approvals, including in Canada and Israel, and other customary closing conditions.

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
We were incorporated in Delaware in 2013 as Palo Alto Delivery Inc. In 2015, we changed our name to DoorDash, Inc. and, on September 18, 2026, we completed our conversion from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Nevada. Our principal executive offices are located at 303 2nd Street, South Tower, 8th Floor, San Francisco, California 94107.
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

	Three Months Ended September 30,
(in millions, except percentages)	2025	2026

Total Orders	776	993
Total Orders Y/Y growth	21%	28%
Marketplace GOV	$25,015	$33,941
Marketplace GOV Y/Y growth	25%	36%
Revenue	$3,446	$4,616
Revenue Y/Y growth	27%	34%
Net Revenue Margin	13.8%	13.6%
GAAP gross profit	$1,689	$2,311
GAAP gross profit as a % of Marketplace GOV	6.8%	6.8%
Contribution Profit(1)	$1,268	$1,780
Contribution Profit as a % of Marketplace GOV	5.1%	5.2%
GAAP net income attributable to DoorDash, Inc. common stockholders	$244	$466
GAAP net income attributable to DoorDash, Inc. common stockholders as a % of Marketplace GOV	1.0%	1.4%
Adjusted EBITDA(1)	$754	$1,060
Adjusted EBITDA as a % of Marketplace GOV	3.0%	3.1%
Weighted-average diluted shares outstanding	442	440
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
In the third quarter of 2026, Total Orders increased to 993 million, or 28% growth compared to the same quarter of 2025. The increase in Total Orders was driven primarily by growth in the number of consumers and the acquisition of Deliveroo plc ("Deliveroo").
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
In the third quarter of 2026, Marketplace GOV increased to $33.9 billion, or 36% growth compared to the same quarter of 2025, driven primarily by growth in Total Orders and an increase in average order value3 on our Marketplaces.
Net Revenue Margin. We define Net Revenue Margin as revenue expressed as a percentage of Marketplace GOV.
In the third quarter of 2026, Net Revenue Margin decreased to 13.6% from 13.8% in the same quarter of 2025, primarily due to the acquisition of Deliveroo. In the third quarter of 2026, fees charged to consumers as a percentage of Marketplace GOV decreased compared to the same quarter of 2025 and were offset by increased contribution from advertising revenue and reductions in discounts and promotions as a percentage of Marketplace GOV.
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
2 Dashers receive 100% of tips.
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
In the third quarter of 2026, Contribution Profit increased to $1.8 billion, compared to $1.3 billion in the same quarter of 2025, driven primarily by growth in revenue, partially offset by increases in cost of revenue and sales and marketing expenses.
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
In the third quarter of 2026, Adjusted EBITDA increased to $1.1 billion from $754 million in the same quarter of 2025, driven primarily by growth in Contribution Profit, partially offset by increases in adjusted research and development expense and adjusted general and administrative expense.
Free Cash Flow. We define Free Cash Flow as cash flows from operating activities less purchases of property and equipment and capitalized software and website development costs.
In the third quarter of 2026, we generated net cash provided by operating activities of $994 million and Free Cash Flow of $787 million, up from $871 million and $723 million, respectively, in the same quarter of 2025. The increase in Free Cash Flow was driven primarily by an increase in net cash provided by operating activities, partially offset by increases in purchases of property and equipment and capitalized software and website development costs.

Results of Operations
The following table summarizes our historical condensed consolidated statements of operations data:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026

Revenue	$3,446	$4,616	$9,762	$13,106
Costs and expenses:(1)
Cost of revenue, exclusive of depreciation and amortization shown separately below	1,687	2,171	4,803	6,270
Sales and marketing	576	765	1,769	2,332
Research and development	355	499	1,012	1,432
General and administrative	400	426	1,120	1,396
Depreciation and amortization(2)	169	312	480	876
Restructuring charges	1	1	2	51
Total costs and expenses	3,188	4,174	9,186	12,357
Income from operations	258	442	576	749
Interest income, net	71	37	169	106
Other income (expense), net	(81)	5	(28)	27
Income before income taxes	248	484	717	882
Provision for (benefit from) income taxes	5	19	(2)	35
Net income including redeemable non-controlling interests	243	465	719	847
Less: net loss attributable to redeemable non-controlling interests	(1)	(1)	(3)	(3)
Net income attributable to DoorDash, Inc. common stockholders	$244	$466	$722	$850
(1)Costs and expenses included stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026

Cost of revenue, exclusive of depreciation and amortization	$39	$39	$109	$122
Sales and marketing	27	29	86	87
Research and development	132	145	389	447
General and administrative	60	55	191	189
Restructuring charges	—	—	—	3
Total stock-based compensation expense	$258	$268	$775	$848
(2)Depreciation and amortization related to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026

Cost of revenue	$70	$134	$184	$358
Sales and marketing	27	82	83	243
Research and development	67	88	197	251
General and administrative	5	8	16	24
Total depreciation and amortization	$169	$312	$480	$876

The following table sets forth the components of our condensed consolidated statements of operations data as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2026	2025	2026

Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue, exclusive of depreciation and amortization shown separately below	49%	47%	49%	48%
Sales and marketing	17%	17%	18%	18%
Research and development	10%	11%	10%	11%
General and administrative	12%	9%	12%	11%
Depreciation and amortization	5%	7%	5%	7%
Restructuring charges	—%	—%	—%	—%
Total costs and expenses	93%	91%	94%	95%
Income from operations	7%	9%	6%	5%
Interest income, net	2%	1%	2%	1%
Other income (expense), net	(2)%	—%	—%	—%
Income before income taxes	7%	10%	8%	6%
Provision for (benefit from) income taxes	—%	—%	—%	—%
Net income including redeemable non-controlling interests	7%	10%	8%	6%
Less: net loss attributable to redeemable non-controlling interests	—%	—%	—%	—%
Net income attributable to DoorDash, Inc. common stockholders	7%	10%	8%	6%
Comparison of the Three and Nine Months Ended September 30, 2025 and 2026
Revenue
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Revenue	$3,446	$4,616	34%	$9,762	$13,106	34%
Revenue increased by $1.2 billion, or 34%, during the third quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by a 36% increase in Marketplace GOV.
Revenue increased by $3.3 billion, or 34%, during the first nine months of 2026, compared to the same period of 2025. The increase was primarily driven by a 36% increase in Marketplace GOV.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Cost of revenue, exclusive of depreciation and amortization	$1,687	$2,171	29%	$4,803	$6,270	31%
Cost of revenue, exclusive of depreciation and amortization, increased by $484 million, or 29%, for the third quarter of 2026, compared to the same quarter of 2025. The increase was primarily attributable to an increase of $320 million in order management costs and an increase of $117 million in platform costs, both driven primarily by growth in Total Orders.
Cost of revenue, exclusive of depreciation and amortization, increased by $1.5 billion, or 31%, during the first nine months of 2026, compared to the same period of 2025. The increase was primarily attributable to an increase of $934 million in order management costs and an increase of $353 million in platform costs, both driven primarily by growth in Total Orders.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Sales and marketing	$576	$765	33%	$1,769	$2,332	32%
Sales and marketing expenses increased by $189 million, or 33%, for the third quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by an increase of $127 million in advertising expenses and an increase of $59 million in personnel-related compensation expenses.
Sales and marketing expenses increased by $563 million, or 32%, during the first nine months of 2026, compared to the same period of 2025. The increase was primarily driven by an increase of $345 million in advertising expenses and an increase of $199 million in personnel-related compensation expenses.
Research and Development
Research and development expenses primarily consist of personnel-related compensation expenses related to data analytics and the design of, product development of, and improvements to our platform, as well as expenses associated with the licensing of third-party software and allocated overhead.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Research and development	$355	$499	41%	$1,012	$1,432	42%

Research and development expenses increased by $144 million, or 41%, for the third quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by an increase of $104 million in personnel-related compensation expenses and an increase of $75 million in third-party software expenses, partially offset by an increase in capitalized software and website development costs of $48 million.
Research and development expenses increased by $420 million, or 42%, during the first nine months of 2026, compared to the same period of 2025. The increase was primarily driven by an increase of $398 million in personnel-related compensation expenses and an increase of $183 million in third-party software expenses, partially offset by an increase in capitalized software and website development costs of $186 million.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

General and administrative	$400	$426	7%	$1,120	$1,396	25%
General and administrative expenses increased by $26 million, or 7%, for the third quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by an increase of $24 million in personnel-related compensation expenses.
General and administrative expenses increased by $276 million, or 25%, during the first nine months of 2026, compared to the same period of 2025. The increase was primarily driven by an increase of $135 million in legal, tax, and regulatory expenses and an increase of $127 million in personnel-related compensation expenses.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Depreciation and amortization	$169	$312	85%	$480	$876	83%
Depreciation and amortization expenses increased by $143 million, or 85%, for the third quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by an increase of $77 million in amortization expense for acquired intangible assets and an increase of $56 million in amortization expense related to capitalized software and website development costs.
Depreciation and amortization expenses increased by $396 million, or 83%, during the first nine months of 2026, compared to the same period of 2025. The increase was primarily driven by an increase of $242 million in amortization expense for acquired intangible assets and an increase of $118 million in amortization expense related to capitalized software and website development costs.

Restructuring Charges
Restructuring charges primarily consist of employee termination costs and other costs related to the closures of operations in certain countries, in each case, associated with restructuring activities.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Restructuring charges	$1	$1	—%	$2	$51	*
*Percentage not meaningful
Restructuring charges were not material in both the third quarter of 2026 and the same quarter of 2025.
Restructuring charges increased by $49 million during the first nine months of 2026, compared to the same period of 2025. The increase was primarily driven by employee termination costs and other costs related to the closure of operations in certain countries as part of restructuring activities announced in the first quarter of 2026.
Interest Income, Net
Interest income, net primarily consists of interest earned on our cash, cash equivalents, and investments, net of interest costs, as well as interest earned on cash held in escrow under an escrow agreement (the “Escrow Agreement”) entered into during the second quarter of 2025 in connection with the acquisition of Deliveroo; the escrowed cash was released upon the closing of the acquisition in October 2025.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Interest income, net	$71	$37	(48)%	$169	$106	(37)%
Interest income, net decreased by $34 million, or 48%, for the third quarter of 2026, compared to the same quarter of 2025. The decrease was primarily driven by interest earned during the third quarter of 2025 on cash held in escrow under the Escrow Agreement.
Interest income, net decreased by $63 million, or 37%, for the first nine months of 2026, compared to the same period of 2025. The decrease was primarily driven by interest earned during the first nine months of 2025 on cash held in escrow under the Escrow Agreement.
Other Income (Expense), Net
Other income (expense), net primarily consists of changes in the fair value of the deal-contingent forward contract (the "Deal-Contingent Forward"), which was entered into during the second quarter of 2025 in connection with the acquisition of Deliveroo and was subsequently settled upon the closing of the acquisition in October 2025. Other income (expense), net also includes adjustments to non-marketable investments, including impairment, as well as gains and losses from transactions denominated in a currency other than the functional currency.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Other income (expense), net	$(81)	$5	*	$(28)	$27	*
*Percentage not meaningful
Other income (expense), net increased by $86 million, for the third quarter of 2026, compared to the same quarter of 2025. The increase was primarily driven by a change in fair value of the Deal-Contingent Forward recognized during the third quarter of 2025.
Other income (expense), net increased by $55 million, for the first nine months of 2026, compared to the same period of 2025. The increase was primarily driven by gains from transactions denominated in currencies other than the functional currency, adjustments to non-marketable investments, and a change in fair value of the Deal-Contingent Forward recognized during the first nine months of 2025.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages)	2025	2026	% Change	2025	2026	% Change

Provision for (benefit from) income taxes	$5	$19	*	$(2)	$35	*
*Percentage not meaningful
The provision for income taxes for both the third quarter of 2026 and the same quarter of 2025 was primarily attributable to pre-tax book income resulting in state and foreign income taxes.
The provision for income taxes for the first nine months of 2026 was primarily attributable to pre-tax book income resulting in state and foreign income taxes. The benefit from income taxes for the first nine months of 2025 was primarily attributable to a one-time tax benefit from the release of a portion of the U.S. valuation allowance in connection with the acquisitions that occurred during the year, offset by state and foreign income tax expenses.
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
The following table provides a reconciliation of cost of revenue, exclusive of depreciation and amortization, to adjusted cost of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026

Cost of revenue, exclusive of depreciation and amortization	$1,687	$2,171	$4,803	$6,270
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(39)	(39)	(110)	(122)
Allocated overhead	(12)	(20)	(30)	(57)
Adjusted cost of revenue	$1,636	$2,112	$4,663	$6,091
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
The following table provides a reconciliation of sales and marketing expense to adjusted sales and marketing expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026

Sales and marketing	$576	$765	$1,769	$2,332
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(28)	(30)	(87)	(88)
Allocated overhead	(6)	(11)	(18)	(30)
Adjusted sales and marketing	$542	$724	$1,664	$2,214
Adjusted Research and Development Expense
We define adjusted research and development expense as research and development expenses excluding stock-based compensation expense and certain payroll tax expense and allocated overhead. We exclude stock-based compensation as it is non-cash in nature and we exclude allocated overhead as it is generally a fixed cost and is not directly impacted by

Total Orders. We believe excluding such expenses provides a better period-to-period comparison of the core operating performance of our business.
The following table provides a reconciliation of research and development expense to adjusted research and development expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026

Research and development	$355	$499	$1,012	$1,432
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(133)	(145)	(390)	(447)
Allocated overhead	(7)	(11)	(21)	(29)
Adjusted research and development	$215	$343	$601	$956
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
The following table provides a reconciliation of general and administrative expense to adjusted general and administrative expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026

General and administrative	$400	$426	$1,120	$1,396
Adjusted to exclude the following:
Stock-based compensation expense and certain payroll tax expense	(61)	(55)	(193)	(189)
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	(48)	(16)	(106)	(159)
Transaction-related costs	(17)	(20)	(48)	(46)
Office lease impairment expenses	—	—	(7)	(1)
Allocated overhead from cost of revenue, sales and marketing, and research and development	25	42	69	116
Adjusted general and administrative	$299	$377	$835	$1,117
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
Gross profit is the most directly comparable financial measure to Contribution Profit. The following table provides a reconciliation of gross profit to Contribution Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2025	2026	2025	2026

Revenue	$3,446	$4,616	$9,762	$13,106
Less: Cost of revenue, exclusive of depreciation and amortization	(1,687)	(2,171)	(4,803)	(6,270)
Less: Depreciation and amortization related to cost of revenue	(70)	(134)	(184)	(358)
Gross profit	$1,689	$2,311	$4,775	$6,478
Gross Margin	49.0%	50.1%	48.9%	49.4%
Less: Sales and marketing	$(576)	$(765)	$(1,769)	$(2,332)
Add: Depreciation and amortization related to cost of revenue	70	134	184	358
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue and sales and marketing	67	69	197	210
Add: Allocated overhead included in cost of revenue and sales and marketing	18	31	48	87
Contribution Profit	$1,268	$1,780	$3,435	$4,801
Contribution Margin	36.8%	38.6%	35.2%	36.6%
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
The following table provides a reconciliation of gross profit to Adjusted Gross Profit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2025	2026	2025	2026

Gross profit	$1,689	$2,311	$4,775	$6,478
Add: Depreciation and amortization related to cost of revenue	70	134	184	358
Add: Stock-based compensation expense and certain payroll tax expense included in cost of revenue	39	39	110	122
Add: Allocated overhead included in cost of revenue	12	20	30	57
Adjusted Gross Profit	$1,810	$2,504	$5,099	$7,015
Adjusted Gross Margin	52.5%	54.2%	52.2%	53.5%
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
The following table provides a reconciliation of net income attributable to DoorDash, Inc. common stockholders to Adjusted EBITDA, and a reconciliation of net income including redeemable non-controlling interests to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026

Net income attributable to DoorDash, Inc. common stockholders	$244	$466	$722	$850
Add: Net loss attributable to redeemable non-controlling interests	(1)	(1)	(3)	(3)
Net income including redeemable non-controlling interests	$243	$465	$719	$847
Certain legal, tax, and regulatory settlements, reserves, and expenses(1)	48	16	106	159
Transaction-related costs	17	20	48	46
Office lease impairment expenses	—	—	7	1
Restructuring charges	1	1	2	51
Provision for (benefit from) income taxes	5	19	(2)	35
Interest income, net	(71)	(37)	(169)	(106)
Other (income) expense, net	81	(5)	28	(27)
Stock-based compensation expense and certain payroll tax expense(2)	261	269	780	846
Depreciation and amortization expense	169	312	480	876
Adjusted EBITDA	$754	$1,060	$1,999	$2,728
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
The following table provides a reconciliation of net cash provided by operating activities to Free Cash Flow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2026	2025	2026

Net cash provided by operating activities	$871	$994	$2,010	$2,532
Purchases of property and equipment	(63)	(90)	(203)	(208)
Capitalized software and website development costs	(85)	(117)	(235)	(375)
Free Cash Flow	$723	$787	$1,572	$1,949

Net cash used in investing activities	$(173)	$(317)	$(1,274)	$(603)
Net cash provided by (used in) financing activities	$1	$(22)	$2,379	$(1,091)
Credit Facility
On November 19, 2019, we entered into a revolving credit and guaranty agreement with certain lenders, which, as most recently amended and restated on August 5, 2026 (the "Credit Agreement"), provides for a $2.0 billion unsecured revolving credit facility maturing on August 5, 2031, with a sublimit for the issuance of letters of credit in an aggregate face amount of up to $800 million. As of September 30, 2026, we were in compliance with the covenants under the Credit

Agreement. The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and/or certain of our subsidiaries’ ability to, among other things, incur debt, incur liens, and undergo certain fundamental changes, in each case, subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a maximum senior net leverage ratio of 3.50 to 1.00, measured quarterly, determined in accordance with the terms of the Credit Agreement. As of December 31, 2025 and September 30, 2026, no revolving loans were outstanding and $61 million and $327 million of letters of credit were issued under our revolving credit facility, respectively.
Liquidity and Capital Resources
As of September 30, 2026, our principal sources of liquidity were cash, cash equivalents, and investments of $6.8 billion, which consisted of cash and cash equivalents of $5.1 billion, short-term investments of $929 million, and long-term investments of $805 million. Additionally, funds held at payment processors of $660 million represent cash due from our payment processors for cleared transactions with merchants and consumers, as well as funds remitted to payment processors for Dasher payout. Cash and cash equivalents consisted of cash on deposit with banks as well as institutional money market funds, commercial paper, certificates of deposit, U.S. Treasury securities, and time deposits. Investments consisted of certificates of deposit, commercial paper, corporate bonds, U.S. government agency securities, and U.S. Treasury securities.
We have generated significant operating losses from our operations as reflected in our accumulated deficit of $4.5 billion as of September 30, 2026. We have historically funded our operations from cash from operations as well as the issuance of equity securities, including in our initial public offering in December 2020. We have also completed debt financings, such as our past issuance of $2.75 billion aggregate principal amount of 0% Convertible Senior Notes due 2030 (the “2030 Notes”) in May 2025. We intend to use the net proceeds from the 2030 Notes for general corporate purposes. For additional information regarding the 2030 Notes, see Note 8 - "Convertible Notes, Net" included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.
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
In February 2025, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock in an aggregate amount of up to $5.0 billion, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that we previously announced in February 2024. Repurchases may be made from time to time through open market purchases or through privately negotiated transactions subject to market conditions, applicable legal requirements, and other relevant factors. Open market repurchases may be structured to occur in accordance with the requirements of Rule 10b-18 of the Exchange Act. We have entered into, and may, from time to time, enter into, Rule 10b5-1 plans to facilitate repurchases of our Class A common stock under this authorization. We may or may not repurchase any portion of the total authorized amount, and the timing and actual number of shares repurchased may depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. As of September 30, 2026, $4.0 billion remained available under the repurchase authorization.
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
Further, we have in the past entered into, and may in the future enter into, arrangements to acquire or invest in businesses, products, services, and technologies. For example, we recently entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire Instacart for a total value of $65.00 for each Instacart share, or an equity value of approximately $17 billion. Instacart stockholders will have the right to elect to receive, for each Instacart share: (i) $65.00 in cash, (ii) 0.3372 shares of our common stock, or (iii) a mix of $48.75 in cash and 0.0843 shares of our common stock, in each case, subject to a cap on the total stock consideration issuable by us equal to 25% of the aggregate consideration and certain proration mechanics. We expect to fund the cash portion of the consideration with cash on hand and proceeds from debt financing. In connection with the entry into the Merger Agreement, we entered into a commitment letter with JPMorgan Chase Bank, N.A. (“JPMorgan”), pursuant to which JPMorgan committed to provide a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of up to $13.0 billion, subject to the satisfaction or waiver of customary conditions. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2025	2026

Net cash provided by operating activities	$2,010	$2,532
Net cash used in investing activities	(1,274)	(603)
Net cash provided by (used in) financing activities	2,379	(1,091)
Foreign currency effect on cash and cash equivalents, and restricted cash and cash equivalents	63	(21)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	$3,178	$817
Operating Activities
Cash provided by operating activities was $2.5 billion for the first nine months of 2026. This consisted of net income including redeemable non-controlling interests of $847 million, adjusted for non-cash depreciation and amortization expense of $876 million, non-cash stock-based compensation expense of $847 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $109 million, amortization of deferred contract costs of $66 million, and other net non-cash expenses of $10 million, partially offset by $223 million net outflows from changes in operating assets and liabilities primarily driven by changes in accounts receivable, net, payments for operating lease liabilities, changes in funds held by payment processors, other assets, and accounts payable, partially offset by changes in accrued expenses and other current liabilities.
Cash provided by operating activities was $2.0 billion for the first nine months of 2025. This consisted of net income including redeemable non-controlling interests of $719 million, adjusted for non-cash stock-based compensation expense of $775 million, non-cash depreciation and amortization expense of $480 million, non-cash reduction of operating lease right-of-use assets and accretion of operating lease liabilities of $83 million, amortization of deferred contract costs of $55 million, non-cash office lease impairment expenses of $7 million, and other net non-cash expenses of $57 million, offset by $166 million net outflows from changes in operating assets and liabilities primarily driven by changes in prepaid expenses and other current assets, other assets and accounts receivable, net, and payments for operating lease liabilities, partially offset by changes in accrued expenses and other current liabilities.
Investing Activities
Cash used in investing activities was $603 million for the first nine months of 2026, which consisted of purchases of investments of $780 million, cash outflows for capitalized software and website development costs of $375 million, purchases of property and equipment of $208 million, purchases of non-marketable equity securities of $192 million, and cash paid for acquisitions, net of cash acquired, of $58 million, partially offset by proceeds from maturities and sales of marketable securities of $1.0 billion and other investing activities of $9 million.
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

Financing Activities
Cash used in financing activities was $1.1 billion for the first nine months of 2026, which primarily consisted of repurchases of our Class A common stock of $1.0 billion, payments of acquisition-related deferred cash consideration of $40 million, and other financing activities of $6 million, partially offset by proceeds from exercise of stock options of $4 million.
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
Income Taxes
As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, we maintain a valuation allowance against our U.S. federal and state net deferred tax assets. Given our U.S. profitability, including income in prior years and income through the first nine months of 2026, as well as anticipated future earnings, we believe that there is a reasonable possibility that sufficient positive evidence may become available in a future period to reach a conclusion that the U.S. valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of U.S. federal and state deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded. The exact timing and amount of any potential valuation allowance release are subject to change on the basis of our level of sustained U.S. profitability, as well as the amount of our tax deductible stock-based compensation, which is dependent upon our publicly traded share price and macroeconomic conditions, among other factors.
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
Based on our investment portfolio balance as of September 30, 2026, a hypothetical 100 basis point increase in interest rates would not have materially affected our condensed consolidated financial statements. We currently do not hedge these interest rate exposures.

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
The aggregate carrying value of our non-marketable equity investments was $264 million as of September 30, 2026. Adjustments or impairments are recorded in other income (expense), net in the condensed consolidated statements of operations and establish a new carrying value for the investment.
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
We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing and ultimately settling certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Foreign currency gains and losses were immaterial for the three and nine months ended September 30, 2026. Based on our foreign currency exposures from monetary assets and liabilities as of September 30, 2026, we estimated that a 10% change in exchange rates against the U.S. dollar would not have resulted in a material gain or loss.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer (together, our “certifying officers”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our certifying officers have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control
We are in the process of integrating Deliveroo into our overall internal control over financial reporting process. As a result of these integration activities, certain controls will be evaluated and may be changed. There were otherwise no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
The outcomes of our Legal Proceedings are inherently unpredictable and subject to significant uncertainties. When we determine that we have meritorious defenses to any claims asserted, we defend ourselves vigorously; however, we also consider settlement of disputes when, in management’s judgment, it is in the best interests of both DoorDash and its stockholders to do so. For some matters for which a material loss is reasonably possible, an estimate of the amount of loss or range of losses is not possible nor are we able to estimate the loss or range of losses that could potentially result from the application of nonmonetary remedies. Until the final resolution of Legal Proceedings, there may be an exposure to a material loss in excess of the amount recorded or non-monetary damages.
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

Regulatory and administrative investigations, audits, demands, and inquiries
We have in the past been, are currently, and may in the future be the subject of regulatory and administrative investigations, audits, demands, and inquiries conducted by federal, state, or local governmental agencies concerning our business practices, the classification and compensation of Dashers, DoorDash Dasher pay models and pay practices, compliance with consumer protection laws, privacy, cybersecurity, tax issues, unemployment insurance, workers’ compensation insurance, and other matters. For example, we are currently under audit by the Employment Development Department of the State of California (the "CA EDD") for payroll tax liabilities. In January 2023, the CA EDD issued a negative assessment in connection with such audit. We believe that we have meritorious defenses to the CA EDD’s assessment, and intend to vigorously appeal this assessment. However, the ultimate resolution of the audit is uncertain and, accordingly, we have recorded an accrual for this matter within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of September 30, 2026. We are currently the subject of government investigations, audits, demands, and inquiries in other jurisdictions as well, and we may in the future settle, or record accruals with respect to, such matters. Further, the results of investigations, audits, demands, and inquiries and related governmental action are inherently unpredictable and, as such, there is always the risk of an investigation, audit, demand, or inquiry having a material impact on our business, financial condition, and results of operations, particularly in the event that an investigation, audit, or inquiry results in a lawsuit or unfavorable regulatory enforcement or other action. Regardless of the outcome, these matters can have an adverse impact on us in light of the costs associated with cooperating with, or defending against, such matters, and the diversion of management resources, and other factors. For additional information regarding certain of these regulatory matters, see Note 7, “Balance Sheet Components,” included in Part I, Item 1, "Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q.
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
•as a result of an acquisition, third parties we work with or the acquired business works with may delay or defer certain business decisions, seek to terminate, change, or renegotiate their relationships with us or the acquired business, or consider working with a competitor instead; and
•adverse reaction to an acquisition.
In contrast to mergers and acquisitions, strategic investments inherently involve less control by us over the business operations of the investee, thereby potentially increasing the financial, legal, operational, regulatory, or compliance risks associated with the joint venture or strategic investment. In addition, we may be dependent on partners, controlling stockholders, management, or other persons or entities who control them and who may have business interests, strategies, or goals that are inconsistent or competitive with ours. Business decisions or other actions or omissions of the partners, controlling stockholders, management, or other persons or entities who control them may adversely affect the value of our investment, result in litigation or regulatory action against us, and may otherwise damage our reputation and brand. Our ability to sell, transfer, or otherwise realize value from our investments may be limited by applicable securities laws and regulations. Entry into certain transactions with non-U.S. entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or non-U.S. government entities. If a transaction with a non-U.S. entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy. We can provide no assurance that our strategic investments will generate returns for our business, or that we will not lose our initial investment in whole or in part. For example, during the quarter ended December 31, 2023, we recorded an impairment of $101 million associated with non-marketable equity securities that we acquired in connection with strategic investments.
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
If we are unable to manage these risks effectively, our international operations may not be successful and we may determine to exit operations or discontinue certain products or services in certain geographies, which could adversely affect our business, financial condition, and results of operations. In addition, our international operations and any further international expansion may subject our business to broader economic, political, and other international risks, including economic volatility, security risks, and geopolitical conflicts, and may increase our risks in complying with various laws and standards, including with respect to anti-corruption, anti-bribery, export controls, and trade and economic sanctions, such as U.S. Office of Foreign Assets Control sanctions and similar European Union ("EU") sanctions. For example, our operations in jurisdictions that are in close proximity to Russia increase the difficulty in complying with trade and economic sanction regimes related to business with Russia.
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
Certain of our competitors offer, or may in the future offer, lower-priced or a broader range of offerings. Similarly, certain competitors may use marketing strategies that enable them to attract and retain new merchants, consumers, and Dashers at a lower cost than us. There is no assurance that we will not be forced, through competition, regulation, or otherwise, to reduce the price of delivery for consumers, increase the amounts we pay to Dashers that utilize our platform, further reduce the fees and commissions we charge merchants, or increase our marketing and other expenses to attract and retain merchants, consumers, and Dashers in response to competitive pressures. Pricing practices, including when prices and fees are displayed to consumers during the ordering process and how prices, fees, and discounts may be set, face growing public, media, and regulatory scrutiny. Negative public reaction to, or new laws, regulations, and enforcement actions governing, these practices could require us to change how we present fees and limit our ability to provide relevant discounts to consumers. We have launched, and may in the future launch, new pricing strategies and initiatives, including Dasher or consumer loyalty programs, or modify existing pricing methodologies, the way in which fees, taxes, or similar items are presented on our platform, or our policies with respect to refunds and credits, any of which may not ultimately be successful in attracting and retaining merchants, consumers, or Dashers and which may result in lower commissions or fees, which could adversely affect our business, financial condition, and results of operations. Further, our consumers’ price sensitivity may vary by geographic location, and as we expand, our business model and pricing methodologies may not be competitive in these locations. As a result, our continued international expansion may require us to change our operations and pricing strategies to adjust to different cultural norms, including with respect to consumer pricing and gratuities.
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
We have made, and intend to continue making, substantial investments in our technology, customer service, and sales and marketing infrastructure. For example, we are in the process of developing a new global technology platform for product development and operations, which has required, and is expected to continue requiring, both direct and opportunity costs in the near term, but is expected to increase our pace of global product development, enhance developer productivity through AI-native tooling, and improve operational consistency globally. Our ability to manage our growth effectively and to integrate new employees, technologies, services, and acquisitions into our existing business will require us to continue to expand our operational and financial infrastructure, including the development of appropriate controls, in order to manage our business effectively and accurately report our results of operations; it will also require us to continue to effectively integrate, develop, and motivate a large number of new employees, while maintaining the beneficial aspects of our culture. In addition, our continued expansion into new verticals and geographies may also require us to adapt to different labor arrangements, including, but not limited to, engagement with works councils and potential negotiated agreements with labor unions, and may require us to adapt our employment and operational practices with respect to those new verticals and geographies. Continued growth could challenge our ability to develop and improve our operational, financial, and management controls, enhance our reporting systems and procedures, recruit, train, and retain highly skilled personnel, and maintain user satisfaction. If we do not manage the growth of our business and operations effectively, the quality of our platform and the efficiency of our operations could suffer, which could adversely affect our reputation and brand, business, financial condition, and results of operations.
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

•a failure to operate our business in a way that is consistent with our operating principles and mission;
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
We are committed to the long-term success of our business, including by expanding our platform and enhancing the consumer experience, which we believe will ultimately drive long-term stockholder value. However, expanding our platform and continually enhancing the consumer experience requires steady and significant investments, which may not necessarily maximize short-term financial results. We frequently make business decisions that may negatively impact our short-term financial results when we believe that the decisions are consistent with our goals to improve the consumer experience, which we believe will improve our financial results over the long term. For example, in 2025, we announced a multi-year initiative to develop a new global technology platform for product development and operations, which has and will continue to entail both direct and opportunity costs in the near term but, as work progresses, we expect will increase our pace of global product development, enhance developer productivity through AI-native tooling, and improve operational consistency across all of our geographies. These decisions may not be consistent with the short-term expectations of our stockholders, may take longer to implement and require more resources than initially anticipated, and may not produce the long-term benefits that we expect, in which case our growth, business, financial condition, and results of operations could be adversely affected.
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
Further, if competitors introduce new features, offerings, or technologies, or if new industry standards and practices or consumer trends emerge, our existing technology, services, websites, and mobile applications may become less popular or obsolete. For example, companies operating in different industries are developing and have begun implementing autonomous technologies, and we believe that they may use these technologies to compete with us in the delivery or logistics industries. Our competitors may develop and commercialize autonomous and drone delivery technologies at scale before we or our partners do. In the event that our competitors bring autonomous or drone delivery to market or scale those technologies before we do, or their technology is, or is perceived to be, superior to our or our partners’ technology, they may be able to leverage such technology to compete more effectively with us, which could adversely affect our business, financial condition, and results of operations. Our future success could depend in large part on our ability to invest in, develop, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely manner. Our implementation of autonomous technologies may take longer than initially anticipated, including as a result of trade rules that could impact development and manufacturing roadmaps, and may require more upfront capital investment that may not generate return on investment. In addition, laws and regulations governing autonomous and drone technology are relatively nascent and rapidly evolving, and the scope and interpretation of these and related or similar laws, and whether they are applicable to us, are often uncertain. New or existing regulation in this area may impair our ability to deploy technology that we believe may allow our platform to operate more efficiently and effectively.
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
We believe that our company culture, which promotes authenticity, empathy, support for others, and bias for action, has been critical to our success. We face a number of challenges that may affect our ability to sustain our corporate culture, including:
•failure to identify, attract, reward, and retain people in leadership positions in our organization who share and further our culture, operating principles, and mission;
•the increasing size and geographic diversity of our workforce;
•an increasing share of our workforce working remotely, on hybrid schedules, and spending less time collaborating in offices;
•the integration of new personnel and businesses from acquisitions;
•competitive pressures to move in directions that may divert us from our mission, vision, and operating principles;
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
We establish insurance reserves for claims incurred but not yet paid and claims incurred but not yet reported and any loss adjustment expenses, and we periodically evaluate and, as necessary, adjust our actuarial assumptions and insurance reserves as our experience develops or new information is learned. We employ various predictive modeling and actuarial techniques and make numerous assumptions based on limited historical experience and industry statistics to estimate our insurance reserves. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult, subjective, and speculative. Additionally, actuarial projections make no provision for the extraordinary future emergence of losses or types of losses not sufficiently represented in the historical data or which are not yet quantifiable. A number of external factors can affect the actual losses incurred for any given claim, including but not limited to the length of time the claim remains open, the limits and coverage of auto insurance carried by Dashers or otherwise generally offered with respect to personal auto insurance, fluctuations in healthcare costs, legislative and regulatory developments, judicial developments and unexpected events such as natural or human-made catastrophic disasters or negative publicity. Such factors can impact the reserves for claims incurred but not yet paid as well as the actuarial assumptions used to estimate the reserves for claims incurred but not yet reported and any loss adjustment expenses for current and historical periods. For any of the foregoing reasons, our actual losses for claims and related expenses may deviate, individually or in the aggregate, from the insurance reserves reflected in our financial statements. If we determine that our estimated insurance reserves are inadequate, we may be required to increase such reserves at the time of the determination, which could result in a decrease in our net income or an increase in our net loss in the period in which the shortfall is determined and negatively impact our business, financial condition, and results of operations.
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

We are also subject to industry standards, such as the Payment Card Industry Data Security Standard, which requires companies to adopt certain measures designed to ensure the security of cardholder information. For our prescription delivery business on our Marketplace, we receive protected health information that is subject to the Health Insurance Portability and Accountability Act, which requires us to comply with certain measures to safeguard such health information in accordance with federal regulation and business associate agreements with pharmacies, and some state health privacy laws. Any breach of such information could result in required notifications to individuals and regulators, and could lead to investigation or litigation related to confidentiality and data protection requirements. We may also be contractually required to process and secure data in certain manners and to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any laws, regulations, or other legal obligations relating to privacy, data protection, cybersecurity, or consumer protection.
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
We have registered or applied for registration, among other trademarks, the terms “DoorDash”, "Deliveroo", and "Wolt" in various countries in which those brands are used. Competitors have and may continue to adopt and use service names and domain names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. In addition, we may adopt or otherwise use certain trade names or trademarks that may be allegedly similar to others already registered by third parties. As a result, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trade names or trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and other jurisdictions may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully apply for a patent or register our trademarks or otherwise secure our intellectual property. Our efforts to protect, maintain, or enforce our intellectual property and proprietary rights may be ineffective and could result in substantial costs and diversion of resources, which could adversely affect our business, financial condition, and results of operations.
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
Holders of our 2030 Notes may, subject to a limited exception set forth in the related Indenture, require us to repurchase their 2030 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid special and additional interest, if any, to, but excluding, the fundamental change repurchase date. Upon maturity of the 2030 Notes, we must pay their principal amount and accrued and unpaid special and additional interest, if any, in cash, unless they have been previously repurchased, redeemed or converted. In addition, all conversions of 2030 Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2030 Notes or pay the cash amounts due upon their maturity or conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2030 Notes or pay the cash amounts due upon conversion. Our failure to repurchase 2030 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, and may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2030 Notes.
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
The terms of our revolving credit facility in effect as of August 5, 2026 (the "Credit Facility") under our revolving credit and guaranty agreement (as most recently amended and restated, the "Credit Agreement") include a number of covenants that limit our ability and/or certain of our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, and undergo certain fundamental changes, including merging or consolidating with other companies or selling substantially all of our and our subsidiaries' assets, taken as a whole. We are also required to comply with a maximum senior net leverage ratio, measured quarterly, determined in accordance with the terms of the Credit Agreement. The terms of our Credit Facility may restrict our current and future operations and could adversely affect our ability to finance our future operations or capital needs. In addition, complying with these covenants may make it more difficult for us to successfully execute our business strategy, including potential acquisitions, and compete against companies that are not subject to such restrictions.
A failure by us to comply with the covenants or payment requirements specified in the Credit Agreement could result in an event of default under the agreement, which would give the lenders the right to terminate their commitments to provide additional loans under the Credit Facility, to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable, and to require cash collateral for any outstanding letters of credit issued under the facility. If not waived, these defaults could also cause our other then-outstanding indebtedness, including the 2030 Notes, to become immediately due and payable. If the debt under the Credit Facility or other outstanding indebtedness were to be accelerated or such cash collateral were to be required under the Credit Facility, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or sell sufficient assets to repay the debt, which could immediately adversely affect our business, cash flows, results of operations, and financial condition. Even if we were to obtain new financing, it may not be on commercially reasonable terms or on terms that are acceptable to us. As of September 30, 2026, there were no revolving loans outstanding and $327 million in aggregate face amount of letters of credit issued under the Credit Facility.
Risks Related to Ownership of Our Class A Common Stock
The multi-class structure of our common stock and the Voting Agreement between our Co-Founders has the effect of concentrating voting power with Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval.
Our Class A common stock has one vote per share, our Class B common stock has 20 votes per share, and our Class C common stock has no voting rights, except as otherwise required by law. Our Co-Founders together hold all of the issued and outstanding shares of our Class B common stock. As of September 30, 2026, Tony Xu, our co-founder, Chief Executive Officer, and Chair of our board of directors, Andy Fang, our co-founder, Head of LaunchPad, and a member of our board of directors, and Stanley Tang, our co-founder, Head of DoorDash Labs, and a member of our board of directors, collectively held 54% of the voting power of our outstanding capital stock in aggregate, which voting power may increase over time as our Co-Founders exercise or vest in outstanding equity awards (including those equity awards granted to our Co-Founders prior to our initial public offering and subject to equity exchange right agreements whereby each of our Co-Founders has a right (but not an obligation) to require us to exchange any shares of Class A common stock received upon the exercise of options to purchase shares of Class A common stock or the vesting and settlement of RSUs related to shares of Class A common stock for an equivalent number of shares of Class B common stock). If all such equity awards held by our Co-Founders (including the CEO Performance Award) had been exercised or vested and exchanged for shares of Class B common stock as of September 30, 2026, our Co-Founders would collectively hold 63% of the voting power of our outstanding capital stock. Our Co-Founders have also entered into the Voting Agreement, whereby Mr. Xu has the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. As a result, Mr. Xu will be able to determine or significantly influence any action requiring the approval of our stockholders, including the election of our board of directors, the adoption of amendments to our articles of incorporation ("Articles of Incorporation") and bylaws ("Bylaws"), and the approval of any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction. Mr. Xu may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing, or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of our Class A common stock. Further, the separation between voting power and economic interests could cause conflicts of interest between our Co-Founders and our other stockholders, which may result in Mr. Xu undertaking, or causing us to undertake, actions that would be desirable for himself or our Co-Founders but would not be desirable for our other stockholders.
Future transfers by the holders of Class B common stock will generally result in those shares automatically converting into shares of Class A common stock, subject to limited exceptions, such as certain transfers effected for estate planning or other transfers among our Co-Founders and their family members. Our Articles of Incorporation also provide, with respect to any holder of Class B common stock, that such holder’s shares of Class B common stock will convert into Class A common stock on the affirmative written election of such holder to convert such shares or, if later, the time or the happening of a future event specified in such written election. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon (i) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the first date on which the number of shares of our capital stock, including Class A common stock, Class B common stock, and Class C common stock, and any shares of capital stock underlying equity securities or other convertible instruments, held by Mr. Xu and his permitted entities and permitted transferees is less than 35% of the number of shares of Class B common stock of DoorDash, Inc. held by Mr. Xu and his permitted entities as of immediately following the completion of our initial public offering, which we sometimes refer to herein as the "35% Ownership Threshold;" (ii) the date that is 12 months after the death or permanent and total disability of Mr. Xu, during which 12-month period the shares of our Class B common stock shall be voted as directed by a person designated by Mr. Xu and approved by our board of directors (or if there is no such person, then our secretary then in office); (iii) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date on which Mr. Xu is terminated for Cause for Termination (as defined in our Articles of Incorporation); or (iv) the date fixed by our board of directors that is no less than 61 days and no more than 180 days following the date upon which (A) Mr. Xu is no longer providing services to us as an officer, employee, or consultant and (B) Mr. Xu is no longer a member of our board of directors, either as a result of Mr. Xu’s voluntary resignation or as a result of a request or agreement by Mr. Xu not to be renominated as a member of our board of directors at a meeting of our stockholders. We refer to the date on which such final conversion of all outstanding shares of Class B common stock pursuant to the terms of our Articles of Incorporation occurs as the "Final Conversion Date."
We have no current plans to issue shares of our Class C common stock, which entitle the holder to zero votes per share (except as otherwise required by law). These shares will be available to be used in the future to further strategic initiatives, such as financings or acquisitions, or issue future equity awards to our service providers. Over time the issuance of shares of Class A common stock will result in voting dilution to all of our stockholders and this dilution could eventually result in our Co-Founders, in particular Mr. Xu, holding less than a majority of our total outstanding voting power. Once our Co-Founders own less than a majority of our total outstanding voting power, Mr. Xu would no longer have the unilateral ability to elect all of our directors and to determine the outcome of most matters submitted for a vote of our stockholders. Because the shares of Class C common stock would have no voting rights (except as required by law), the issuance of such shares will not result in further voting dilution, which would prolong the voting control of Mr. Xu. Further, the issuance of such shares of Class C common stock to Mr. Xu would also delay the final conversion of all of our outstanding Class B common stock because shares of Class C common stock issued to Mr. Xu would be counted when determining whether the 35% Ownership Threshold has been met. As a result, the issuance of shares of Class C common stock could prolong the duration of Mr. Xu’s voting control and his ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. In addition, we could issue shares of Class C common stock to our Co-Founders and, in that event, they would be able to sell such shares of Class C common stock and achieve liquidity in their holdings without diminishing Mr. Xu’s voting control. Any future issuances of shares of Class C common stock will not be subject to approval by our stockholders except as required by the listing standards of Nasdaq.
Our Articles of Incorporation provide that we will not rely on controlled company exemptions so long as our securities are listed for trading on the New York Stock Exchange, the Nasdaq Stock Market or any successor markets or exchanges; however, we could in the future reevaluate this limitation in our Articles of Incorporation and avail ourselves of certain reduced corporate governance requirements.
As a result of our multi-class common stock structure and the Voting Agreement, our Co-Founders collectively hold a majority of the voting power of our outstanding capital stock as of September 30, 2026, and Mr. Xu has the authority (and irrevocable proxy) to direct the vote and vote the shares of Class B common stock held by Messrs. Fang and Tang, and their respective permitted entities and permitted transferees, at his discretion on all matters to be voted upon by stockholders. Therefore, we are considered a “controlled company” as that term is set forth in the listing standards of Nasdaq. Under these listing standards, a company in which over 50% of the voting power for the election of directors is held by an individual, a group, or another company is a “controlled company” and may elect not to comply with certain listing standards of Nasdaq regarding corporate governance, including requirements that a majority of its board of directors consist of independent directors, a compensation committee be composed of independent directors, and that there is independent director oversight over the director nomination process.
Such corporate governance requirements would not apply to us if, in the future, we choose to avail ourselves of the “controlled company” exemption. Although we qualify as a “controlled company,” our Articles of Incorporation provide that we will not rely upon any controlled company exemptions so long as our securities are listed for trading on the New York Stock Exchange, the Nasdaq Stock Market or any successor markets or exchanges. We do not currently expect to rely on these exemptions and intend to fully comply with all corporate governance requirements under the listing standards of Nasdaq. However, if we were to utilize some or all of these exemptions, we would not comply with certain of the corporate governance standards of Nasdaq, which could adversely affect the protections for other stockholders.
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
In the event the conditional conversion feature of the 2030 Notes is triggered, holders of the 2030 Notes will be entitled to convert their 2030 Notes at any time during specified periods at their option. Any such conversions will be required to be settled partially or entirely in cash, which could adversely affect our liquidity. If we elect to satisfy a portion of our conversion obligation by delivering shares of our Class A common stock, the issuance will cause dilution to our existing stockholders and could cause the market price of our Class A common stock to decline.

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
In February 2025, we announced the authorization of a share repurchase program for the repurchase of shares of our Class A common stock, in an aggregate amount of up to $5.0 billion. Under existing or any future share repurchase programs, we may make share repurchases through a variety of methods, including open market purchases, block transactions, or privately negotiated transactions, in accordance with applicable federal securities laws. Our share repurchase programs may have no time limit, may not obligate us to repurchase any specific number of shares, and may be suspended at any time at our discretion and without prior notice. The timing and amount of repurchases, if any, will be subject to liquidity, stock price, market and economic conditions, compliance with applicable legal requirements, management discretion, and other relevant factors. Specifically, Nevada law prohibits the repurchase of shares if, after giving effect to such repurchase, the corporation would not be able to pay its debts as they become due in the usual course of business (the “equity insolvency test”). Nevada law also prohibits the repurchase of shares if, after giving effect to such repurchase, the corporation’s total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved immediately thereafter, to satisfy the preferential rights upon such dissolution of holders of shares of any class or series of the capital stock of the corporation having preferential rights superior to those repurchased (the “balance sheet test”). While the provisions of our Articles of Incorporation specifically exempt us from the balance sheet test as permitted by Nevada law, our ability to repurchase shares is still subject to the equity insolvency test. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.
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
Nevada law and provisions in our Articles of Incorporation, Bylaws, and the Indenture could make a merger, tender offer, or proxy contest difficult, thereby depressing the market price of our Class A common stock.
Although we have opted out of Nevada’s business-combination and control-share acquisition statutes in our Articles of Incorporation and Bylaws, respectively, our status as a Nevada corporation and certain other provisions of the Nevada Revised Statutes (the "NRS") may have the effect of discouraging, delaying, or preventing a change in control, even if a change of control would be beneficial to our existing stockholders. In addition, our Articles of Incorporation and Bylaws contain provisions that may make the acquisition of our company more difficult, including the following:
•any amendments to our Articles of Incorporation require the approval of at least a majority of the voting power of the outstanding shares of our capital stock entitled to vote generally in the election of directors;
•our Articles of Incorporation and Bylaws provide that the affirmative vote of the holders of at least a majority of the total voting power of our outstanding voting securities, voting together as a single class, is required for stockholders to alter, amend, repeal or adopt any provision of our Bylaws;

•our multi-class common stock structure and the Voting Agreement, which provide Tony Xu with the ability to determine or significantly influence the outcome of matters requiring stockholder approval, even if he owns significantly less than a majority of our outstanding capital stock;
•our board of directors is classified into three classes of directors with staggered three-year terms and directors are only able to be removed from office for cause by not less than the minimum percentage of the voting power of the issued and outstanding shares of our stock entitled to vote thereon then permitted under and in accordance with NRS 78.335 (which minimum percentage at the time of filing of this report is not less than two-thirds of the voting power and which at no time shall be less than a simple majority of the voting power);
•until the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total voting power of our capital stock then outstanding and entitled to vote generally in the election of directors (the “Voting Threshold Date”), our stockholders will generally only be able to take action by written consent if such action is first recommended or approved by our board of directors;
•after the Voting Threshold Date, our stockholders will only be able to take action at a meeting of stockholders and will not be able to take action by written consent for any matter;
•our Articles of Incorporation do not provide for cumulative voting;
•vacancies on our board of directors will generally be able to be filled only by our board of directors and not by stockholders;
•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer, our President, or a majority of our board of directors;
•certain litigation against us can only be brought in Nevada;
•our Articles of Incorporation authorize undesignated preferred stock, the terms of which may be established and shares of which may generally be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
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
Our Bylaws designate courts located within the State of Nevada as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, stockholders, officers, or other employees.
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the sole and exclusive forum for any action, suit or proceeding, whether civil, administrative or investigative (i) brought derivatively on our behalf, (ii) asserting a claim for breach of a fiduciary duty owed by any of our current or former directors, stockholders, officers, or other employees or fiduciaries to us or our stockholders, (iii) constituting internal action (as defined in NRS 78.046), including any such action asserting a claim against us arising pursuant to any provision of Title 7 of the NRS, our Articles of Incorporation or our Bylaws, any agreement entered into pursuant to NRS 78.365 or as to which the NRS confers jurisdiction on the district court of the State of Nevada, (iv) to interpret, apply, enforce, or determine the validity of our Articles of Incorporation or our Bylaws, or (v) asserting a claim that is governed by the internal affairs doctrine shall be the Nevada Court (as defined in our Bylaws), except for, as to each of (i) through (v) above, any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court, or for which such court does not have subject matter jurisdiction. Our Bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action under the Securities Act of 1933, as amended (the "Securities Act"), against any person in connection with any offering of our securities, including, without limitation and for the avoidance of doubt, any auditor, underwriter, expert, control person or other defendant. Nothing in our Bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.
Any person or entity purchasing, holding or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, stockholders, officers, or other employees, which may discourage lawsuits against us and our directors, stockholders, officers, and other employees. The enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the exclusive forum provisions in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could adversely affect our results of operations.
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
We have never declared nor paid cash dividends on our capital stock and we do not anticipate declaring or paying any dividends to holders of our capital stock in the foreseeable future. In addition, Nevada law may impose requirements that may restrict our ability to pay dividends to holders of our capital stock. Specifically, Nevada law prohibits the declaration or payment of dividends if, after giving effect thereto, the corporation would not satisfy the equity insolvency test or the balance sheet test. While the provisions of our Articles of Incorporation specifically exempt us from the balance sheet test as permitted by Nevada law, our ability to declare and pay dividends is still subject to the equity insolvency test. Consequently, stockholders must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes the share repurchase activity for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)(1)

July 1 - 31	—	$—	—	$3,951
August 1 - 31	—	$—	—	$3,951
September 1 - 30	—	$—	—	$3,951
Total	—		—

(1)In February 2025, our board of directors authorized the repurchase of up to $5.0 billion of our Class A common stock, which is inclusive of the remaining share repurchase authority of $876 million under the share repurchase program that we previously authorized in February 2024. In connection with this authorization, we have, from time to time, entered into Rule 10b5-1 plans, which as of September 30, 2026 have resulted in the repurchase of approximately $1.0 billion of our Class A common stock in open market transactions. Please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Securities Trading Plans of Directors and Executive Officers
On August 28, 2026, Keith Yandell, our International COO (formerly Chief Business Officer), adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 57,683 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 31, 2027, or earlier if all transactions under the trading arrangement are completed.
On August 11, 2026, Ravi Inukonda, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 82,998 shares of our Class A common stock. The actual number of shares sold under the trading arrangement will be net of shares withheld for taxes upon vesting and settlement of the RSUs subject to the trading arrangement. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until December 29, 2027, or earlier if all transactions under the trading arrangement are completed.
On September 3, 2026, Tony Xu, our co-founder and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 400,000 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until November 30, 2027, or earlier if all transactions under the trading arrangement are completed.
On September 10, 2026, Ashley Still, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 1,602 shares of our Class A common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until September 30, 2027, or earlier if all transactions under the trading arrangement are completed.
Item 6. Exhibits
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q, or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Plan of Conversion	8-K	001-39759	2.1	September 18, 2026
3.1	Articles of Incorporation of the registrant.	8-K	001-39759	3.1	September 18, 2026
3.2	Bylaws of the registrant.	8-K	001-39759	3.2	September 18, 2026
10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	8-K	001-39759	10.1	September 18, 2026
10.2	Amendment Agreement, dated as of August 5, 2026, by and among DoorDash, Inc., the lenders party thereto, the issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-39759	10.1	August 5, 2026
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
101
The following financial information from DoorDash, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Redeemable Non-Controlling Interests and Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL and contained in Exhibit 101.
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

DOORDASH, INC.

Date: October 30, 2026	By:	/s/ Tony Xu
Tony Xu
Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2026	By:	/s/ Ravi Inukonda
Ravi Inukonda
Chief Financial Officer
(Principal Financial Officer)